Form 10-Q
period 1998-09-30
RESTAURANT CO
filed 1998-11-16
CIK 1047040

                                                                  CONFORMED COPY
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               -----------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                              ----------     ----------

Commission file number 333-57925
                       ---------

                             The Restaurant Company
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Delaware                                 62-1254388
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


     6075 Poplar Avenue, Suite 800, Memphis, Tennessee         38119-4709
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

                                 (901) 766-6400
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


         Indicate by [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                   THE RESTAURANT COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                                (In Thousands)


                                                            Three Months Ended          Nine Months Ended
                                                              September 30                September 30
                                                       -------------------------     ------------------------
                                                           1998          1997            1998           1997
                                                       ---------      ----------     ----------      --------
 REVENUES:
   Food sales                                          $  72,798      $  66,400      $ 203,980       $ 185,069
   Franchise revenues and other                            5,988          5,360         16,628          15,117
                                                       ---------      ---------      ---------       ---------
Total Revenues                                            78,786         71,760        220,608         200,186
                                                       ---------      ---------      ---------       ---------
COSTS AND EXPENSES:
Cost of sales:
   Food cost                                              20,251         19,165         57,607          53,099
   Labor and benefits                                     25,553         22,200         70,974          62,645
   Operating expenses                                     14,440         13,198         40,855          37,540
General and administrative                                 7,562          6,797         21,626          19,825
Depreciation and amortization                              5,072          4,002         14,750          11,900
Interest, net                                              4,352          1,148         11,990           3,672
Loss on/Provision for disposition of assets, net               -              -            295               -
Asset writedown (SFAS No. 121)                                 -              -            500               -
Tax related reorganization costs                               -              -              -             650
Other, net                                                  (350)          (302)          (923)           (741)
                                                       ---------      ---------      ---------       ---------
Total Costs and Expenses                                  76,880         66,208        217,674         188,590
                                                       ---------      ---------      ---------       ---------
Income from continuing operations                          1,906          5,552          2,934          11,596
Minority interest in net earnings of subsidiaries              -         (2,896)             -          (6,107)
                                                       ---------      ---------      ---------       ---------
Income from continuing operations before
  income taxes and extraordinary item                      1,906          2,656          2,934           5,489
Provision for income taxes                                  (633)          (951)          (986)         (2,008)
                                                       ---------      ---------      ---------       ---------
Income from continuing operations                          1,273          1,705          1,948           3,481
Discontinued operations: Income from
 discontinued operations of Restaurant Insurance
 Corporation, net of income taxes of $50                       -              -              -              93
                                                       ---------      ---------      ---------       ---------
NET INCOME                                             $   1,273      $   1,705      $   1,948       $   3,574
                                                       =========      =========      =========       =========


   The accompanying notes are an integral part of these financial statements.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                          September 30,
                                                               1998             December 31,
                                                           (Unaudited)              1997
                                                          ------------          ------------
                      ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                     $  2,299            $ 16,027
Receivables, less allowance for
  doubtful accounts of $766 and $846                             8,147               9,482
Inventories, at the lower of first-
  in, first-out cost or market                                   4,999               4,236
Prepaid expenses and other current assets                        1,777               2,047
Deferred income taxes                                              470                 470
                                                              --------            --------
                Total current assets                            17,692              32,262
                                                              --------            --------

PROPERTY AND EQUIPMENT, at cost, net of
   accumulated depreciation and amortization                   131,788             127,410

INTANGIBLE AND OTHER ASSETS, net of
   accumulated amortization of $29,715 and $27,591              45,004              47,303
OTHER ASSETS                                                     4,080               1,087
                                                              --------            --------

                                                              $198,564            $208,062
                                                              ========            ========

        The accompanying notes are an integral part of these balance sheets.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)


                                                                        September 30,
                                                                             1998               December 31,
                                                                          (Unaudited)               1997
                                                                        -------------          -------------
     LIABILITIES AND STOCKHOLDERS' INVESTMENT
                                                                        <C
 CURRENT LIABILITIES:
 Current maturities of capital lease obligations                          $   1,219             $   1,301
 Accounts payable                                                            12,284                11,415
 Accrued expenses                                                            22,214                36,302
                                                                          ---------             ---------
                Total current liabilities                                    35,717                49,018
                                                                          ---------             ---------

CAPITAL LEASE OBLIGATIONS, less
 current maturities                                                           6,071                 6,999

LONG-TERM DEBT                                                              152,808               130,000

DEFERRED INCOME TAXES AND OTHER                                               7,233                 9,977

STOCKHOLDERS' INVESTMENT:
Common stock $.01 par value, 100,000 shares authorized, 11,640
  and 17,550 issued and outstanding                                               1                     1
Additional paid-in capital                                                      969                18,252
Accumulated deficit                                                          (4,235)               (6,185)
                                                                          ---------             ---------
                Total stockholders' investment (deficit)                     (3,265)               12,068
                                                                          ---------             ---------
                                                                          $ 198,564             $ 208,062
                                                                          =========             =========

      The accompanying notes are an integral part of these balance sheets.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                   Three Months Ended                 Nine Months Ended
                                                                       September 30                       September 30
                                                                 --------------------------       -------------------------

                                                                   1998            1997             1998             1997
                                                                 --------        ----------       --------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $  1,273        $  1,705         $  1,948         $  3,574
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                   5,072           4,002           14,750           11,900
    Minority interest in net earnings of subsidiaries                   -           2,896                -            6,107

    Loss on/Provision for disposition of assets, net                    -               -              295                -

    Asset writedown (SFAS No. 121)                                      -               -              500                -

    Other non cash income and expense items, net                     (370)            447             (771)           1,135
    Earnings from discontinued operations                               -               -                -              (93)

    Net changes in other operating assets and liabilities           2,625           3,861            1,193              466
                                                                 --------        --------         --------         --------
      Total adjustments                                             7,327          11,206           15,967           19,515
                                                                 --------        --------         --------         --------
Net cash provided by operating activities                           8,600          12,911           17,915           23,089
                                                                 --------        --------         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment                               (6,488)         (4,908)         (18,260)         (10,329)
Proceeds from the sale of Restaurant Insurance Corp.                    -               -                -            2,300

Other, net                                                            226          (1,662)             337             (931)
                                                                 --------        --------         --------         --------
Net cash used in investing activities                              (6,262)         (6,570)         (17,923)          (8,960)
                                                                 --------        --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt                                        2,000           6,700           49,559           36,900
Principal payments on long-term debt                               (5,500)         (9,400)         (27,550)         (45,802)
Principal payments under capital lease obligations                   (322)           (391)          (1,010)          (1,379)
Repurchase of limited partnership units                               (55)              -          (16,296)               -

Purchase of minority interest                                           -               -          (17,282)               -

Deferred financing costs                                             (118)              -           (1,141)               -
Distributions to unitholders of PFR                                     -          (1,770)               -           (5,307)
                                                                 --------        --------         --------         --------
Net cash used in financing activities                              (3,995)         (4,861)         (13,720)         (15,588)
                                                                 --------        --------         --------         --------
Net increase (decrease) in cash and cash equivalents               (1,657)          1,480          (13,728)          (1,459)
CASH AND CASH EQUIVALENTS:
Balance, beginning of period                                        3,956             931           16,027            3,870
                                                                 --------        --------         --------         --------
Balance, end of period                                           $  2,299        $  2,411         $  2,299         $  2,411
                                                                 ========        ========         ========         ========

   The accompanying notes are an integral part of these financial statements.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Organization

The Restaurant Company ("TRC" or the "Company") is a holding company whose primary subsidiary is Perkins Family Restaurants, L.P. ("PFR"), which is indirectly wholly-owned by TRC. TRC is the sole stockholder of Perkins Restaurants, Inc. ("PRI"), which is a limited partner and the indirect owner of 100% of PFR and the parent corporation of PFR's general partner, Perkins Management Company ("PMC"). TRC is also the sole stockholder of TRC Realty Co. TRC has no significant assets other than its direct and indirect equity interests in its subsidiaries. Except as the context otherwise requires, references to the "Company" refer to TRC together with its subsidiaries, including, without limitation, PFR.

Basis of Presentation

The accompanying unaudited consolidated financial statements of TRC have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of the operating results. Results of operations for the interim periods are not necessarily indicative of a full year of operations. The notes to the financial statements contained in the Company's September 1998 Form S-4 Registration Statement should be read in conjunction with these statements.

Certain prior year amounts have been reclassified to conform to current year presentation.

Going Private Transaction

PFR is a limited partnership that currently is indirectly wholly-owned (including its general partner's interest) by TRC. Until December 1997, PFR's units of limited partnership interest ("Units") were traded on the New York Stock Exchange under the symbol "PFR." In December 1997, PFR, TRC and a subsidiary of TRC completed a series of transactions pursuant to which PFR's operating subsidiary was eliminated through a merger and PFR became an indirect wholly-owned subsidiary of TRC and the approximately 5.44 million Units held by persons other than TRC and its subsidiaries were converted into the right to receive $14.00 in cash per Unit (the "Going Private Transaction"). There has not been, nor is there anticipated to be, a change in PFR's management or business strategy as a result of the Going Private Transaction.

The following unaudited pro forma results of operations for the third quarter and nine months ended September 30, 1997 give effect to the Going Private Transaction as if it had occurred on January 1, 1997. This pro forma information does not necessarily represent what the results would have been had the Going Private Transaction occurred at the beginning of the period presented.


                                             (Unaudited)
                              -------------------------------------
                               Three Months           Nine Months
                                   Ended                 Ended
                              September 30,           September 30,
                                  1997                     1997
                              -------------           -------------
             Revenues         $      71,966           $     200,804
             Net Income       $       1,613           $       1,691


The Reorganization

On May 7, 1998, TRC and Harrah's Entertainment, Inc. (Harrah's) entered into an agreement calling for the redemption by TRC of Harrah's 33.3% interest in the Company for $17.0 million in cash (the "Reorganization"). Subsequent to the Reorganization, the Company's common stock is owned 50.0% by Donald N. Smith, the Company's Chairman and Chief Executive Officer, 42.3% by The Equitable Life Assurance Society of the United States and 7.7% by others. There has not been, nor is there anticipated to be, a change in the Company's management or business strategy as a result of the Reorganization.

Contingencies

The Company is a party to various legal proceedings in the ordinary course of business. Management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

In the past, PFR has sponsored financing programs offered by certain lending institutions to assist its franchisees in procuring funds for the construction of new franchised restaurants and to purchase and install in-store bakeries. PFR provides a limited guaranty of the funds borrowed. At September 30, 1998, there were approximately $3,427,000 in borrowings outstanding under these programs. PFR has guaranteed $1,142,000 of these borrowings. No additional borrowings are available under these programs.

On February 26, 1998, PFR entered into a separate two year limited guaranty of $1,200,000 in borrowings of a franchisee which were used to construct a new franchise restaurant. As of September 30, 1998, the outstanding balance on the loan was $1,200,000.

PFR's largest franchisee operates 35 restaurants, the majority of which are leased from unaffiliated lessors, pursuant to a temporary license agreement which expires November 30, 1998. In May 1998, the franchisee filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York. PFR and the franchisee have entered into a Stipulation and Order Authorizing Standstill and Extension Agreement which has been approved by the Bankruptcy Court authorizing the continuing temporary operation of the franchisee's restaurants.

The franchisee has advised PFR that it has entered into an agreement in principle with an operator of truck stops and travel plazas for the acquisition of a majority of the franchisee's assets related to its Perkins Family Restaurants. If approved by the Bankruptcy Court, the acquiror will become a franchisee of PFR and provide funds for remodeling existing restaurants. PFR has been informed that the acquiror intends to operate 29 to 33 restaurants. The balance of the franchisee's restaurants will be closed. During the past three years, the franchisee's average net royalty payments to PFR were approximately $1.8 million and at September 30, 1998, the franchisee was delinquent in its royalty obligations in the amount of approximately $530,000, of which $300,000 had been reserved.

TRC is a holding company which has no significant assets other than its direct and indirect equity interest in its subsidiaries. Accordingly, TRC must rely entirely upon distributions from its subsidiaries to generate the funds necessary to meet its obligations. The ability of PFR to distribute funds to TRC is restricted by the Senior Notes Indenture related to its Unsecured Senior Notes. See "Capital Resources and Liquidity".

Supplemental Cash Flow Information

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the three months ended September 30, consisted of the following (in thousands):



                                        Three Months Ended            Nine Months Ended
                                           September 30,                September 30,
                                  ----------------------------    ------------------------

                                     1998           1997            1998           1997
                                  -------------  -------------    -------------  ---------
 (Increase) Decrease in:
    Receivables                   $  (681)        $(1,210)        $(1,555)        $(2,160)
    Inventories                      (352)            (79)           (763)             78
    Prepaid expenses and
      other current assets            111            (629)           (275)           (460)
    Other assets                       80             495             (23)           (747)

 Increase (Decrease) in:
    Accounts payable                  810           5,653             873           5,138
    Accrued expenses                3,095           1,115           2,893             410
    Other liabilities                (438)         (1,484)             43          (1,793)
                                  -------         -------         -------         -------

                                  $ 2,625         $ 3,861         $ 1,193         $   466
                                  =======         =======         =======         =======

Other supplemental cash flow information was as follows (in thousands):


                                     Three Months Ended           Nine Months Ended
                                       September 30,                 September 30,
                                   ---------------------       ---------------------

                                    1998           1997            1998        1997
                                   ------         -----        --------      -------
Cash paid for interest             $  361        $1,376        $7,249        $4,031
Income taxes paid                   1,385           710         2,250         2,131
Income tax refunds received             -           100           690           170

Asset Writedown (SFAS No. 121)

As required by Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company evaluates the recoverability of assets (including intangibles) based upon their related undiscounted estimated future cash flows when events and circumstances indicate that assets might be impaired. During the first quarter of 1998, as a result of this review, the Company identified five restaurant properties which were not expected to generate undiscounted future cash flows sufficient to cover the carrying value of the underlying assets related to these properties. As required under SFAS No. 121, the carrying amounts of the assets associated with these restaurant properties were written down to their estimated fair market values. The resulting non-cash charge reduced first quarter 1998 pre-tax income by $500,000.

Long-Term Debt

On May 18, 1998, TRC issued $31,100,000 of 11.25% Senior Discount Notes (the "TRC Notes") maturing on May 15, 2008. The TRC Notes were issued at a discount to their principal amount at maturity and generated gross proceeds to TRC of approximately $18,009,000. The proceeds were used to purchase the shares of TRC owned by Harrah's and pay expenses of the Reorganization.

New Accounting Pronouncements

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for fiscal years beginning after December 15, 1997 with restatement of all prior periods shown if not impracticable to do so. SFAS No. 131 requires the disclosure of certain information about the operating segments of the Company in the financial statements. The Company will implement SFAS No. 131 during 1998; however, reporting of segment information in interim financial statements is not required in the initial year of application.

In April 1998, The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which the Company is required to adopt in 1999, with earlier application permitted. SOP 98-5 requires the costs of start-up activities to be expensed as incurred. Upon adoption of SOP 98-5, the Partnership will be required to record a cumulative effect of a change in accounting principle to write off any unamortized preopening costs that exist on the balance sheet at that date. As of September 30, 1998, the Company had unamortized preopening costs of approximately $403,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998


RESULTS OF OPERATIONS

Overview:

The Company through its primary subsidiary, PFR, is a leading operator and franchisor of full-service mid-scale restaurants located primarily in the Midwest, Pennsylvania, upstate New York, and central Florida. As of September 30, 1998, the Company owned and operated 139 full-service restaurants and franchised 355 full-service restaurants. The Company also manufactures and distributes bakery products which are sold to Company-operated restaurants, franchisees, third-party bakers and food distributors. The business of Perkins was founded in 1958, and since then Perkins has continued to adapt its menus, product offerings, building designs and decor to meet changing consumer preferences. Perkins is a highly recognized brand in the geographic areas it serves.

The Company's revenues are derived primarily from the operation of full-service restaurants, the sale of bakery products produced by its manufacturing division, Foxtail Foods ("Foxtail"), and franchise fees. Foxtail offers cookie dough, muffin batters, pancake mixes, pies and other food products to Company-operated and franchised restaurants through food service distributors in order to ensure consistency and availability of Perkins' proprietary products to each unit in the system. Additionally, Foxtail manufactures certain proprietary and non-proprietary products for sale to non-Perkins operations. Sales to Company-operated restaurants are eliminated in the accompanying statements of operations. In the nine months ended September 30, 1998, revenues from Company-operated restaurants, Foxtail and franchise fees accounted for 83.9%, 8.6% and 7.3% of total revenues, respectively.

TRC leases an executive aircraft through TRC Realty Co. The aircraft is operated for the benefit of, and all operating costs are reimbursed by, PFR and Friendly Ice Cream Corporation.

The Company's revenues have increased steadily over the last five years. System-wide sales (including franchised restaurants) have increased 21.0% from $587,755,000 in 1993 to $710,962,000 in 1997. Revenues from Company-operated restaurants have increased 22.9% from $183,416,000 to $225,486,000 and franchise revenues have increased 24.4% from $15,544,000 to $19,333,000, over the same period. Average revenue per Company-operated restaurant has increased 13.8%, from $1,478,000 to $1,682,000 over the same period. Net loss in 1993 was $14,530,000 compared to a net loss of $291,000 in 1997. Net income from continuing operations was $2,374,000 in 1993 compared to a net loss from continuing operations in 1997 of $384,000. Earnings before interest, taxes, depreciation, amortization, provision for disposition of assets and Going Private Transaction expenses for the same periods were $31,695,000 and $36,291,000, representing a 14.5% increase. Company-operated restaurants have achieved comparable restaurant sales increases in each of the last twenty-eight quarters.

A summary of the Company's results for the third quarter and nine months ended September 30 are presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenues.



                                                   Three Months Ended            Nine Months Ended
                                                      September 30                  September 30
                                                ------------------------      ----------------------
                                                    1998           1997          1998           1997
                                                -----------      -------      ---------      --------
Revenues:
   Food sales                                        92.4%         92.5%         92.5%         92.4%
   Franchise revenues                                 7.6           7.5           7.5           7.6
                                                    -----         -----         -----         -----
Total Revenues                                      100.0         100.0         100.0         100.0
                                                    -----         -----         -----         -----

Costs and Expenses:
 Cost of sales:
      Food cost                                      25.7          26.7          26.1          26.5
      Labor and benefits                             32.4          30.9          32.2          31.3
      Operating expenses                             18.3          18.4          18.5          18.8
 General and administrative                           9.6           9.5           9.8           9.9
 Depreciation and amortization                        6.4           5.6           6.7           5.9
 Interest, net                                        5.6           1.6           5.5           1.8
 Loss on/Provision for disposition of assets            -             -           0.1             -
 Asset writedown (SFAS No. 121)                         -             -           0.2             -
 Tax related reorganization costs                       -             -             -           0.3
 Other, net                                          (0.4)         (0.4)         (0.4)         (0.4)
                                                    -----         -----         -----         -----
Total costs and expenses                             97.6          92.3          98.7          94.1
                                                    -----         -----         -----         -----
                                                      2.4           7.7           1.3           5.9
Minority interest in net earnings of
 subsidiaries                                           -          (4.0)            -          (3.1)

Provision for income taxes                           (0.8)         (1.3)         (0.4)         (1.0)
Income from discontinued operations                     -             -             -             -
                                                    -----         -----         -----         -----

Net Income                                            1.6%          2.4%          0.9%          1.8%
                                                    =====         =====         =====         =====

Net income for the third quarter of 1998 was $1,273,000 versus net income of $1,705,000 for the same period in 1997. For the nine months ended September 30, 1998, net income was $1,948,000 compared to $3,574,000. Lower income is primarily the result of the effects in 1998 of additional interest expense, depreciation and amortization related to the Going Private Transaction and the Reorganization.

Revenues:

Total revenues for the third quarter and first nine months of 1998 increased approximately 9.5% and 9.9% over the same periods last year due primarily to higher comparable restaurant sales and increased Foxtail sales. Same store comparable sales increased approximately 7.2% and 8.4% over the third quarter and first nine months of 1997, respectively, due primarily to an increase in comparable guest visits, selective menu price increases and guest trends toward higher-priced entrees. The shift in customer preference to higher-priced entrees can be attributed to the Company's development and promotion of higher-priced menu items. Three Company-operated restaurants opened after the second quarter of 1997 and the opening of three new Company-operated restaurants in the current year contributed to the increase in restaurant food sales during the quarter and nine months ended September 30, 1998. These increases were offset by the refranchising of one Company-operated restaurant during 1997. Management believes remodeling of Company-operated restaurants, enhanced promotional events and implementation of new products resulted in the increased customer counts.

Revenues from Foxtail increased approximately 9.1% and 13.1% over the three and nine months ended September 30, 1997, and constituted approximately 8.6% of the Company's revenues year-to-date. The increase in sales is primarily due to growth in the number of stores in the Perkins system.

Franchise and other revenues, which consist primarily of franchise royalties and sales fees, increased 7.6% over the third quarter of 1997 and 5.7% over the first nine months of 1997. This increase is due primarily to the opening of 31 new franchised restaurants and the sale of one Company-operated restaurant to a franchisee since September 30, 1997. This increase is partially offset by the closing of nine underperforming franchised restaurants during the same period.

Costs and Expenses:

Food cost:
In terms of total revenues, food cost for the three and nine months ended September 30, 1998 decreased 0.9 and 0.3 percentage points over the same periods in 1997. These decreases during the current year were primarily due to menu price increases effective in January, May and August 1998. Lower commodity costs on pork, coffee and red meat contributed to the decrease in food cost percentage as well. In addition, Foxtail had lower commodity food costs and experienced a sales trend toward higher gross margin products.

Labor and benefits:
Labor and benefits expense, as a percentage of total revenues, increased 1.6 and
1.0 percentage points for the third quarter and nine months ended September 30, 1998, respectively. Labor costs have increased over the prior year due to higher minimum wage rates, a highly competitive labor market and slightly lower productivity. Employee insurance costs rose over the prior year due to a change in the provider network effective October 1, 1997. Many health care providers within the network began to withdraw during the year depriving the Company of anticipated discounts. Effective October 1, 1998, the Company changed provider networks.

The wage rates of PFR's hourly employees are impacted by Federal and state minimum wage laws. Legislation enacted during 1996 which raised the Federal minimum wage rate in 1996 and 1997 has had an impact on the Company's labor costs. These increases have resulted in the Federal minimum wage rate increasing from $4.25 per hour in 1996 to $5.15 per hour today. Certain states do not allow tip credits for servers which results in higher payroll costs as well as greater exposure to increases in minimum wage rates. In the past, the Company has been able to offset increases in labor costs through selective menu price increases and improvements in labor productivity. The Company anticipates that it can offset the majority of the recent increases through selective menu price increases. However, there is no assurance that future increases can be mitigated through raising menu prices.

Operating expenses:
Operating expenses, expressed as a percentage of total revenues, equal the third quarter 1997 and decreased 0.2 percentage points from the nine months ended September 30, 1997. For the quarter, a decrease in franchise service fees was offset by higher new franchise store opening costs. The year-to-date decrease is primarily due to lower utilities expense and lower franchise service fees partially offset by increased franchise opening costs. Franchise service fees decreased due to the termination of two service fee agreements during 1997. Franchise opening costs increased due to the opening of 5 additional restaurants during the quarter and 15 additional restaurants year-to-date compared to the same periods in 1997.

General and administrative:
General and administrative expenses increased 11.3% and 9.1% over the three and nine months ended September 30, 1997, respectively. This increase is primarily due to higher incentive compensation costs, restaurant development costs, field administration costs, human resources costs and administrative costs at Foxtail. In addition, payroll expense for corporate administrative staff has increased over the prior year. These were planned increases deemed necessary as the Company continues to increase the number of franchise and Company-operated restaurants.

Depreciation and amortization:
Depreciation and amortization for the three and nine months ended September 30, 1998, increased approximately 26.7% and 24.0% over the same periods last year due primarily to increases in fixed assets and intangibles resulting from purchase accounting adjustments recorded in December 1997 in connection with the Going Private Transaction. Additionally, the Company's continuing refurbishment program to upgrade and maintain existing restaurants and the addition of new Company-operated restaurants contributed to this increase.

Interest, net:
Interest expense for the three and nine months ended September 30, 1998, increased 279.1% and 226.5%, respectively, over the same periods last year due to debt incurred in December 1997 and May 1998 which was used to consummate the Going Private Transaction and the Reorganization. Interest expense associated with capital lease obligations has decreased.

Income from operations of discontinued division:
Income from operations of discontinued division represents the income, net of income tax expense, of Restaurant Insurance Corporation ("RIC"). RIC was sold on March 19, 1997.

Other:
Results of operations for the nine months ended September 30, 1998, reflect a $500,000 non-cash charge against earnings related to the writedown of certain assets impaired under SFAS No. 121 recorded during the first quarter. In addition, the Company recorded a net loss of $295,000 related to the disposition of assets; this amount includes a loss of approximately $740,000 on the disposal of two properties during the first quarter and the recognition of a previously deferred gain of approximately $445,000 under SFAS No. 66, "Accounting for Sales of Real Estate," related to the sale of property in 1994.

YEAR 2000

The year 2000 presents a critical business issue due to the possibility that many computerized systems will not be able to process information including dates beginning in the Year 2000. In recent years, the Company has upgraded computer hardware and software in the normal course of business to Year 2000 compliant technology. The Company has established a plan to assess its readiness for the Year 2000. A review of computer systems and software, including non-information technology systems, has been substantially completed. No material costs associated with achieving Year 2000 compliance internally are anticipated based on this review.

The nature of the Company's business is such that the ability of outside vendors to supply the Company's restaurants and Foxtail with food and related products and preparedness of the Company's franchisees to appropriately assess and address Year 2000 business risks represent the primary risks to the Company from third parties. In response to these risks, questionnaires have been sent to all of the Company's primary vendors to obtain reasonable assurances that adequate plans are being developed to address the Year 2000 issue. The returned questionnaires are being assessed by the Company, and are being categorized based upon readiness for the Year 2000 issues and prioritized in order of significance to the business of the Company. In the case of outside vendors which provide inadequate assurance of their readiness to handle Year 2000 issues, appropriate contingency plans will be developed. The Company's franchisees have been provided with information regarding the potential business risks associated with the Year 2000 issue. The Year 2000 readiness of significant franchisees will be assessed and action plans will be created to address the identified risks.

Based on information currently available, management believes the most reasonably likely worst case scenario related to Year 2000 compliance would not have a material impact on its financial position or results of operations. However, unanticipated failures by critical vendors or franchisees, as well as unidentified internal failures, could result in a material adverse effect on the Company's operations. As a result, management cannot reasonably predict what impact, if any, Year 2000 issues will have on the Company.

CAPITAL RESOURCES AND LIQUIDITY

Principal uses of cash during the third quarter and first nine months ended September 30, 1998, were capital expenditures, the purchase of publicly owned Units, purchase of Harrah's interest in the Company and payment of Going Private Transaction and Reorganization expenses. Capital expenditures consisted primarily of costs related to land, building and equipment for new Company-operated restaurants and remodels of existing restaurants. Remodels and unit upgrades, new restaurant development and equipment upgrades at Foxtail constituted approximately 83% of the capital expenditures during the first nine months of 1998. The Company's primary sources of funding were cash provided by operations, proceeds from the Notes issued in December 1997 (see below), proceeds from the TRC Notes issued May 1998 (see below) and revolving credit borrowings.

The following table summarizes capital expenditures for each of the years in the three-year period ended December 31, 1997 and the nine months ended September 30, 1998 and 1997.



                                                                                  NINE MONTHS ENDED
                                          YEARS ENDED DECEMBER 31                    SEPTEMBER 30
                                          -----------------------              ----------------------
                                    1997           1996           1995           1998          1997
                                  -------        -------       --------        -------        -------
Maintenance                       $ 3,453        $ 2,987        $ 3,435        $ 2,590        $ 2,673
Renovation                          2,790          4,064          8,431          2,785          2,486
New restaurant development          6,193          1,947         12,626          8,805          3,324
Manufacturing                         714            651            859            980            328
Other                               1,936          2,209          3,580          3,100          1,518
                                  -------        -------        -------        -------        -------
Total Capital Expenditures        $15,086        $11,858        $28,931        $18,260        $10,329
                                  =======        =======        =======        =======        =======


The Company's capital budget for 1998 has been increased to $26.3 million from $21.4 million. The primary source of funding for capital projects is expected to be cash provided by operations and borrowings under the Company's revolving credit facility.

During 1998, the Company has opened three new full-service Company-operated restaurants and a Perkins Cafe Bakery, which is an embellishment of the core concept with significant enhancements to menu, decor, service and exterior and interior building design. The Company's capital budget was increased to cover the cost of prototype development for the Perkins Cafe Bakery, purchasing rather than leasing restaurant sites, acquisition of sites for 1999 development and upgrading restaurant smallwares in all Company-operated restaurants.

A revised capital expenditures plan anticipates the opening of seven new Company-operated restaurants in 1998 including the Perkins Cafe Bakery. Funds not used to build new restaurants will be primarily applied to the acquisition of restaurant sites to be developed in 1999, remodels of existing restaurants, restaurant maintenance and upgrades at Foxtail.

On December 22, 1997, PFR issued $130,000,000 of 10.125% Unsecured Senior Notes (the "Notes") due December 15, 2007. The proceeds were used to repay outstanding senior notes and borrowings under the Partnership's revolving line of credit, purchase Units from the public and pay expenses relative to the Going Private Transaction.

On December 22, 1997, PFR obtained a secured $50,000,000 revolving line of credit facility (the "Credit Facility") with a sublimit for up to $5,000,000 of letters of credit. The Credit Facility matures on January 1, 2003, at which time all amounts become payable. All amounts under the Credit Facility bear interest at floating rates based on the agent's base rate or Eurodollar rates as defined in the agreement. As of September 30, 1998, $4,000,000 in borrowings and approximately $1,790,000 of letters of credit were outstanding under the Credit Facility.

On May 18, 1998, TRC issued $31,100,000 of 11.25% Senior Discount Notes (the "TRC Notes") maturing on May 15, 2008. The TRC Notes were issued at a discount to their principal amount at maturity and generated gross proceeds to TRC of approximately $18,009,000. The proceeds were used to purchase the shares of TRC owned by Harrah's and pay expenses of the Reorganization.

Cash interest will not accrue or be payable on the TRC Notes prior to May 15, 2003, provided that on any semi-annual accrual date prior to May 15, 2003, TRC may elect to begin accruing cash interest on the TRC Notes (the "Cash Interest Election"). Cash interest on the TRC Notes will accrue at a rate of 11.25% per annum from the earlier of May 15, 2003 or the semi-annual accrual date with respect to which the Cash Interest Election is made, and will be payable thereafter on each May 15 and November 15.

The TRC Note Indenture restricts TRC's ability to pay distributions or dividends to its stockholders.

Prior to the earlier of May 15, 2003 or the semi-annual accrual date with respect to which the Cash Interest Election is made, interest on the TRC Notes will accrue at a rate of 11.25% per annum on each semi-annual accrual date and the principal amount of each TRC Note will accrete up by the amount of such accrued interest (the "Accreted Value"). On May 15, 2003, TRC will be required to pay all accrued but unpaid interest on the TRC Notes by redeeming an amount per note equal to the Accreted Value of such TRC Note as of such date, less the issue price of such TRC Note at a redemption price of 105.625% of the amount redeemed. Assuming TRC does not make the Cash Interest Election, the aggregate Accreted Value of the TRC Notes on May 15, 2003 will be $31,100,000 and the amount required to be redeemed will be approximately $13,091,000.

Prior to the fourth quarter of 1997, PFR had paid quarterly cash distributions to Unitholders. Following the consummation of the Going Private Transaction, PFR plans to pay distributions to its partners from available cash flow in amounts sufficient to satisfy any tax liabilities of the partners arising out of the allocation of taxable income or gain from PFR and other amounts permitted under the Note Indenture and Credit Facility. Pursuant to both the Notes and the Credit Facility, PFR must maintain specified financial ratios and is subject to certain restrictions which limit additional indebtedness. At September 30, 1998, PFR was in compliance with all such requirements.

The Notes and the Credit Facility restrict the ability of PFR to pay dividends or distributions to its equity holders. If no default or event of default exists, these restrictions generally allow PFR to make distributions:
  1. sufficient to pay its equity holders' estimated federal, state and local income taxes on the holders' share of the taxable income of PFR (Tax Distributions).
  2. in an aggregate amount after December 22, 1997 equal to 50% of positive net income, after Tax Distributions, from January 1, 1998 through the end of the most recently ended fiscal quarter.
  3.  up to an aggregate of an additional $5 million after December 22, 1997.

In the nine months ended September 30, 1998, PFR made tax distributions totaling approximately $1,726,000 to its equity holders, all of whom are direct or indirect wholly-owned subsidiaries of TRC. Under the above restrictions, other than tax distributions, PFR was unrestricted in its ability to make distributions to its equity holders up to approximately $6,143,000 as of September 30, 1998.

The Company's ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, its indebtedness (including the Notes and the TRC notes), or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the Credit Facility, will be adequate to meet the Company's liquidity needs for the foreseeable future. The Company and PFR may, however, need to refinance all or a portion of the principal of the Notes and/or the TRC Notes on or prior to maturity. There can be no assurance that the Company will generate sufficient cash flow from operations, or that future borrowings will be available under the Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Notes and the TRC Notes, or to fund its other liquidity needs. In addition, there can be no assurance that the Company and PFR will be able to effect any such refinancing on commercially reasonable terms or at all.

SEASONALITY

The Company's revenues are subject to seasonal fluctuations. Customer traffic, and consequently revenues, are highest in the summer months and lowest during the winter months because of the high proportion of restaurants located in states where inclement weather adversely affects guest visits.

FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations that are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements. Such factors include, but are not limited to, the following: general economic conditions, competitive factors, consumer taste and preferences and adverse weather conditions. The Company does not undertake to publicly update or revise the forward-looking statements even if the experience or future changes make it clear that the projected results expressed or implied therein will not be realized.

PART II - OTHER INFORMATION

                            Item 5. Other Information

On October 19, 1998, Basil P. Livanos was elected to the Board of Directors of The Restaurant Company filling a vacancy created by the resignation of Steven L. Ezzes.

                    Item 6. Exhibits and Reports on Form 8-K



(a) Exhibits - Reference is made to the Index of Exhibits attached hereto as page 20 and made a part hereof.

(b) Reports on Form 8-K - A report on Form 8-K was filed on October 2, 1998, documenting the resignation of Richard K. Arras as President and Chief Operating Officer of Perkins Family Restaurants, L.P. on September 22, 1998.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           THE RESTAURANT COMPANY


DATE:  November 16, 1998                   BY: /s/ Steven R. McClellan
       ------------------                     ---------------------------
                                              Steven R. McClellan
                                              Vice President,
                                              Chief Financial Officer


                                           BY: /s/ Michael P. Donahoe
                                               --------------------------
                                               Michael P. Donahoe
                                               Vice President, Controller
                                               Chief Accounting Officer

Exhibit Index


           Exhibit No.     Description
           -----------     -----------
             10.1          Airplane purchase agreement dated September 3, 1998
                           between TRC Realty Company and Learjet.

              27           Financial Data Schedule (for SEC use only)