Form 10-K
period 1998-12-31
RESTAURANT CO
filed 1999-03-31
CIK 1047040

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-K

(Mark One)
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

                                       OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the transition period from         to
                                              --------   -------

                            Commission File Number 333-57925

                             THE RESTAURANT COMPANY

             (Exact name of Registrant as specified in its charter)

            Delaware                                  62-1254388
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

1 Pierce Place, Suite 100 East, Itasca, Illinois            60341
           (Address of principal executive offices)       (Zip Code)

                                 (901) 766-6400
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                      Name of each exchange
         -------------------                      on which registered
                                                  -------------------

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                       PART I

Item 1.  Business.

General. The Restaurant Company ("TRC"), is a holding company whose principal subsidiary is Perkins Family Restaurants, L.P. ("PFR" or "Perkins"), which is indirectly wholly-owned by TRC. Perkins Finance Corp. TRC is the sole stockholder of Perkins Restaurants, Inc. ("PRI") which is a limited partner and the indirect owner of 100% of PFR and the parent of PFR's general partner, Perkins Management Company, Inc. ("PMC"). TRC is also the sole stockholder of TRC Realty Co. TRC has no significant operating assets other than its direct and indirect equity interests in its subsidiaries. All references to "the Company" include TRC and its subsidiaries. ("PFC") is a wholly-owned subsidiary of PFR and was created soley to act as the co-issuer of PFR's 10.125% Senior Notes. PFC has no substantial operations of any kind and does not have any revenues.

The principal shareholders of TRC are Donald N. Smith, TRC's Chairman and Chief Executive Officer, and The Equitable Life Assurance Society of the United States ("Equitable"). Mr. Smith is also the Chairman and Chief Executive Officer of Friendly Ice Cream Corporation ("FICC"), which operates and franchises approximately 700 full-service restaurants, located primarily in the northeastern United States. Mr. Smith owns 9.5% of the common stock of FICC.

The Going Private Transaction. Prior to December 22, 1997, the Company was a limited partnership 48.6% indirectly owned (including its general partner's interest) by TRC. The remainder of the limited partnership units ("Units") were traded on the New York Stock Exchange under the symbol "PFR". The Company's business was conducted through Perkins Restaurants Operating Company, L.P. ("PROC"), a Delaware limited partnership. PFR was the sole limited partner and owned 99% of PROC, and PMC was the sole general partner and owned the remaining 1% of PROC. Upon a majority vote of the holders of the publicly traded Units,
5.44 million Units held by persons other than TRC and its subsidiaries were converted into the right to receive $14.00 in cash per Unit (the "Going Private Transaction"). Additionally, PROC was merged into PFR, and PMC's 1% general partnership interest in PROC was converted into a limited partnership interest in PFR. Upon consummation of the Going Private Transaction on December 22, 1997, PFR became an indirect wholly-owned subsidiary of TRC.

The Reorganization. On May 18, 1998, TRC redeemed 100% of Harrah's Entertainment, Inc. ("Harrah's") interest in the Company ("the Reorganization"). As a result of the Reorganization, TRC's common stock is owned 50.0% by Donald
N. Smith, 42.3% by Equitable and 7.7% by others. No change in the Company's management or business strategy has occurred as a result of the Reorganization.

Operations. The Company, through PFR, operates and franchises family-style restaurants which serve a wide variety of high quality, moderately-priced breakfast, lunch and dinner entrees. Perkins Family Restaurants provide table service, and many are open 24 hours a day (except Christmas day and certain late night hours in selected markets), seven days a week. As of December 31, 1998, entrees served in Company-operated restaurants ranged in price from $3.99 to $9.49 for breakfast, $4.65 to $9.49 for lunch and $6.19 to $9.49 for dinner. On December 31, 1998, there were 496 full service restaurants in the Perkins' system, of which 140 were Company-operated restaurants and 356 were franchised restaurants. Both the Company-operated restaurants and franchised restaurants operate under the names "Perkins Family Restaurant," "Perkins Family Restaurant and Bakery," or "Perkins Restaurant" and the mark "Perkins." The full-service Company-operated restaurants and franchised restaurants are located in 35 states with the largest number in Minnesota, Ohio, Pennsylvania, Florida and New York (See Significant Franchisees). Perkins has sixteen franchised restaurants in Canada.

Perkins offers its guests a "core menu" consisting of certain required menu offerings that each Company-operated and franchised restaurant must offer. Additional items are offered to meet regional and local tastes. All menu items at franchised restaurants must be approved by Perkins. Menu offerings continually evolve to meet changing consumer tastes. Perkins buys television, radio, outdoor and print advertisements to encourage trial, to promote product lines and to increase guest traffic. Perkins has also installed a computerized labor scheduling and administrative system called PRISM in all Company-operated restaurants to improve Perkins' operating efficiency. PRISM is also available to franchisees.

The Company also offers cookie doughs, muffin batters, pancake mixes, pies and other food products for sale to its Company-operated and franchised restaurants and bakery and food service distributors through Foxtail Foods ("Foxtail"), the Company's manufacturing division. During 1998, sales of products from this division to Perkins franchisees and outside third parties constituted approximately 9.2% of total revenues of the Company.

Franchised restaurants operate pursuant to license agreements generally having an initial term of 20 years, and pursuant to which a royalty fee (usually 4% of gross sales) and an advertising contribution (typically 3% of gross sales) are paid. Effective January 1, 1998, franchisees pay a non-refundable license fee of $40,000 for the opening of new restaurants. Franchisees opening their third and subsequent restaurants have the option to pay a license fee of only $30,000 if limited assistance in opening the restaurant is provided by Perkins. License agreements are typically terminable by franchisees on 12 to 15 months prior notice and upon payment of specified liquidated damages. Franchisees do not typically have express renewal rights. In 1998, average annual royalties paid by franchisees were approximately $58,700. The following number of license agreements are scheduled to expire in the years indicated: 1999 - ten; 2000 - eight; 2001 - ten; 2002 - ten; 2003 - eight.
Franchisees typically apply for and receive new license agreements.

Design Development. Company restaurants are primarily located in free-standing buildings with between approximately 90 to 250 seats. The Company employs an on-going system of prototype development, testing and remodeling to maintain operationally efficient, cost-effective and unique interior and exterior facility design and decor. An accelerated program to upgrade existing Company-operated restaurants began in 1995 and continues today. The current remodel package features modern, distinctive interior and exterior layouts that enhance operating efficiencies and guest appeal. As of December 31, 1998, approximately 91% of Company-operated restaurants were either new or remodeled since January 1, 1994.

To promote a consistent and current image throughout the Perkins system, the Company encourages its franchisees to remodel their restaurants. Thirty-nine franchised restaurants were remodeled in 1997 and an additional 46 restaurants were remodeled in 1998. Franchise restaurants that were either new or remodeled since 1994 represent approximately 63% of the total franchise system.

System Development. The Company opened six new Company-operated full-service restaurants in 1998 in St. Louis Park, MN, Orange City, FL, Orlando, FL, West Des Moines, IA, Stanley, KS and Appleton, WI. One restaurant was reopened in Bloomington, MN during 1998 after being razed and reconstructed as a new Perkins Cafe Bakery. Thirty-five new franchised Perkins restaurants opened during the year and twelve new franchise owners joined the system.

Research and Development. Each year, the Company develops and tests a wide variety of products with potential to enhance variety and appeal of its menu. In addition to evaluations conducted in the Company's 3,000 sq. ft. test kitchen in Memphis, new products undergo extensive operations and consumer testing to determine acceptance. While this effort is an integral part of the Company's overall operations, it was not a material expense in 1998. In addition, no material amounts were spent to conduct consumer research in 1998.

Significant Franchisees. As of December 31, 1998, three franchisees, otherwise unaffiliated with the Company, owned 81 of the 356 full-service franchised restaurants and bakeries. The respective distribution of restaurants operated by such franchisees was: 31 restaurants primarily in upstate New York; 30 restaurants in Pennsylvania, Ohio and New York; and 20 restaurants in Ohio and Kentucky. During 1998, Perkins received net royalties and license fees of approximately $1,783,000, $1,739,000 and $1,103,000 respectively, from these franchisees.

On February 4, 1999, Denny's (a subsidiary of Advantica Restaurant Group) was the successful bidder in the court-supervised auction sale of 30 restaurants of Perk Development Corporation ("Perk"), the Company's upstate New York franchisee. These restaurants ceased operating as Perkins Family Restaurants on February 28, 1999. For the year ended December 31, 1998, the Company recorded a reserve for debt of the franchisee guaranteed by the Company of $250,000, a write-off of $225,000 for unreserved accounts receivable and a non-cash charge of $689,000 related to the write-off of an intangible asset related to future royalty income from the franchisee. The Company received approximately $1,783,000 in royalties from Perk during 1998. Management expects to replace this revenue stream in future years through the recruiting of new franchisees.

Franchise Guarantees. In the past, the Company has sponsored financing programs offered by certain lending institutions to assist its franchisees in procuring funds for the construction of new franchised restaurants and to purchase and install in-store bakeries. The Company provides a limited guaranty of funds borrowed. At December 31, 1998, there were approximately $3,370,000 in borrowings outstanding under these programs. The Company has guaranteed $1,118,000 of these borrowings. No additional borrowings are available under these programs.

On February 4, 1999, Denny's (a subsidiary of Advantica Restaurant Group) was the successful bidder in the court-supervised auction sale of 30 restaurants of Perk Development Corporation, a franchisee of the Company. These restaurants ceased operating as Perkins Family Restaurants on February 28, 1999. As a result, the Company recorded a reserve for debt of the franchisee guaranteed by the Company of $250,000 for the year ended December 31, 1998. After consideration of this reserve, $2,998,000 and $858,000 in borrowings and guarantees, respectively, remain under the financing programs above.

In early 1998, the Company entered into a separate two year limited guarantee of $1,200,000 in borrowings of a franchisee which were used to construct a new franchise restaurant.

Service Fee Agreements. Perkins' predecessors entered into arrangements with several different parties which have reserved territorial rights under which specified payments are to be made by the Company based on a percentage of gross sales from certain restaurants and for new restaurants opened within certain geographic regions. During 1998, the Company paid an aggregate of $2,181,000 under such arrangements. Three of such agreements are currently in effect. Of these, one expires upon the death of the beneficiary, one expires in the year 2075 and the remaining agreement remains in effect as long as the Company operates Perkins Family Restaurants in certain states.

Source of Materials. Essential supplies and raw materials are available from several sources and Perkins is not dependent upon any one source for its supplies and raw materials.

Patents, Trademarks and Other Intellectual Property. The Company believes that its trademarks and service marks, especially the mark "Perkins," are of substantial economic importance to its business. These include signs, logos and marks relating to specific menu offerings in addition to marks relating to the Perkins name. Certain of these marks are registered in the U.S. Patent and Trademark Office and in Canada. Common law rights are claimed with respect to other menu offerings and certain promotions and slogans. The Company has copyrighted architectural drawings for Perkins restaurants and claims copyright protection for certain manuals, menus, advertising and promotional materials. The Company does not have any patents.

Seasonality. The Company's revenues are subject to seasonal fluctuations. Customer traffic and consequently revenues are highest in the summer months and lowest during the winter months because of the high proportion of restaurants located in states where inclement weather adversely affects guest visits.

Working Capital. As is typical in the restaurant industry, the Company ordinarily operates with a working capital deficit since the majority of its sales are for cash, while credit is received from its suppliers. Funds generated by cash sales in excess of those needed to service short term obligations are used by the Company to reduce debt and acquire capital assets. At December 31, 1998, this working capital deficit was $18.1 million.

Competition. The Company's business and the restaurant industry in general are highly competitive and are often affected by changes in consumer tastes and eating habits, by local and national economic conditions and by population and traffic patterns. The Company competes directly or indirectly with all restaurants, from national and regional chains to local establishments. Some of its competitors are corporations that are much larger than the Company and have substantially greater capital resources at their disposal. In addition, in some markets, primarily in the northeastern United States, Perkins and FICC operate restaurants which compete with each other. The Company and its management may engage in other businesses which may compete with the business of Perkins.

Employees. As of March 23, 1999, the Company employed approximately 10,500 persons, of whom approximately 360 were administrative and manufacturing personnel and the balance were restaurant personnel. Approximately 67% of the restaurant personnel are part-time employees. The Company competes in the job market for qualified restaurant management and operational employees. The Company maintains ongoing restaurant management training programs and has on its staff full-time restaurant training managers and a training director. The Company believes that its restaurant management compensation and benefits package compares favorably with those offered by its competitors. None of the Company's employees are represented by a union.

Regulation. The Company is subject to various Federal, state and local laws affecting its business. Restaurants generally are required to comply with a variety of regulatory provisions relating to zoning of restaurant sites, sanitation, health and safety. No material amounts have been or are expected to be expensed to comply with environmental protection regulations.

The Company is subject to a number of state laws regulating franchise operations and sales. Those laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises and, in certain cases, also apply substantive standards to the relationship between franchisor and franchisee. Perkins must also adhere to Federal Trade Commission regulations governing disclosures in the sale of franchises.

The wage rates of the Company's hourly employees are impacted by Federal and state minimum wage rate laws. Future increases in these rates could materially affect the Company's cost of labor.

Item 2.  Properties.

The following table lists the location of each of the Company-operated and franchised restaurants and bakeries as of December 31, 1998 (excluding alternative formats):

                       Number of Restaurants and Bakeries

                     Company
                     Operated       Franchised      Total
                     --------       ----------      -----

Alabama                 --              1              1
Arizona                 --             10             10
Arkansas                --              5              5
Colorado                --             16             16
Delaware                --              1              1
Florida                 21             22             43
Georgia                 --              2              2
Idaho                   --              9              9
Illinois                 8              1              9
Indiana                 --              6              6
Iowa                    17              1             18
Kansas                   5              4              9
Kentucky                --              3              3
Maryland                --              2              2
Michigan                 5              1              6
Minnesota               40             33             73
Mississippi             --              2              2
Missouri                10              1             11
Montana                 --              8              8
Nebraska                 5              2              7
New Jersey              --              9              9
New York                --             35             35
North Carolina          --              5              5
North Dakota             3              5              8
Ohio                    --             58             58
Oklahoma                 3             --              3
Pennsylvania             7             44             51
South Carolina          --              3              3
South Dakota            --             10             10
Tennessee                1             12             13
Utah                    --              1              1
Virginia                --              1              1
Washington              --              7              7
Wisconsin               15             16             31
Wyoming                 --              4              4
Canada                  --             16             16
                       ---            ---            ---

     Total             140            356            496
                       ===            ===            ===

Most of the restaurants feature a distinctively styled brick or stucco building. Perkins restaurants are predominantly single-purpose, one-story, free-standing buildings averaging approximately 5,000 square feet, with a seating capacity of between 90 and 250 customers.

The following table sets forth certain information regarding Company-operated restaurants and other properties, as of December 31, 1998:

                                               Number of Properties (1)
                                               --------------------
Use                                           Owned    Leased   Total
---                                           -----    ------   -----
Offices and Manufacturing Facilities(2)         1         9       10
Perkins Family Restaurants(3)                  58        82      140
Alternative Concepts (4)                       --         3        3

---------------------


           (1) In addition, Perkins leases 19 properties, 16 of which are subleased to others and 3 of which are vacant. Perkins also owns 14 properties, 12 of which are leased to others, 1 of which is vacant and 1 held for future development.

           (2) TRC's principal office is located in Itasca, Illinois and consists of approximately 2,100 square feet. PFR's principal office is located in Memphis, Tennessee, and currently comprises approximately 53,500 square feet under a lease expiring on May 31, 2003, subject to renewal by the Company for a maximum of 60 months. In addition, the Company owns a 25,149 square-foot manufacturing facility in Cincinnati, OH, and leases two other properties in Cincinnati, OH, consisting of 36,000 square feet and 60,000 square feet, respectively, for use as manufacturing facilities.

           (3) The average term of the remaining leases is 8 years, excluding renewal options. The longest lease term will mature in 42 years and the shortest lease term will mature in approximately 2 years, assuming the exercise of all renewal options.

           (4) The Company leases 3 properties, 2 of which are operating as Cafe and Bakeries and 1 is closed and held for disposal. The average term of the leases is 7 years, excluding renewal options. The longest lease term will mature in 15 years and the shortest lease term will mature in approximately 7 years assuming the exercise of all renewal options. The Company is currently negotiating termination of these leases.

Item 3.  Legal Proceedings.

The Company is a party to various legal proceedings in the ordinary course of business. Management does not believe that these proceedings, either individually or in the aggregate, are likely to have a material adverse effect on the Company's financial position or results of operations.

Item 4.  Submission of Matters to Vote of Shareholders.

As the Company's equity securities are not publicly traded, this item is not applicable.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         (a)  Market information.

No established public market exists for the Company's equity securities.

         (b)  Holders.

As of March 23, 1999, there were 4 stockholders of record.

         (c)  Dividends.

There were no dividends declared during 1997 or 1998.







                            Intentionally Left Blank

Item 6.  Selected Financial Data.


                    THE RESTAURANT COMPANY AND SUBSIDIARIES
                     SELECTED FINANCIAL AND OPERATING DATA
        (In Thousands, Except Per Share Data and Number of Restaurants)


                                  1998          1997         1996       1995        1994(c)
------------------------------------------------------------------------------------------
Income Data:

 Revenues                       $299,423      $270,161    $253,335    $247,534    $222,997
 Net Income (Loss)              $  1,109      $   (291)   $  5,021    $  3,530    $  3,205
 Cash Distributions Declared
 Per Share                      $     --      $     --    $     --    $     --    $     --

Balance Sheet Data:
 Total Assets                   $195,638      $208,062    $162,849    $167,520    $155,862
 Long-Term Debt and Capital
  Lease Obligations(a)          $159,101      $136,999    $ 62,317    $ 67,713    $ 50,737


Statistical Data:

 Restaurants and Bakeries in
   Operation at End of Year:
   Company-Operated (b)              140           136         134         139         132
   Franchised (b)                    356           337         331         319         300
------------------------------------------------------------------------------------------
            Total                    496           473         465         458         432

Average Annual Sales Per
   Company-Operated Restaurant  $  1,816      $  1,682    $  1,576    $  1,535    $  1,535
Average Annual Royalties Per
   Franchised Restaurant        $   58.7      $   56.9    $   55.2    $   55.0    $   53.3

(a)      Net of current maturities.

(b)      Excluding alternative concepts.

(c) 1994 amounts have been adjusted to reflect the deconsolidation of Friendly Ice Cream Corporation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Forward-Looking Statements:
This discussion contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations that are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements. Such factors include, but are not limited to the following: general economic conditions, competitive factors, consumer taste and preferences and adverse weather conditions. The Company does not undertake to publicly update or revise the forward-looking statements even if experience or future changes make it clear that the projected results expressed or implied therein will not be realized.

Overview:
A summary of the Company's results for the three years ended December 31 are presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenues.

                                                       1998     1997     1996
                                                      -----     -----    -----
Revenues:
  Food sales                                           92.5%     92.6%    92.4 %
  Franchise revenues and other                          7.5       7.4      7.6
                                                      -----     -----    -----
Total revenues                                        100.0     100.0    100.0
                                                      -----     -----    -----
Costs and expenses:
  Cost of sales:
    Food cost                                          26.2      26.8     26.9
    Labor and benefits                                 32.1      31.0     31.2
    Operating expenses                                 18.5      19.0     19.3
  General and administrative                            9.8       9.9      9.5
  Depreciation and amortization                         6.6       6.0      6.2
  Interest, net                                         5.4       1.8      2.1
  Loss on/Provision for disposition of assets           0.1        --       --
  Asset write-down (SFAS No. 121)                       1.1        --       --
  Going Private Transaction                              --       2.7       --
  Loss due to bankruptcy of franchisee                  0.2        --       --
  Other, net                                           (0.5)     (0.1)    (0.4)
                                                      -----     -----    -----
Total costs and expenses                               99.5      97.1     94.8
                                                      -----     -----    -----
                                                        0.5       2.9      5.2
  Minority interest in net earnings of subsidiaries      --      (3.0)    (2.7)
                                                      -----     -----    -----
  Income (loss) from continuing operations
    before income taxes                                 0.5      (0.1)     2.5
  Provision for income taxes                           (0.1)     (0.1)    (0.7)
                                                      -----     -----    -----
  Income (loss) from continuing operations              0.4      (0.2)     1.8
  Income from operations of discontinued division        --       0.1      0.2
                                                      -----     -----    -----
  Net income (loss)                                     0.4%     (0.1)%    2.0%
                                                      =====     =====    =====

 Net income for 1998 was $1,109,000 versus a net loss of $291,000 in 1997 and net income of $5,021,000 in 1996. Pre-tax income for 1998 included $422,000 in loss on/provision for disposition of assets, $3,373,000 in asset impairment charges under SFAS No. 121 and $475,000 in write-offs related to the bankruptcy of a significant franchisee. Pre-tax income for 1997 included $7,200,000 in expenses incurred in connection with the Going Private Transaction and $650,000 in non-recurring tax reorganization costs.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Revenues:

Total revenues increased 10.8% over 1997 due primarily to increased restaurant food sales, sales at Foxtail, and increased franchise royalties.

The increase in restaurant food sales can be primarily attributed to an increase in comparable sales of 7.8% and the net addition of four new restaurants in 1998. The increase in comparable restaurant sales was due primarily to selective price increases resulting in an increase in average guest check of 5.2% and an increase in comparable guest visits of 2.8%.

Revenues from Foxtail increased approximately 15.6% over 1997 and constituted approximately 9.2% of the Company's total 1998 revenues. Foxtail offers cookie doughs, muffin batters, pancake mixes, pies and other food products to Company-operated and franchised restaurants through food service distributors in order to ensure consistency and availability of Perkins' proprietary products to each unit in the system. Additionally, it produces a variety of non-proprietary products for sale in various retail markets. Sales to Company-operated restaurants are eliminated in the accompanying income statements. This increase noted above can be attributed to growth in the number of stores in the Perkins system and increased external sales. The increase in outside sales is due to the Company pursuing sales outside the Perkins system in order to maintain plant utilization during slower production periods.

Franchise revenues, which consist primarily of franchise royalties and initial license fees, increased 13.1% over the prior year due primarily to the net addition of nineteen new franchised restaurants. The increase was also impacted by an increase in sales for franchised restaurants open for more than one year of approximately 1.7%.

Costs and Expenses:

Food Cost:
In terms of total revenues, food cost decreased 0.6 percentage points over 1997. Restaurant division food cost expressed as a percentage of restaurant division sales, decreased 0.7 percentage points. These decreases during the current year were primarily due to menu price increases effective in January, May and August 1998. Lower commodity costs on pork, coffee and red meat contributed to the decrease in food cost percentage as well.

The cost of Foxtail sales, in terms of total Foxtail revenues, decreased approximately 1.7 percentage points from 1997, due primarily to certain commodity cost decreases and pricing increases. As a manufacturing operation, Foxtail typically has higher food costs as a percent of revenues than the Company's restaurants.

Labor and benefits:
Labor and benefits expense, as a percentage of total revenues, increased 1.1 percentage points from 1997. Labor costs have increased over the prior year due to higher minimum wage rates, a highly competitive labor market and slightly lower productivity. Employee insurance costs rose over the prior year due to a change in the provider network effective October 1, 1997. Many health care providers within the network began to withdraw during the year depriving the Company of anticipated discounts. Effective October 1, 1998, the Company changed provider networks in an effort to control these costs.

The wage rates of the Company's hourly employees are impacted by Federal and state minimum wage laws. Legislation enacted during 1996 which raised the Federal minimum wage rate in 1996 and 1997 has had an impact on the Company's labor costs. These increases have resulted in the Federal minimum wage rate increasing from $4.25 per hour in 1996 to $5.15 per hour today. Certain states do not allow tip credits for servers which results in higher payroll costs as well as greater exposure to increases in minimum wage rates. In the past, the Company has been able to offset increases in labor costs through selective menu price increases and improvements in labor productivity. The Company believes that it has been able to offset the majority of the recent increases through selective menu price increases. However, there is no assurance that future increases can be mitigated through raising menu prices.

As a percentage of revenues, Foxtail labor and benefit charges are significantly lower than the Company's restaurants. As Foxtail becomes a more significant component of the Company's total operations, labor and benefits expense, expressed as a percent of total revenue, should decrease.

Operating expenses:
Operating expenses, expressed as a percentage of total revenues, decreased 0.5 percentage points from 1997 to 1998. The decrease is primarily due to the impact of menu price increases and lower franchise service fees partially offset by increased franchise opening costs and higher external distribution and storage costs at Foxtail. Franchise service fees decreased due to the termination of two service fee agreements during 1997. Franchise opening costs increased due to the opening of 19 additional restaurants during the year compared to 1997. Foxtail external distribution and storage costs increased due to the use of outside warehousing allowing increased efficiency within the plants and more timely availability of goods for customers.

General and administrative:
General and administrative expenses increased approximately 9.2% over 1997. This increase is primarily due to higher incentive compensation costs, restaurant development costs, field administration costs, human resources costs and administrative costs at Foxtail. In addition, payroll expense for corporate administrative staff has increased over the prior year. These were planned increases deemed necessary as the Company continues to increase the number of franchise and Company-operated restaurants.

Depreciation and amortization:
Depreciation and amortization increased approximately 24.2% over 1997 due to the write-up of fixed assets and intangibles resulting from accounting adjustments recorded in December 1997 in connection with the Going Private Transaction. Additionally, the Company's continuing refurbishment program to upgrade and maintain existing restaurants and the addition of four new Company-operated restaurants contributed to this increase.

Interest, net:
Net interest expense was approximately 223.3% higher than 1997 primarily as the result of debt incurred in December 1997 and May 1998 which was used to consummate the Going Private Transaction and the Reorganization, respectively. Interest expense associated with capital lease obligations has decreased.

Loss on/Provision for disposition of assets:
During 1998, the Company recorded a net loss of $422,000 related to the loss on/provision for disposition of assets; this amount includes a loss of approximately $773,000 on the disposal of two properties and the recognition of a previously deferred gain of approximately $445,000 under SFAS No. 66, "Accounting for Sales of Real Estate," related to the sale of property in 1994.

Asset writedown (SFAS No. 121):
Results of operations for the twelve months ended December 31, 1998, reflect a $3,373,000 charge against earnings related to the writedown of certain assets impaired under SFAS No. 121. This charge includes the write-off of an intangible asset of $689,000 which related to future royalty income of a franchisee which became disaffiliated with the Perkins system.

Loss due to bankruptcy of franchisee:
Due to the bankruptcy of a significant franchisee, the Company recorded charges of $250,000 related to debt guaranteed by the Company and $225,000 in unreserved accounts receivable.

Other:
Other income increased approximately $1,075,000 during 1998 due primarily to $650,000 in reorganization costs incurred in 1997 associated with analyzing the alternatives to PFR's becoming a tax paying entity beginning January 1998 and increased rental income on properties leased/subleased by the Company.

Provision for income taxes:
The provision for income taxes in 1998 was $160,000. This compares to a provision for income taxes of $153,000 in 1997. The Company experienced an increase in Work Opportunity Tax Credits and credits for excess payroll taxes paid on employee cash tips, which was partially offset by an increase of nondeductible goodwill amortization related to the Going Private Transaction. In addition, for 1997, the Company incurred significant nondeductible, non-recurring expenses related to the Going Private Transaction.

Income from operations of discontinued division:
Income from operations of discontinued division represents the income, net of income tax expense, of Restaurant Insurance Corporation ("RIC"). RIC was sold on March 19, 1997.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Revenues:

Total revenues increased 6.6% over 1996 primarily due to higher comparable restaurant sales, the net addition of five new franchised restaurants and two new Company-operated restaurants and increased sales at Foxtail.

Comparable sales for Company-operated restaurants increased approximately 6.6% due to a 3.7% increase in average guest check and a 2.9% increase in customer counts. As a comparison, 1996 results include an additional day because of leap year. The increase in average guest check was the result of selective menu price increases and guest preferences for higher-priced entrees. The shift in customer preference to higher-priced entrees can be attributed to the Company's development and promotion of higher-priced menu items. Management believes remodeling of Company-operated restaurants, increased promotional events and implementation of new products resulted in the increased customer counts.

In 1997, Foxtail revenues increased 11.7% over 1996 and constituted approximately 8.8% of the Company's total revenues. The increase in Foxtail's revenue can be attributed primarily to price increases effective in August 1996 and January 1997, increased sales outside the Perkins system and an increase in franchised restaurant sales. The increase in outside sales is due to the Company developing external sales in order to maintain plant utilization during slower production periods.

Franchise revenues, which consist primarily of franchise royalties and initial license fees, increased 3.8% over the prior year. Although comparable franchised restaurant sales only increased 1.5% over the prior year, revenues of franchised restaurants opened during 1995 and 1996 averaged 6.1% higher than the franchise system average. This performance resulted in the overall improvement in franchise revenues. Additionally, 13 new franchised restaurants opened during the year, and one Company-operated restaurant was converted to a franchised restaurant. Revenues from these openings were partially offset by the closing of six under-performing franchised restaurants and a decrease in franchise license fees due to fewer openings in 1997.

Costs and Expenses:

Food cost:
In terms of total revenues, food cost decreased 0.1 percentage points over 1996. Restaurant division food cost expressed as a percentage of restaurant division sales, decreased 0.3 percentage points. This decrease resulted from selective menu price increases and a decline in the costs of certain commodities including eggs and breads. This decrease was partially offset by higher food costs associated with pork and poultry products.

Labor and benefits:
Labor and benefits, as a percentage of total revenues, decreased 0.2 percentage points over 1996. Worker's compensation and group insurance claims costs decreased. This decrease was partially offset by increased hourly labor costs in the Company's restaurants due to mandated increases in minimum wage rates and wage rate pressures from low levels of unemployment.

Operating expenses:
Operating expenses, expressed as a percentage of total revenues, decreased 0.3 percentage points over 1996. Fees payable under royalty arrangements decreased as a percentage of total revenues due to termination of two such agreements, and utilities expense decreased due to milder winter weather than experienced in the previous year. These decreases were partially offset by increased bad debt expense.

General and administrative:
General and administrative expenses increased 11.8% over 1996, primarily due to increased incentive compensation costs as a result of the Company's improved performance and due to increased administrative support related to both the growth at Foxtail and anticipated growth in the number of Company-operated and franchised restaurants expected to open in 1998.

Depreciation and amortization:
Depreciation and amortization increased approximately 1.8% over 1996 due primarily to the continuing refurbishment program to upgrade and maintain existing restaurants as well as the addition of new Company-operated restaurants.

Interest, net:
Interest expense was approximately 5.8% lower than 1996 due to lower average debt balances and decreased capital lease obligations.

Going Private Transaction:
During 1997, after Unitholder approval, all Units held by persons other than TRC and its subsidiaries were converted into the right to receive $14.00 in cash per Unit. In connection with the Going Private Transaction, the Company expensed $7,200,000 of related costs.

Other:
Results of operations for the year ended December 31, 1997 include approximately $650,000 in reorganization costs associated with analyzing the alternatives to PFR's becoming a tax-paying entity beginning January 1998.

Provision for income taxes:
The provision for income taxes in 1997 was $153,000. This compares to a provision for income taxes of $1,693,000 in 1996. The decrease in the provision is primarily attributable to expenses incurred in 1997 related to the Going Private Transaction. Excluding the impact of these expenses, the provision for income taxes as a percentage of income from continuing operations would have been approximately 33.5% compared to 27.3% in 1996. The increase is primarily the result of the Company's retaining tax benefits in 1996 relating to the disaffiliation of Friendly's for tax purposes.

Income from operations of discontinued division:
Income from operations of discontinued division represents the income, net of income tax expense, of Restaurant Insurance Corporation ("RIC"). RIC was sold on March 19, 1997.

CAPITAL RESOURCES AND LIQUIDITY

Principal uses of cash during the year were payments on long-term debt, cash outlays related to the purchase of Harrah's interest in the Company, cash outlays related to the Going Private Transaction, including repurchase of Units and the Going Private Transaction expenses and capital expenditures. Capital expenditures consisted primarily of land, building and equipment purchases for new Company-operated restaurants, maintenance capital and costs related to remodels of existing restaurants. The Company's primary sources of funding were the issuance of debt and cash provided by operations.

The following table summarizes capital expenditures for each of the years in the three-year period ended December 31, 1998.

                                                 Years Ended December 31
                                                 -----------------------

                                                 1998       1997       1996
                                               -------    -------    -------
                   Maintenance                 $ 4,141    $  3,453   $ 2,987

                   New sites                    12,845       6,193     1,947

                   Manufacturing                 1,152         714       651

                   Remodeling and Reimaging      4,144       2,790     4,064

                   Other                         2,864       1,952     2,212
                                               -------     -------   -------
                   Total Capital Expenditures  $25,146     $15,102   $11,861
                                               =======     =======   =======

The Company's capital budget for 1999 is $28.0 million and includes plans to add eight new Company-operated restaurants. The Company may increase the capital budget if it concludes accelerating its development plans would be in its best interest. The primary source of funding for these projects is expected to be cash provided by operations. Capital spending could vary significantly from planned amounts as certain of these expenditures are discretionary in nature.

As is typical in the restaurant industry, the Company ordinarily operates with a working capital deficit since the majority of its sales are for cash, while credit is received from its suppliers. Funds generated by cash sales in excess of those needed to service short term obligations are used by the Company to reduce debt and acquire capital assets. At December 31, 1998, this working capital deficit was $18.1 million.

On December 22, 1997, PFR issued $130,000,000 of 10.125% Unsecured Senior Notes (the "Notes") due December 15, 2007. The proceeds were used to repay outstanding senior notes and borrowings under PFR's revolving line of credit, purchase Units from the public and pay expenses relative to PFR's Going Private Transaction.

On December 22, 1997, PFR obtained a secured $50,000,000 revolving line of credit facility (the "Credit Facility") with a sublimit for up to $5,000,000 of letters of credit. The Credit Facility is guaranteed by TRC, PRI, PMC and PFC and matures on January 1, 2003, at which time all amounts become payable. All amounts under the facility will bear interest at floating rates based on the agent's base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is secured by a first priority lien on substantially all of the assets of PFR. As of December 31, 1998, $4,000,000 in borrowings and approximately $1,573,000 of letters of credit were outstanding under the facility.

On May 18, 1998, TRC issued $31,100,000 of 11.25% Senior Discount Notes (the "TRC Notes") maturing on May 15, 2008. The TRC Notes were issued at a discount to their principal amount at maturity and generated gross proceeds to TRC of approximately $18,009,000. The proceeds were used to purchase the shares of TRC owned by Harrah's and pay expenses relative to the Reorganization.

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

Prior to the earlier of May 15, 2003 or the semi-annual accrual date with respect to which the Cash Interest Election is made, interest on the TRC Notes will accrue at a rate of 11.25% per annum on each semi-annual accrual date and the principal amount of each TRC Note will accrete by the amount of such accrued interest (the "Accreted Value"). On May 15, 2003, TRC will be required to pay all accrued but unpaid interest on the TRC Notes by redeeming an amount per note equal to the Accreted Value of such TRC Note on May 15, 2003, less the issue price of such TRC Note at a redemption price of 105.625% of the amount redeemed. Assuming TRC does not make the Cash Interest Election, the aggregate Accreted Value of the TRC Notes on May 15, 2003 will be $31,100,000 and the amount required to be redeemed will be approximately $13,091,000.

Prior to the consummation of the Going Private Transaction, PFR had paid regular quarterly cash distributions to its holders of units of limited partnership interest. PFR expects to pay distributions to its general partner and limited partners sufficient to satisfy estimated tax liabilities of its partners arising out of the allocation of taxable income or gain from PFR and to pay interest on the TRC Notes.

The Notes and the Credit Facility restrict the ability of PFR to pay dividends or distributions to its equity holders. If no default or event of default exists, these restrictions generally allow PFR to make distributions as follows:

    1. sufficient to pay its equity holders' estimated federal, state and local income taxes on the holders' share of the taxable income of PFR (Tax Distributions).

    2. in an aggregate amount after December 22, 1997 equal to 50% of positive net income, after Tax Distributions, from January 1, 1998 through the end of the most recently ended fiscal quarter.

    3. up to an aggregate of $5 million after December 22, 1997.

For the year ended December 31, 1998, PFR made Tax Distributions totaling approximately $3,468,000 to its equity holders, all of whom are direct or indirect wholly-owned subsidiaries of TRC.

The TRC Notes restrict the ability of TRC to pay dividends or distributions to its equity holders. If no default or event of default exists, these restrictions generally allow TRC to pay dividends or distributions as follows:

         1. if at the time of such dividend or distribution the payor would have been allowed to incur at least $1.00 of additional indebtedness under fixed charge coverage ratio tests as defined in the 11.25% Senior Discount Note Indenture (the "Indenture").

         2. if such dividend or distribution is less than the sum of 50% of consolidated net income from July 1, 1998 through the end of the most recent fiscal quarter plus 100% of any contribution to or net proceeds from issuance of its common equity.

         3. additional dividends not to exceed $5 million after the date of the Indenture.

These available amounts are reduced by dividends paid, as well as certain other restricted payments as defined in the Indenture.

TRC's and PFR's ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, their respective indebtedness, or to fund planned capital expenditures will depend on the Company's future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond their control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the Credit Facility, will be adequate to meet the Company's liquidity needs for the foreseeable future. PFR and TRC may, however, need to refinance all or a portion of the principal of the TRC Notes and the Notes on or prior to maturity. There can be no assurance that the Company will generate sufficient cash flow from operations, or that future borrowings will be available under the Credit Facility in an amount sufficient to enable TRC and PFR to service their respective indebtedness or to fund their other liquidity needs. In addition, there can be no assurance that TRC and PFR will be able to effect any such refinancing on commercially reasonable terms or at all.

All significant operations of TRC are conducted through PFR. TRC's ability to meet its obligations as they mature is primarily dependent on PFR's ability to make distributions to TRC. Management currently believes that the distributions allowed under the Credit Facility and the 10.125% Senior Note Indenture will be adequate to allow TRC to meet its obligations for the foreseeable future. However, there can be no assurance that PFR's future income will be sufficient to allow for distributions in an amount required to meet all future obligations of TRC.

LOSS OF A SIGNIFICANT FRANCHISEE

On February 4, 1999, Denny's (a subsidiary of Advantica Restaurant Group) was the successful bidder in the court-supervised auction sale of 30 restaurants of Perk Development Corporation ("Perk"), the Company's upstate New York franchisee. These restaurants ceased operating as Perkins Family Restaurants on February 28, 1999. For the year ended December 31, 1998, the Company recorded a reserve for debt of the franchisee guaranteed by the Company of $250,000, a write-off of $225,000 for unreserved accounts receivable and a non-cash charge of $689,000 to write-off an intangible asset representing the estimated present value of future royalty income from the franchisee. The Company received approximately $1,783,000 in royalties from Perk during 1998. Management expects to replace this revenue stream in future years through the redevelopment of the upstate New York market.

SYSTEM DEVELOPMENT

The Company plans to open eight new Company-operated restaurants in 1999. The Company expects to open between 30 and 35 franchised restaurants in 1999. In recent years, the Company has been issuing area development agreements in selected markets where both new and existing franchisees are qualified to open multiple locations within three to five years. These development agreements are expected to complement continued growth among franchisees who prefer to open a limited number of restaurants in existing and smaller markets.

NEW ACCOUNTING PRONOUNCEMENTS

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which the Company is adopting in 1999. SOP 98-5 requires the costs of start-up activities to be expensed as incurred. Historically, new store preopening costs have been deferred and amortized over twelve months starting when the restaurant opens. Upon adoption of SOP 98-5, the Company will be required to record a cumulative effect of a change in accounting principle to write off any unamortized preopening costs that exist on the balance sheet at that date. As of December 31, 1998, the Company had unamortized preopening costs of approximately $523,000 which will be expensed during the first quarter of 1999.

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," is required to be implemented for fiscal years beginning after June 15, 1999. The Company is currently evaluating the effects of adopting this statement, but does not expect the adoption to have a material effect on the Company's financial statements.

IMPACT OF INFLATION

The Company does not believe that its operations are generally affected by inflation to a greater extent than are the operations of others within the restaurant industry. In the past, the Company has generally been able to offset the effects of inflation through selective periodic menu price increases.

IMPACT OF GOVERNMENTAL REGULATION

A majority of the Company's employees are paid hourly rates as determined by Federal and state minimum wage rate laws. Future increases in these rates could materially affect the Company's cost of labor.

SEASONALITY

The Company's revenues are subject to seasonal fluctuations. Customer counts (and consequently revenues) are higher in the summer months and lower during the winter months because of the high proportion of restaurants located in northern states where inclement weather adversely affects guest visits.

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

The nature of the Company's business is such that the ability of outside vendors to supply the Company's restaurants with food and related products and preparedness of the Company's franchisees to appropriately assess and address Year 2000 business risks represent the primary risks to the Company from third parties. In response to these risks, questionnaires have been sent to all of the Company's primary vendors to obtain reasonable assurances that adequate plans are being developed to address the Year 2000 issue. The returned questionnaires are being assessed by the Company, and are being categorized based upon readiness for the Year 2000 issues and prioritized in order of significance to the business of the Company. In the case of outside vendors which provide inadequate assurance of their readiness to handle Year 2000 issues, appropriate contingency plans will be developed. The Company's franchisees have been provided with information regarding the potential business risks associated with the Year 2000 issue. The Year 2000 readiness of significant franchisees will be assessed and action plans will be created to address the identified risks.

Unless public suppliers of water, electricity and natural gas are disrupted for a substantial period of time (in which case the Company's business may be materially adversely affected), based on information currently available, management believes the most reasonably likely worst case scenario related to Year 2000 compliance would not have a material impact on its financial position or results of operations. However, unanticipated failures by critical vendors or franchisees, as well as unidentified internal failures, could result in a material adverse effect on the Company's operations. As a result, management cannot reasonably predict what impact, if any, Year 2000 issues will have on the Company.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company currently has market risk sensitive instruments related to interest rates. The Company is not subject to significant exposure for changing interest rates on the Notes and TRC Notes because the interest rates are fixed. The Company has in place a $50,000,000 line of credit facility which matures on January 1, 2003. All borrowings under the facility bear interest at floating rates based on the agent's base rate or Eurodollar rates. The Company had $4,000,000 outstanding under the line of credit facility at December 31, 1998. While changes in market interest rates would affect the cost of funds borrowed in the future, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be material.

Commodity Price Risk. Many of the food products purchased by the Company are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside the control of the Company. The Company's supplies and raw materials are available from several sources and the Company is not dependent upon any single source for these items. If any existing suppliers fail, or are unable to deliver in quantities required by the Company, the Company believes that there are sufficient other quality suppliers in the marketplace that its sources of supply can be replaced as necessary. At times the Company enters into purchase contracts of one year or less or purchases bulk quantities for future use of certain items in order to control commodity pricing risks. Certain significant items that could be subject to price fluctuations are beef, pork, coffee, eggs, wheat products and corn products. The Company believes it will be able to pass through increased commodity costs by adjusting menu pricing in most cases. However, the Company believes that any changes in commodity pricing which cannot be offset by changes in menu pricing or other product delivery strategies, would not be material.

Item 8.  Financial Statements and Supplementary Data.

                    THE RESTAURANT COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31
                                 (In Thousands)


                                                                      1998            1997            1996
                                                                   ---------       ---------       ---------
REVENUES:
     Food sales                                                    $ 276,935       $ 250,193       $ 234,164
     Franchise revenues and other                                     22,488          19,968          19,171
                                                                   ---------       ---------       ---------
Total Revenues                                                       299,423         270,161         253,335
                                                                   ---------       ---------       ---------
COSTS AND EXPENSES:
  Cost of sales:
     Food cost                                                        78,576          72,559          68,456
     Labor and benefits                                               96,011          84,027          78,970
     Operating expenses                                               55,413          51,212          48,827
  General and administrative                                          29,347          26,871          24,033
  Depreciation and amortization                                       19,905          16,031          15,752
  Interest, net                                                       16,045           4,963           5,269
  Loss on/Provision for disposition of assets, net                       422              --              --
  Asset write-down (SFAS No. 121)                                      3,373              --              --
  Going Private Transaction                                               --           7,200              --
  Loss due to bankruptcy of franchisee                                   475              --              --
  Other, net                                                          (1,413)           (338)         (1,131)
                                                                   ---------       ---------       ---------
Total Costs and Expenses                                             298,154         262,525         240,176
                                                                   ---------       ---------       ---------
                                                                       1,269           7,636          13,159
MINORITY INTEREST IN NET EARNINGS OF SUBSIDIARIES                         --          (7,867)         (6,951)
                                                                   ---------       ---------       ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES                                                         1,269            (231)          6,208
PROVISION FOR INCOME TAXES                                              (160)           (153)         (1,693)
                                                                   ---------       ---------       ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS                               1,109            (384)          4,515
DISCONTINUED OPERATIONS:
  Income from discontinued operations of Restaurant Insurance
  Corporation, net of income taxes of $__, $50 and $272                   --              93             506
                                                                   ---------       ---------       ---------
NET INCOME (LOSS)                                                  $   1,109       $    (291)      $   5,021
                                                                   =========       =========       =========

  The accompanying notes are an integral part of these consolidated statements.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   DECEMBER 31
                      (In Thousands, Except Share Amounts)


                                                                              1998            1997
                                                                           ---------       ---------
                                 ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                               $   3,150       $  16,027
   Receivables, less allowance for doubtful accounts of $495 and $846          7,178           9,482
   Inventories, at the lower of first-in, first-out cost or market             5,375           4,236
   Prepaid expenses and other current assets                                   1,999           2,047
   Deferred income taxes                                                         209             470
                                                                           ---------       ---------
      Total current assets                                                    17,911          32,262
                                                                           ---------       ---------
PROPERTY AND EQUIPMENT, at cost, net of
   accumulated depreciation and amortization                                 131,283         127,410
INTANGIBLE ASSETS AND DEFERRED CHARGES, net of
   accumulated amortization of $30,147 and $27,591                            43,316          47,303
 OTHER ASSETS                                                                  3,128           1,087
                                                                           ---------       ---------
                                                                           $ 195,638       $ 208,062
                                                                           =========       =========
                LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
   Current maturities of capital lease obligations                         $   1,229       $   1,301
   Accounts payable                                                           11,568          11,415
   Accrued expenses                                                           23,228          36,302
                                                                           ---------       ---------
      Total current liabilities                                               36,025          49,018
                                                                           ---------       ---------
CAPITAL LEASE OBLIGATIONS, less current maturities                             5,767           6,999
LONG-TERM DEBT, less current maturities                                      153,334         130,000
DEFERRED INCOME TAXES AND OTHER                                                4,616           9,977
COMMITMENTS AND CONTINGENCIES (Notes 6 and 12)
STOCKHOLDERS' INVESTMENT:
   Common stock, $.01 par value, 100,000 shares authorized,
      11,640 and 17,550 issued and outstanding                                     1               1
   Additional paid-in capital                                                    969          18,252
   Accumulated deficit                                                        (5,074)         (6,185)
                                                                           ---------       ---------
                                                                              (4,104)         12,068
                                                                           ---------       ---------
                                                                           $ 195,638       $ 208,062
                                                                           =========       =========

The accompanying notes are an integral part of these consolidated balance sheets.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                                 (In Thousands)



                                                Additional
                                         Common  Paid-in      Accumulated
                                         Stock   Capital         Deficit       Total
                                         ------  --------       --------      --------
 Balance at December 31, 1995            $    1  $ 18,252       $(10,915)     $  7,338
 Net income                                  --        --          5,021         5,021
                                         ------  --------       --------      --------
 Balance at December 31, 1996                 1    18,252         (5,894)       12,359
 Net loss                                    --        --           (291)         (291)
                                         ------  --------       --------      --------
 Balance at December 31, 1997                 1    18,252         (6,185)       12,068

 Net income                                  --        --          1,109         1,109
 Repurchase and retirement of stock          --   (17,282)            --       (17,282)
 Other                                       --        (1)             2             1
                                         ------  --------       --------      --------
 Balance at December 31, 1998            $    1  $    969       $ (5,074)     $ (4,104)
                                         ======  ========       ========      ========



The accompanying notes are an integral part of these consolidated statements.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED DECEMBER 31
                                 (In Thousands)


                                                                          1998            1997           1996
                                                                        --------       ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $  1,109       $    (291)      $  5,021
Adjustments to reconcile net income (loss) to net cash provided by
  Depreciation and amortization                                           19,905          16,031         15,752
  Going Private Transaction expenses                                          --           7,200             --
  Loss on/Provision for disposition of assets                                197              --             --
  Asset writedown (SFAS No. 121)                                           3,373              --             --
  Minority interest in net earnings of subsidiaries                           --           7,867          6,951
  Other non-cash income and expense items, net                             1,656             974         (9,117)
  Earnings from discontinued operations                                       --             (93)          (506)
  Net changes in other operating assets and liabilities                   (1,959)          1,412          5,032
                                                                        --------       ---------       --------
      Total adjustments                                                   23,172          33,391         18,112
                                                                        --------       ---------       --------
      Net cash provided by operating activities                           24,281          33,100         23,133
                                                                        --------       ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for property and equipment                                   (25,146)        (15,102)       (11,861)
  Proceeds from sale of property and equipment                             1,095           1,513            573
  Proceeds from the sale of Restaurant Insurance Corporation                  --           2,300             --
  Payments on notes receivable                                             1,249           1,154          1,755
  Other, net                                                                (110)           (920)            --
                                                                        --------       ---------       --------
      Net cash used in investing activities                              (22,912)        (11,055)        (9,533)
                                                                        --------       ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                            61,809         194,800         21,750
  Principal payments on long-term debt                                   (39,800)       (123,952)       (25,282)
  Principal payments under capital lease obligations                      (1,304)         (1,956)        (2,074)
  Distributions to unitholders of Perkins Family Restaurants, L.P.            --          (7,040)        (7,080)
  Deferred financing costs                                                (1,266)         (5,474)            --
  Purchase of minority interest                                          (16,403)        (66,266)            --
  Repurchase of stock                                                    (17,282)             --             --
                                                                        --------       ---------       --------
      Net cash used in financing activities                              (14,246)         (9,888)       (12,686)
                                                                        --------       ---------       --------
      Net increase (decrease) in cash and cash equivalents               (12,877)         12,157            914

CASH AND CASH EQUIVALENTS:

  Balance, beginning of year                                              16,027           3,870          2,956
                                                                        --------       ---------       --------
  Balance, end of year                                                  $  3,150       $  16,027       $  3,870
                                                                        ========       =========       ========


The accompanying notes are an integral part of these consolidated statements.

                    THE RESTAURANT COMPANY AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 1998

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization --

The Restaurant Company ("TRC" or the "Company") is a Delaware corporation whose principal stockholders are Donald N. Smith ("Smith") and The Equitable Life Assurance Society of the United States ("Equitable") who own 50.0% and 42.3%, respectively. The remaining portion of TRC is owned by two unrelated stockholders . TRC's operations consist principally of its ownership in Perkins Family Restaurants, L.P. ("PFR").

Smith is also the Chairman and Chief Executive Officer of Friendly Ice Cream Corporation ("FICC"), which operates and franchises approximately 700 full-service restaurants, located primarily in the northeasten United states. Mr. Smith owns 9.5% of the common stock of FICC.

Perkins Family Restaurants, L.P.--

Simultaneous with the formation of TRC in 1985, all of the outstanding stock of Perkins Restaurants, Inc. ("PRI") was transferred to TRC. PRI's business consisted of the operation and franchising of Perkins Family Restaurants.

In July 1986, PRI formed a Delaware limited partnership, Perkins Family Restaurants, L.P., which succeeded to the business operations of PRI. PFR is managed by Perkins Management Company, Inc. ("PMC"). PMC, a wholly-owned subsidiary of PRI, is the sole general partner and owns 2.9% of PFR including a 1% general partner interest and a 1.9% limited partner interest. PRI owns the remaining 98.1% of the Limited Partnership Units ("Units") of PFR. PFR reimburses PMC for all of its direct and indirect costs (principally general and administrative costs) allocable to PFR. Perkins Finance Corp. ("PFC") is a wholly-owned subsidiary of PFR and was created solely to act as the co-issuer of PFR's 10.125% Senior Notes. PFC has no substantial operations of any kind and does not have any revenues.

PFR operates and franchises family-style restaurants which serve a wide variety of high quality, moderately priced breakfast, lunch, and dinner entrees, snacks and bakery products. Perkins restaurants provide table service, and many are open 24 hours a day (except Christmas day and certain late night hours in selected markets), seven days a week. The full-service restaurants are located in 35 states with the largest number in Minnesota, Ohio, Pennsylvania, Florida and New York (See Note 18). There are sixteen franchised restaurants located in Canada. PFR also offers cookie doughs, muffin batters, pancake mixes, pies and other food products for sale to restaurants operated by PFR and franchisees and bakery and food service distributors through Foxtail Foods ("Foxtail"), PFR's manufacturing division.

Restaurant Insurance Corporation--

Restaurant Insurance Corporation ("RIC"), formerly a wholly-owned subsidiary of TRC, was incorporated on May 24, 1993 to reinsure 100% of the risk from the insurer of FICC up to $500,000 per occurrence on policies relating to FICC's operations. Types of coverage reinsured include workers' compensation, employer's liability and auto liability. RIC was sold in March 1997 and is accounted for in the accompanying financial statements as a discontinued operation. See Note 15.

Basis of Presentation --
The accompanying financial statements include the consolidated results of TRC and subsidiaries for the fiscal years ended December 31, 1998, 1997, and 1996. All material intercompany transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to current year presentation.

Estimates --
The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents --
The Company considers all investments with an original maturity of three months or less to be cash equivalents.

Franchise Revenue --
Franchisees of PFR are required to pay an initial fee to PFR when each franchise is granted. These fees are not recognized as income until the restaurants open. PFR also receives franchise royalties ranging from one to six percent of the gross sales of each franchised restaurant. These royalties are recorded as income monthly.

Advertising --
PFR expenses the costs of advertising. Net advertising expense was $11,644,000, $10,784,000 and $10,629,000 for the fiscal years 1998, 1997 and 1996, respectively.

Property and Equipment --
Major renewals and betterments are capitalized; replacements and maintenance and repairs which do not extend the lives of the assets are charged to operations as incurred.

Income Taxes --
Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to be in effect when the taxes are paid.

Preopening Costs --
Historically, new store preopening costs have been deferred and amortized over twelve months starting when the restaurant opens. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which the Company is adopting in 1999. SOP 98-5 requires the costs of start-up activities to be expensed as incurred. Upon adoption of SOP 98-5, the Company will be required to record a cumulative effect of a change in accounting principle to write off any unamortized preopening costs that exist on the balance sheet at that date. As of December 31, 1998, the Company had unamortized preopening costs of approximately $523,000 which will be expensed during the first quarter of 1999.

Impairment of Long-Lived Assets --
Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company evaluates the recoverability of assets (including intangibles) when events and circumstances indicate that assets might be impaired. For such assets, the Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Where an indication of impairment exists, the Company generally estimates undiscounted future cash flows at the level of individual restaurants or manufacturing facilities. In the case of certain intangible assets related to the acquisition of area development rights and acquisition of groups of restaurants, undiscounted future cash flows are evaluated based on an appropriate grouping of the related properties' cash flows. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset.

New Accounting Pronouncements --
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is required to be implemented for fiscal years beginning after June 15, 1999. The Company is currently evaluating the effects of adopting this statement, but does not expect the adoption to have a material effect on the Company's financial statements.

(2) THE GOING PRIVATE TRANSACTION:

Prior to December 22, 1997, PFR was a limited partnership 48.6% indirectly owned (including its general partner's interest) by TRC. The remainder of the limited partnership units ("Units") were owned by the public and traded on the New York Stock Exchange under the symbol "PFR". PFR's business was conducted through Perkins Restaurants Operating Company, L.P. ("PROC"), a Delaware limited partnership. PFR was the sole limited partner and owned 99% of PROC, and PMC was the sole general partner and owned the remaining 1% of PROC. Upon a majority vote of the holders of the publicly traded Units, 5.44 million Units held by persons other than TRC and its subsidiaries were converted into the right to receive $14.00 in cash per Unit (the "Going Private Transaction"). Additionally, PROC was merged into PFR, and PMC's 1% general partnership interest in PROC was converted into a limited partnership interest in PFR. Upon consummation of the Going Private Transaction on December 22, 1997, PFR became an indirect wholly-owned subsidiary of TRC.

TRC's treatment of the transaction as an acquisition of a minority interest of a subsidiary resulted in accounting adjustments in accordance with the purchase method of accounting as a step acquisition. The effect of these adjustments is summarized as follows (in thousands):



Total purchase price of Units (including direct costs of $1,569)      $ 77,758
                                                                      --------
Less: Minority interest in PFR                                         (36,677)
  Total                                                               $ 41,081
                                                                      ========
Allocation of step-up of assets:
Property and equipment                                                $ 13,830
Franchise agreements                                                    10,630
Goodwill                                                                 5,909
Deferred taxes                                                          10,712
                                                                      --------
  Total                                                               $ 41,081
                                                                      ========

Franchise agreements are amortized using the straight-line method over the remaining life of each specific franchise agreement (generally 1 to 20 years). Goodwill is amortized using the straight line method over 40 years.

The Going Private Transaction accounting adjustments resulted in additional depreciation and amortization expense of approximately $2,750,000 in 1998. As the Going Private Transaction occurred on December 22, 1997, there was no material impact on the results of operations for the year ended December 31, 1997. Expenses of $7,200,000 incurred in connection with the Going Private Transaction are reflected in the accompanying Consolidated Statements of Operation for the year ended December 31, 1997.

The following unaudited proforma results of operations for 1997 and 1996 give effect to the Going Private Transaction, excluding the $7,200,000 in Going Private Transaction expenses, as if it had occurred at the beginning of those periods. This proforma information does not necessarily represent what the results would have been had the Going Private Transaction occurred at the beginning of each period presented.

                                    (Unaudited)
                                   (in thousands)
                               ----------------------
                                 1997          1996
                               --------      --------
               Revenues        $270,161      $253,335

               Net income      $  2,136      $  1,570

(3) THE REORGANIZATION:

Prior to May 18, 1998, TRC's principal stockholders were Harrah's Operating Company, a subsidiary of Harrah's Entertainment, Inc. ("Harrah's), Smith and Equitable. Harrah's and Smith each owned approximately 33.3% of TRC and Equitable owned 28.2%.

On May 18, 1998, the Company redeemed 100% of Harrah's interest in the Company (the "Reorganization"). Approximately $18.0 million was required to consummate the Reorganization and pay related expenses. The Reorganization was funded by the issuance of $18.0 million of 11.25% Senior Discount Notes due 2008 with an aggregate original amount at maturity of $31.1 million. Subsequent to the transaction, Smith and Equitable owned 50.0% and 42.3% of the Company, respectively.

(4)  SUPPLEMENTAL CASH FLOW INFORMATION:

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the years ended December 31 consisted of the following (in thousands):


                                                    1998          1997          1996
                                                  -------       -------       -------
 (Increase) Decrease in:

   Receivables                                    $  (253)      $(3,359)      $ 1,547

   Inventories                                     (1,139)            4           110

   Prepaid expenses and other current assets         (702)         (126)         (971)

   Other assets                                       795          (427)         (368)

 Increase (Decrease) in:

   Accounts payable                                   155         2,063         1,015

   Accrued expenses                                 2,992         3,461         3,091

   Other liabilities                               (3,807)         (204)          608
                                                  -------       -------       -------
                                                  $(1,959)      $ 1,412       $ 5,032
                                                  =======       =======       =======

Other supplemental cash flow information for the years ended December 31 consisted of the following (in thousands):


                                    1998        1997         1996
                                  -------      ------      -------
 Cash paid for interest           $13,398      $5,294      $ 5,637

 Income taxes paid                  3,121       2,159       14,173

 Income tax refunds received          721         354        2,230



During 1996, the Company acquired property, primarily restaurant equipment, through a master capital lease agreement totaling $1,565,000.

(5)  PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following as of December 31 (in thousands):


                                                          1998            1997
                                                       ---------       ---------
 Owned:

   Land and land improvements                          $  34,770       $  34,469

   Buildings                                              76,099          73,109

   Leasehold improvements                                 40,195          33,942

   Equipment                                              68,892          62,722

   Construction in progress                                1,465           1,472
                                                       ---------       ---------
                                                         221,421         205,714

 Less - accumulated depreciation and amortization        (93,911)        (83,052)
                                                       ---------       ---------
                                                         127,510         122,662
                                                       ---------       ---------
 Leased:

   Buildings                                              23,654          23,972

   Equipment                                               1,532           1,532
                                                       ---------       ---------
                                                          25,186          25,504
 Less - accumulated amortization                         (21,413)        (20,756)
                                                       ---------       ---------
                                                           3,773           4,748
                                                       ---------       ---------
                                                       $ 131,283       $ 127,410
                                                       =========       =========

Depreciation and amortization for financial reporting purposes is computed primarily using the straight-line method based on the shorter of either the estimated useful lives or the lease terms of the property, as follows:


                                Years
                                -----
Owned:
     Land improvements           3-20
     Buildings                   20-30
     Leasehold improvements      7-20
     Equipment                   3-7
  Leased:

      Buildings                  20-25
      Equipment                    6

(6)  LEASES:

As of December 31, 1998, there were 140 full-service restaurants operated by PFR, as follows:

                    68  with both land and building leased
                    58  with both land and building owned
                    14  with the land leased and building owned

As of December 31, 1998, there were 28 restaurants either leased or subleased to others by PFR as follows:

                    13  with both land and building leased
                    12  with both land and building owned
                     3  with the land leased and building owned

Most of PFR's restaurant leases have a primary term of 20 years and generally provide for two to four renewals of five years each. Certain leases provide for minimum payments plus a percentage of sales in excess of stipulated amounts.

TRC Realty Co., a wholly-owned subsidiary of TRC, has an operating lease for an airplane which expires in May 2004.

Future minimum payments related to leases that have initial or remaining lease terms in excess of one year as of December 31, 1998 were as follows (in thousands):


                                         Lease Obligations
                                      -----------------------
                                      Capital       Operating
                                      -------       ---------
 1999                                 $ 1,904       $ 6,756
 2000                                   1,549         6,200
 2001                                   1,469         5,811
 2002                                   1,206         4,975
 2003                                     970         3,334
 Thereafter                             2,628        14,259
                                      -------       -------
  Total minimum lease payments          9,726       $41,335
 Less:                                              =======
   Amounts representing interest       (2,730)
                                      -------
   Capital lease obligations            6,996
                                      =======


PFR's capital lease obligations have effective interest rates ranging from 7.1% to 16.1% and are payable in monthly installments through 2011.

Future minimum gross rental receipts as of December 31, 1998, were as follows (in thousands):



                                  Amounts Receivable As
                                 -----------------------
                                  Lessor      Sublessor
                                  ------      ---------
1999                             $ 1,069      $1,242
2000                               1,080         998
2001                               1,041       1,000
2002                                 925         884
2003                                 925         654
Thereafter                         6,678       2,537
                                 -------      ------
Total minimum lease rentals      $11,718      $7,315
                                 =======      ======



The net rental expense included in the accompanying Consolidated Statements of Operations for operating leases was as follows for the years ended December 31 (in thousands):


                                1998          1997          1996
                              -------       -------       -------
 Minimum rentals              $ 6,756       $ 6,116       $ 5,747
 Contingent rentals             1,570         1,280         1,114
 Less - sublease rentals       (1,225)       (1,195)       (1,244)
                              -------       -------       -------
                              $ 7,101       $ 6,201       $ 5,617
                              =======       =======       =======


(7)  INTANGIBLE AND OTHER ASSETS:

Intangible and other assets, net of accumulated amortization, were as follows as of December 31 (in thousands):



                                                              1998         1997
                                                             -------      -------
 Excess of cost over fair value of net assets acquired,
   being amortized evenly over 30 to 40 years                $27,405      $28,544
 Present value of estimated future royalty fee income
   being amortized evenly over the remaining lives of
   the franchise agreements                                    8,937       10,909
 Deferred financing costs being amortized over
   the remaining life of the debt agreements                   5,036        5,793
 Other                                                         1,938        2,057
                                                             -------      -------
                                                             $43,316      $47,303
                                                             =======      =======


The Company periodically reevaluates the realizability of its excess cost over fair value of net assets acquired by comparing the unamortized balance with projected undiscounted cash flows from operations. The realizability of intangible assets related to future royalty fee income is also assessed periodically based on the performance of the applicable franchised restaurants. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset.

(8)  ACCRUED EXPENSES:

Accrued expenses consisted of the following as of December 31 (in thousands):


                                                             1998         1997
                                                           -------      -------
 Payroll and related benefits                               12,660      $ 9,006

 Property, real estate and sales taxes                       2,401        2,427

 Insurance                                                     686        1,093

 Rent                                                        1,595        1,407

 Unredeemed Units and Going Private Transaction costs          252       17,801

 Franchise equipment deposits                                   --        1,428

 Other                                                       5,634        3,140
                                                           -------      -------
                                                           $23,228      $36,302
                                                           =======      =======

(9)  LONG-TERM DEBT:

Long-term debt consisted of the following at December 31 (in thousands):



                                                             1998            1997
                                                           --------      ----------
   PFR--
   Unsecured Senior Notes:
     10.125%, interest payable semi-annually,
     due December 15, 2007                                 $130,000      $  130,000

   Revolving credit agreement, due January 1, 2003            4,000              --
                                                           --------      ----------
                                                            134,000         130,000
   TRC--
   Unsecured Senior Discount Notes:
     11.25%, due May 15, 2008                                19,334              --
                                                           --------      ----------
                                                            153,334         130,000
   Less current maturities                                       --              --
                                                           --------      ----------
                                                           $153,334      $  130,000
                                                           ========      ==========



On December 22, 1997, PFR issued $130,000,000 of 10.125% Unsecured Senior Notes ("the Notes") due December 15, 2007. The proceeds were used to repay outstanding senior notes and borrowings under PFR's revolving line of credit, purchase Units from the public and pay expenses related to the Going Private Transaction.

On December 22, 1997, PFR obtained a $50,000,000 secured revolving line of credit facility (the "Credit Facility") with a sublimit for up to $5,000,000 of letters of credit. The Credit Facility is guaranteed by TRC, PRI, PMC and PFC and matures on January 1, 2003, at which time all amounts become payable. Any amounts borrowed under the Credit Facility bear interest at floating rates based on the agent's base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is secured by a first priority lien on substantially all of the assets of PFR. As of December 31, 1998, $4,000,000 in borrowings and approximately $1,573,000 of letters of credit were outstanding under the Credit Facility.

In connection with the issuance of the Notes and obtaining the Credit Facility, PFR incurred deferred financing costs of approximately $6,028,000 which are being amortized over the terms of the debt agreements.

On May 18, 1998, TRC issued $31,100,000 of 11.25% Senior Discount Notes (the "TRC Notes") maturing on May 15, 2008. The TRC Notes were issued at a discount to their principal amount at maturity and generated gross proceeds to TRC of approximately $18,009,000. The proceeds were used to purchase the shares of TRC owned by Harrah's and pay expenses related to the Reorganization.

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

Prior to the earlier of May 15, 2003 or the semi-annual accrual date with respect to which the Cash Interest Election is made, interest on the TRC Notes will accrue at a rate of 11.25% per annum on each semi- annual accrual date and the principal amount of each TRC Note will accrete by the amount of such accrued interest (the "Accreted Value"). On May 15, 2003, TRC will be required to pay all accrued but unpaid interest on the TRC Notes by redeeming an amount per note equal to the Accreted Value of such TRC Note on May 15, 2003, less the issue price of such TRC Note at a redemption price of 105.625% of the amount redeemed. Assuming TRC does not make the Cash Interest Election, the aggregate Accreted Value of the TRC Notes on May 15, 2003 will be $31,100,000 and the amount required to be redeemed will be approximately $13,091,000.

In order to manage interest costs, PFR entered into an interest rate swap agreement in 1994. The agreement expired June 30, 1998.

Based on the borrowing rates currently available for debt with similar terms and maturities, the approximate fair market value of the Company's long-term debt as of December 31 was as follows (in thousands):


                                                  1998          1997
                                             -------------------------
 PFR:
 10.125% Unsecured Senior Notes              $   138,000      $130,000

 Interest Rate Swap Agreement                         --            11
 TRC:

 11.25% Unsecured Senior Discount Notes           20,565            --


The values associated with the interest rate swap represents the estimated contract value as reported to PFR by the commercial bank that is the counterparty to these agreements. Because PFR's revolving line of credit borrowings outstanding at December 31, 1998 bears interest at current market rates, management believes that the related liabilities reflected in the accompanying balance sheets approximated fair market value.

Pursuant to the Notes, the TRC Notes and the Credit Facility, the Company must maintain specified financial ratios and is subject to certain restrictions which limit additional indebtedness. At December 31, 1998, the Company was in compliance with all such requirements.

The Notes and the Credit Facility restrict the ability of PFR to pay dividends or distributions to its equity holders. If no default or event of default exists, these restrictions generally allow PFR to make distributions as follows:

         1. sufficient to pay its equity holders' estimated federal, state and local income taxes on the holders' share of the taxable income of PFR (Tax Distributions).

         2. in an aggregate amount after December 22, 1997 equal to 50% of positive net income, after Tax distributions, from January 1, 1998 through the end of the most recently ended fiscal quarter.

         3.       up to an aggregate of $5 million after December 22, 1997.

As of December 31, 1998, PFR had made Tax Distributions to its equity holders of $3,468,000.

The TRC Notes restrict the ability of TRC to pay dividends or distributions to its equity holders. If no default or event of default exists, these restrictions generally allow TRC and its subsidiaries to pay dividends or distributions as follows:

         1. if at the time of such dividend or distribution the payor would have been allowed to incur at least $1.00 of additional indebtedness under fixed charge coverage ratio tests as defined in the 11.25% Senior Discount Note Indenture (the "Indenture").

         2. if such dividend or distribution is less than the sum of 50% of consolidated net income from July 1, 1998 through the end of the most recent fiscal quarter plus 100% of any contribution to or net proceeds from issuance of its common equity.

         3. additional dividends not to exceed $5 million after the date of the Indenture.

These available amounts are reduced by dividends paid, as well as certain other restricted payments as defined in the Indenture.

The above restrictions related to the TRC Notes do not limit dividends payable to TRC or one of its subsidiaries from a subsidiary.

Interest expense capitalized in connection with the Company's construction activities amounted to approximately $198,000, $78,000 and $136,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

(10)  INCOME TAXES:

TRC and its subsidiaries file a consolidated Federal income tax return. For state purposes, each subsidiary generally files a separate return. PFR is not a tax-paying entity; therefore, TRC includes its allocable share of PFR's taxable income in its income tax return, which was 100% after December 22, 1997.

The following is a summary of the components of the provision for income taxes for the years ended December 31 (in thousands):


                         1998           1997           1996
                       -------       --------       --------
Current:
  Federal              $ 2,726       $  1,123       $ 12,044
  State and local          995           (129)           414
                       -------       --------       --------
                         3,721            994         12,458
                       -------       --------       --------
Deferred:
  Federal               (2,867)          (767)       (10,625)
  State and local         (694)           (74)          (140)
                       -------       --------       --------
                        (3,561)          (841)       (10,765)
                       -------       --------       --------
                       $   160       $    153       $  1,693
                       =======       ========       ========


A reconciliation of the statutory Federal income tax rate to the Company's effective income tax rate is as follows:


                                                      1998         1997         1996
                                                      ----         ----         ----
 Federal                                              34.0%       (34.0)%       35.0%

 Federal income tax credits                          (74.4)        (4.9)        (8.2)

 FICC distribution                                      --           --         (5.4)

 State income taxes, net of Federal taxes              6.1          3.3          2.9

 State tax refunds, net of Federal taxes                --         (2.8)          --

 Amortization of goodwill                             32.8           --           --

 Nondeductible expenses and other                     14.1          3.9          3.0

 Non-recurring item (Going Private Transaction)          --        100.7           --
                                                      ----        -----         ----
                                                      12.6%        66.2%        27.3%
                                                      ====        =====         ====


The following is a summary of the significant components of the Company's deferred tax position as of December 31 (in thousands):

                                               1998                             1997
                                    -------------------------        -------------------------
                                    Current        Noncurrent        Current        Noncurrent
                                    -------        ----------        -------        ----------

Capital leases                      $    --        $    1,227        $    --        $    1,354

Accrued expenses and reserves            52               696            345               370

Inventory                               157                --            125                --

Deferred compensation                    --               726             --                --
                                    -------        ----------        -------        ----------

   Deferred tax assets                  209             2,649            470             1,724
                                    -------        ----------        -------        ----------
Depreciation and amortization            --            (2,411)            --            (5,269)

Other                                    --            (2,081)            --            (2,120)
                                    -------        ----------        -------        ----------
   Deferred tax liabilities              --            (4,492)            --            (7,389)
                                    -------        ----------        -------        ----------
                                    $   209        $   (1,843)       $   470        $   (5,665)
                                    =======        ==========        =======        ==========


(11)  RELATED PARTY TRANSACTIONS:

TRC has a revolving loan agreement with Smith. The agreement provides for a maximum loan from TRC to Smith of $1,500,000, with interest at the prime rate. Accrued interest is payable on the last day of each calendar year, and the principal and accrued but unpaid interest are payable on December 31, 2001. As of December 31, 1998, there was $1,105,000 outstanding under this agreement.

FICC subleases certain land, buildings and equipment from PFR. During the years ended December 31, 1998, 1997 and 1996, sublease income was $328,000, $322,000 and $328,000, respectively.

In 1994, TRC Realty Co. entered into a ten year operating lease for an aircraft, for use by both FICC and PMC. FICC shares equally with PMC in reimbursing TRC Realty Co. for leasing, tax and insurance expenses. In addition, FICC also incurs actual usage costs. Total expense reimbursed by FICC for the years ended December 31, 1998, 1997 and 1996 was $617,000, $565,000 and $568,000,
respectively.

FICC purchases certain food products used in the normal course of business from Foxtail. For the years ended December 31, 1998, 1997 and 1996, purchases were $945,000, $975,000 and $1,425,000, respectively.

In 1997 and 1996, TRC provided FICC with certain management services for which TRC was reimbursed $824,000 and $800,000, respectively. These services were not provided in 1998.

(12) COMMITMENTS AND CONTINGENCIES:

The Company is a party to various legal proceedings in the ordinary course of business. Management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on the consolidated financial statements of the Company.

In the past, PFR has sponsored financing programs offered by certain lending institutions to assist its franchisees in procuring funds for the construction of new franchised restaurants and to purchase and install in-store bakeries. PFR provides a limited guaranty of funds borrowed. At December 31, 1998, there were approximately $3,370,000 in borrowings outstanding under these programs. PFR has guaranteed $1,118,000 of these borrowings. No additional borrowings are available under these programs.

On February 4, 1999, Denny's (a subsidiary of Advantica Restaurant Group) was the successful bidder in the court-supervised auction sale of 30 restaurants of Perk Development Corporation, a franchisee of PFR. These restaurants ceased operating as Perkins Family Restaurants on February 28, 1999. PFR recorded a reserve for debt of the franchisee guaranteed by the Company of $250,000. After consideration of this reserve, $2,998,000 and $858,000 in borrowings and guarantees, respectively, remain under the financing programs above.

In early 1998, PFR entered into a separate two year limited guarantee of $1,200,000 in borrowings of a franchisee which were used to construct a new franchise restaurant.

The majority of PFR's franchise revenues are generated from franchisees owning less than 5% of total franchised restaurants and, therefore, the loss of any one of these franchisees would not have a material impact on the results of PFR's operations. As of December 31, 1998, three franchisees owned 81 of the 356 restaurants franchised by PFR. During 1997, PFR received net royalties and license fees of approximately $1,783,000, $1,739,000 and $1,103,000 from these franchisees (See Note 18).

TRC's and PFR's ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, its indebtedness (including the Notes and the TRC Notes), or to fund planned capital expenditures will depend on the Company's future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the Credit Facility, will be adequate to meet the Company's liquidity needs for the foreseeable future. PFR and TRC may, however, need to refinance all or a portion of the principal of the Notes and the TRC Notes on or prior to maturity. There can be no assurance that the Company will generate sufficient cash flow from operations, or that future borrowings will be available under the Credit Facility in an amount sufficient to enable TRC and PFR to service their respective indebtedness or to fund their other liquidity needs. In addition, there can be no assurance that TRC and PFR will be able to effect any such refinancing on commercially reasonable terms or at all.

(13)  LONG TERM INCENTIVE PLANS:

The Perkins Family Restaurants, L.P. Restricted Limited Partnership Unit Plan ("Unit Plan") was initially adopted in October 1987. Awards of restricted Units under the Unit Plan were made to officers and key employees of PMC, PRI and their affiliates as well as certain members of PMC's Board of Directors. A committee composed of those non-employee directors of PMC (the "Committee") was appointed to administer the Unit Plan. At the time of each award, the Committee determined the applicable award restrictions, including, without limitation, (i) a restricted period (not to exceed ten years) during which the Units could not be sold, transferred or pledged and (ii) the date(s) on which restrictions on all or a portion of the Units awarded would lapse. To the extent declared, cash distributions were paid on all Units awarded under the Unit Plan even during the restricted period.

In conjunction with the Going Private Transaction, all Units under the Unit Plan, including those Units for which the restrictions had not lapsed, were repurchased by PFR and the Unit Plan was eliminated.

The Perkins Family Restaurants, L.P. Executive Long Term Incentive Plan (the "LTI Plan") was established for the benefit of officers and selected key employees of the Company as of January 1, 1998. Annual awards are based on an executive's position within the Company and are earned by participants based on Minimum, Target, and Maximum performance in earnings before interest, taxes, depreciation and amortization ("EBITDA") criteria determined by the Board of Directors of PMC each fiscal year. Long Term Incentive Awards vest separately over 3 year periods at 33.3% per year, except for the initial Long Term Incentive award which vests 50% in year one, 33% in year two and 17% in year three and are payable in cash. Future vesting of Long Term Incentive Awards is dependent upon PFR meeting specific EBITDA goals from year to year. The LTI Plan is designed to retain and reward officers and selected key employees of the Company and to compete with publicly held companies in the retention of top management.

Effective January 1, 1999, PFR established a Deferred Compensation Plan under which officers and key employees of the Company may defer specified percentages of their salaries, annual incentives and long-term compensation payments. PFR also makes matching contributions of the lesser of 3% of eligible compensation or $4,800. Amounts deferred are excluded from the participant's taxable income and are held in trust with a bank, where the funds are invested at the direction of the participant. Investment income on the invested funds is taxable to the Company, and the Company is eligible for a deduction for compensation expense when the funds are distributed to the participants at retirement, cessation of employment with PFR or other specified events.

Effective January 1, 1998, PFR established a Performance Unit Grant plan under which a select group of key employees of the Company may receive awards of Performance Units based on financial performance criteria established by the Board of Directors at the time of grant. The Performance Unit Grant Plan is designed to retain and reward selected key employees of the Company by tying Performance Unit valuation to Company growth valuation criteria. Each award is payable in cash and vests separately over a 3 year period at 33.3% per year. Upon exercise, award values may be transferred to the participants Deferred Compensation Plan account. Unexercised awards expire on the tenth anniversary of grant.

(14) EMPLOYEE BENEFITS:

The Perkins Retirement Savings Plan (the "PFR Plan") as amended and restated effective January 1, 1992, was established for the benefit of all eligible employees, both hourly and salaried, of PFR and of any Participating Company, as defined. At December 31, 1998, Participating Companies were PMC, TRC and TRC Realty. The PFR Plan gives all eligible employees the opportunity to invest from 1% to 15% of their annual compensation subject to legal maximums.

All participating employees at December 31, 1991 remained eligible to participate in the PFR Plan. All other employees of the Company and Participating Companies who have satisfied the participation requirements are eligible for participation in the Plan provided they (i) have attained the age of 21 and (ii) have completed one Year of Service, as defined, during which they have been credited with a minimum of 1,000 Hours of Service.

Participants may elect to defer from 1% to 15% of their annual eligible compensation subject to legal maximums. Participating Companies may make a matching contribution equal to a percentage of the amount deferred by the participant or a specified dollar amount as determined each year by their Boards of Directors. During 1998, 1997 and 1996, PFR and PMC elected to match contributions at a rate of 50% up to the first 6% deferred by each participant. Company matching contributions to the Plan for each of the years 1998, 1997 and 1996 were $720,000, $615,000 and $554,000, respectively.

Participants are always 100% vested in their salary deferral accounts and qualified rollover accounts. Vesting in the employer matching account is based on qualifying Years of Service. A participant vests 60% in the employer matching account after three years, 80% after four years and 100% after five years.

The trust established under the Plan is intended to qualify under the appropriate section of the Internal Revenue Code (the "IRC") as exempt from Federal income taxes. The Plan has received a favorable determination by the Internal Revenue Service with regard to the qualification of the Plan. The favorable determination applies to the original Plan as well as all amendments adopted prior to 1995. The fourth, fifth and sixth amendments to the Plan, adopted during 1995 through 1997, will be submitted for determination at a later date. The Company's management and legal counsel believe that the adoption of the aforementioned amendments to the Plan do not hinder the Plan's ability to operate in compliance with all applicable provisions of the IRC and that a favorable determination will be received.

(15) DISCONTINUED OPERATIONS:

On March 19, 1997 the Company sold its restaurant insurance operations, RIC, for $1,300,000 in cash and a note receivable of $1,000,000. The gain on sale was immaterial.

Summarized results of discontinued operations were as follows (in thousands):

                                               1997         1996
                                              ------       ------

Net revenues                                  $1,186       $4,975

Operating expenses                             1,043        4,197
                                              ------       ------
Income before income taxes                       143          778

Provision for income taxes                        50          272
                                              ------       ------
Net income from discontinued operations       $   93       $  506
                                              ======       ======

(16) ASSET WRITE-DOWN (SFAS No. 121):

During 1998, the Company identified twelve restaurant properties which were not expected to generate undiscounted future cash flows sufficient to cover the carrying value of the underlying assets related to these properties. As required under SFAS No. 121, the carrying amounts of the assets associated with these restaurant properties were written down to their fair market values as estimated based on the Company's experience in disposing of similar under-performing properties and negotiations relating to the disposal of the subject properties. Nine of these properties are held for disposal, of which, seven continue to operate as restaurants. In addition, the Company wrote off intangibles related to future royalty income of a significant franchisee which went bankrupt. These intangibles had been recorded in conjunction with accounting adjustments related to the Going Private Transaction. The resulting non-cash charge for the above items, reduced 1998 pre-tax income by $3,373,000. The components of the charge were as follows (in thousands):

Reduction of the carrying values of operating assets

  to estimated fair market values                                   $2,030

Estimated disposal costs, including commissions                        654

Write-off of intangible asset relating to future royalty income        689
                                                                    ------
                                                                    $3,373
                                                                    ======

The Company's results of operations included losses related to the nine properties held for disposal of $838,000, $559,000 and $442,000 for the years ended December 31, 1998, 1997 and 1996, respectively. As of December 31, 1998, these properties had a remaining net book value of $985,000.

(17) SEGMENT REPORTING:

The Company has three primary operating segments, restaurants, franchise and manufacturing. The restaurant operating segment includes Company-operated restaurants. The franchise operating segment includes revenues and expenses directly allocable to franchised restaurants. The manufacturing segment only includes Foxtail Foods.

Revenues for the restaurant segment result from the sale of menu products at restaurants operated by the Company. Revenues for the franchise segment consist primarily of initial franchise fees and royalty income earned as a result of operation of franchise restaurants. Revenues for the manufacturing segment are generated by the sale of food products to restaurants operated by the Company and franchisees, as well as customers outside the Perkins system. Foxtail's sales to Company-operated restaurants are eliminated for external reporting purposes.

The following presents revenues and other financial information by business segment (in thousands):

1998:

                            Restaurants     Franchise    Manufacturing      Other           Totals
                            -----------     ---------    -------------     --------        --------

  Revenues from

    external customers        $248,302       $ 21,799       $ 27,626       $  1,696        $299,423

  Intersegment revenues             --             --          8,394             --           8,394

  Interest expense, net             --             --             --         16,045          16,045

  Depreciation and

    amortization                12,506            190            795          6,414          19,905

  Segment profit (loss)         27,085         18,955          5,409        (50,340)          1,109

  Segment assets               114,780          9,317         13,459         58,082         195,638

  Expenditures for

    segment assets              23,994             --          1,152             --          25,146


1997:

                            Restaurants     Franchise    Manufacturing      Other           Totals
                            -----------     ---------    -------------     --------        --------

  Revenues from

    external customers        $225,486       $ 19,257       $ 23,888       $  1,530        $270,161

  Intersegment revenues             --             --          8,042             --           8,042

  Interest expense, net             --             --             --          4,963           4,963

  Depreciation and

    amortization                11,616            108            691          3,616          16,031

  Segment profit (loss)         24,569         16,536          4,611        (46,007)           (291)

  Segment assets               110,373         11,041         11,740         74,908         208,062

  Expenditures for

    segment assets              14,372             --            714             16          15,102

1996:

                             Restaurants    Franchise    Manufacturing      Other           Totals
                             -----------    ---------    -------------     --------        --------

  Revenues from

    external customers        $212,788       $ 18,591       $ 21,376       $    580        $253,335

  Intersegment revenues             --             --          7,406             --           7,406

  Interest expense, net             --             --             --          5,269           5,269

  Depreciation and

    amortization                11,385             77            617          3,673          15,752

  Segment profit (loss)         20,603         15,744          4,005        (35,331)          5,021

  Segment assets                98,463            696          9,707         53,983         162,849

  Expenditures for

    segment assets              11,207             --            651              3          11,861

The Company evaluates the performance of its segments based primarily on operating profit before corporate general and administrative expenses, interest expense, depreciation and amortization incurred as a result of the Going Private Transaction, amortization of goodwill, minority interest in net earnings of subsidiary and income taxes.

Although depreciation and amortization related to the Going Private Transaction are not allocated to segment profit, the "push down" accounting adjustments related to assets have been included in the totals for each respective operating segment. Assets not allocated to specific operating segments primarily include cash, corporate accounts receivable and goodwill.

A reconciliation of other segment loss is as follows (in thousands):

                                                          1998            1997            1996
                                                        --------        --------        --------

General and administrative expenses                     $ 25,409        $ 23,631        $ 21,281

Depreciation and amortization expenses                     6,414           3,616           3,673

Interest expense                                          16,045           4,963           5,269

Going Private Transaction                                     --           7,200              --

Asset write-down (SFAS No. 121)                            3,373              --              --

Minority interest in net earnings of subsidiaries                          7,867           6,951

Provision for income taxes                                   160             153           1,693

Other                                                     (1,061)         (1,423)         (3,536)
                                                        --------        --------        --------
                                                        $ 50,340        $ 46,007        $ 35,331
                                                        ========        ========        ========

(18) SUBSEQUENT EVENT:

On February 4, 1999, Denny's (a subsidiary of Advantica Restaurant Group) was the successful bidder in the court-supervised auction sale of 30 restaurants of Perk Development Corporation ("Perk"), PFR's upstate New York franchisee. These restaurants ceased operating as Perkins Family Restaurants on February 28, 1999. For the year ended December 31, 1998, the Company recorded a reserve for debt of the franchisee guaranteed by the Company of $250,000, a write-off of $225,000 for unreserved accounts receivable and a non-cash charge of $689,000 to write-off an intangible asset related to future royalty income from the franchisee. The Company received approximately $1,783,000 in royalties from Perk during 1998. Management expects to replace this revenue stream in future years through the recruiting of new franchisees.

RESPONSIBILITY FOR FINANCIAL STATEMENTS

The Company's management is responsible for the preparation, accuracy and integrity of the financial statements.

These statements have been prepared in accordance with generally accepted accounting principles consistently applied, in all material respects, and reflect estimates and judgments by management where necessary.

The Company maintains a system of internal accounting control which is adequate to provide reasonable assurance that transactions are executed and recorded in accordance with management's authorization and that assets are safeguarded. The Board of Directors reviews the adequacy of the Company's internal accounting controls.

Arthur Andersen LLP, independent public accountants, performs a separate independent audit of the financial statements. This includes an assessment of selected internal accounting controls to determine the nature, timing and extent of audit tests and other procedures they deem necessary to express an opinion on the fairness of the financial statements.

Report of Independent Public Accountants

To The Restaurant Company:

We have audited the accompanying consolidated balance sheets of The Restaurant Company (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Restaurant Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


Arthur Andersen LLP

Memphis, Tennessee,
March 25, 1999.

                    THE RESTAURANT COMPANY AND SUBSIDIARIES
                        QUARTERLY FINANCIAL INFORMATION
                                  (UNAUDITED)
                                 (In Thousands)


                                                                Net
                                              Gross           Income
               1998          Revenues       Profit (a)        (Loss)
           ------------------------------------------------------------
           1st Quarter       $ 67,948       $ 14,984       $   (285)

           2nd Quarter         73,874         17,369            960

           3rd Quarter         78,786         18,542          1,273

           4th Quarter         78,815         18,528           (839)
           ------------------------------------------------------------
                             $299,423       $ 69,423       $  1,109
           ============================================================


                                                                Net
                                             Gross            Income
               1997          Revenues      Profit (a)         (Loss)
           ------------------------------------------------------------
           1st Quarter       $ 61,905       $ 14,033       $    871

           2nd Quarter         66,521         15,672            998

           3rd Quarter         71,760         17,197          1,705

           4th Quarter         69,975         15,461         (3,865)
           ------------------------------------------------------------
                             $270,161       $ 62,363       $   (291)
           ============================================================



(a)   Represents total revenues less cost of sales.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in, or disagreements with, accountants during 1998.



                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

The following individuals are currently serving as directors and executive officers of TRC:

Name                         Age             Position with TRC
----                         ---             -----------------

Donald N. Smith               58             Chairman of the Board and Chief Executive Officer

Basil P. Livanos              45             Director

Richard J. Estlin             55             Vice President, Strategic Coordination

Steven R. McClellan           43             Vice President, Chief Financial Officer

Donald F. Wiseman             52             Secretary


The following individuals are currently serving as directors and executive officers of PMC, the general partner of PFR:

Name                         Age             Position with PMC
----                         ---             -----------------

Donald N. Smith               58             Chairman of the Board, Chief Executive
                                                Officer and President

Lee N. Abrams                 64             Director

Steven L. Ezzes               52             Director

Basil P. Livanos              45             Director

D. Michael Meeks              56             Director

James F. Barrasso             48             Executive Vice President, Foodservice Development

Michael D. Kelly              52             Executive Vice President, Marketing

Steven R. McClellan           43             Executive Vice President, Chief Financial Officer

Jack W. Willingham            53             Executive Vice President, Restaurant Development

William S. Forgione           45             Vice President, Human Resources

Clyde J. Harrington           40             Vice President, Operations Administration

Patrick W. Ortt               52             Vice President, Operations - Eastern Division

Steven J. Pahl                43             Vice President, Operations - Western Division

Anthony C. Seta               51             Vice President, Research and Development

Robert J. Winters             47             Vice President, Franchise Development

Donald F. Wiseman             52             Vice President, General Counsel and Secretary




Donald N. Smith

Donald N. Smith has been the Chairman of the Board and Chief Executive Officer of PMC, PRI and TRC since 1986. Mr. Smith also has been the Chairman of the Board and Chief Executive Officer of FICC since 1988. Prior to joining TRC, Mr. Smith was President and Chief Executive Officer of Diversifoods, Inc. from 1983 to October 1985. From 1980 to 1983, Mr. Smith was a Senior Vice President of PepsiCo, Inc. and was President of its Food Service Division. Mr. Smith was responsible for the operations of Pizza Hut Inc. and Taco Bell Corp., as well as North American Van Lines, Lee Way Motor Freight, Inc., PepsiCo Foods International and La Petite Boulangerie. Prior to 1980, Mr. Smith was President and Chief Executive Officer of Burger King Corporation and Senior Executive Vice President and Chief Operations Officer for McDonald's Corporation.

Lee N. Abrams

Lee N. Abrams was elected a Director of PMC in September 1986 and appointed Chairman of the Audit Committee for PMC in October 1986. He is a senior partner in the Chicago, Illinois law firm of Mayer, Brown & Platt. He has been associated with that firm since his graduation from the University of Michigan Law School in 1957. He specializes in franchise and antitrust law. He is also a Certified Public Accountant.

Steven L. Ezzes

Steven L. Ezzes was elected a Director of PMC, PRI, TRC and FICC in February 1996. Mr. Ezzes resigned as a Director of TRC in October 1998. Since June 1998, Mr. Ezzes has been a Managing Director of S.G. Cowen Securities Corporation, a subsidiary of Societe Generale Securities Corp. From October 1996 to June 1998, Mr. Ezzes was a Managing Director of Scotia Capital Markets (U.S.A.), Inc. and from January 1995 to October 1996, Mr. Ezzes was a private investor. For more than a year prior, Mr. Ezzes was a Managing Director of Lehman Brothers, Inc. Mr. Ezzes is a director of OZEMail, a company that provides internet telephony in Australia and New Zealand.

Basil P. Livanos

Basil P. Livanos was elected Director of PMC and TRC in October 1998. Mr. Livanos has served as Senior Vice President of Albion Alliance, L.L.C. since August 1996 and as Vice President of Alliance Capital since July 1993. Mr. Livanos has also served as an Investment Officer of The Equitable Life Assurance Society of the United States since August 1980.

D. Michael Meeks

D. Michael Meeks was elected a Director of PMC and became a member of the Audit Committee for PMC in August 1996. Mr. Meeks has been a private investor for more than the past five years.

James F. Barrasso

James F. Barrasso was elected Executive Vice President, Foodservice Development of PMC in February 1999. From January 1994 to February 1999, he was Vice President Foodservice Development of PMC.

Michael D. Kelly

Michael D. Kelly has served as Executive Vice President, Marketing of PMC since March 1993.

Steven R. McClellan

Steven R. McClellan has served as Executive Vice President and Chief Financial Officer of PMC since September 1996. Mr. McClellan has also served as Vice President and Chief Financial Officer of TRC and PRI since May 1998. From June 1994 to September 1996, Mr. McClellan was Executive Vice President and General Banking Group Head of First Union National Bank of South Carolina, a subsidiary of First Union Corporation. For more than a year prior, he was a Senior Vice President of NationsBank.

Jack W. Willingham

Jack W. Willingham was elected Executive Vice President, Restaurant Development of PMC in April 1994. For more than a year prior, Mr. Willingham served as Vice President, Corporate Development of PMC.

Richard J. Estlin

Richard J. Estlin has been Vice President, Strategic Coordination of TRC since September 1997. Mr. Estlin retired as Vice President, Chief Financial Officer of The UNO-VEN Company in May 1997, a position he held for more than five years prior.

William S. Forgione

William S. Forgione was elected Vice President, Human Resources of PMC effective August 1997. From July 1994 to August 1997, Mr. Forgione was Vice President, Human Resources of College Affiliated Medical Practice Group and for more than a year prior, he was Worldwide Program Manager for Digital Equipment Corporation.

Clyde J. Harrington

Clyde J. Harrington was elected Vice President, Operations Administration of PMC in September 1996. From August 1995 to September 1996, he was Director, Systems Operations of the Company and from March 1995 to August 1995, he served as Director in Training for the Company. For more than two years prior, Mr. Harrington served as Director, Operations, for the Restaurant Division of PepsiCo., Inc.

Patrick W. Ortt

Patrick W. Ortt was elected Vice President, Operations - Eastern Division of PMC in September 1996. From March 1993 to September 1996, Mr. Ortt served as Director, Systems Operations of the Company.


Steven J. Pahl

Steven J. Pahl was elected Vice President, Operations - Western Division of PMC in September 1996. From November 1988 to September 1996, Mr. Pahl served as Director, System Operations of the Company.

Anthony C. Seta

Anthony C. Seta was elected Vice President, Research and Development of PMC in April 1994. From August 1992 to April 1994, he served as Vice President, Food and Beverage for Blackeyed Pea Restaurants, Inc.

Robert J. Winters

Robert J. Winters was elected Vice President, Franchise Development of PMC in October 1996. From March 1993 to October 1996, he served as Senior Director, Franchise Development of the Company.

Donald F. Wiseman

Donald F. Wiseman has been Vice President, General Counsel and Secretary of PMC since December 1991 and the Secretary of TRC and PRI since September 1997.

Item 11.  Executive Compensation.

The following table summarizes all compensation paid or accrued for services rendered to the Company in all capacities during each of the three years in the period ended December 31, 1998 with respect to the Chief Executive Officer and the four most highly compensated executive officers whose total annual salary and bonus exceeded $100,000.

                                                                                  Long-Term
                                                                                  ---------
                                      Annual Compensation                        Compensation
                            --------------------------------------               ------------
                                                                                  Restricted  All Other
                                                                                     Units      Compen-
Principal Position          Year    Salary       Bonus       Other                 Awards(4)    sation
-------------------------------------------------------------------------------------------------------
Donald N. Smith             1998   $274,661    $200,000    $ 3,150 (2)                  --       --
 Chairman & Chief           1997    267,126     160,000      3,150 (2)                  --       --
 Executive Officer          1996    256,852     119,900     10,304 (1)(2)               --    $  550 (5)

Steven R. McClellan         1998   $186,892    $103,425    $ 9,000 (2)                  --    $5,000 (6)
 Exec. Vice President &     1997    207,001      83,875     10,055 (2)(3)               --     4,750 (6)
 Chief Financial Officer    1996     42,500      39,650     30,715 (1)(2)(3)      $120,000       298 (5)

Michael D. Kelly            1998   $191,246    $ 94,000    $ 9,000 (2)                  --    $5,000 (6)
 Exec. Vice President,      1997    181,836      78,000      9,000 (2)                  --     4,750 (6)
 Marketing                  1996    176,287      60,000     12,726 (1)(2)               --     4,808 (5)(6)

Jack W. Willingham          1998   $179,141    $ 79,500    $ 9,000 (2)                  --    $3,708 (6)
 Exec. Vice President,      1997    172,481      59,250      9,000 (2)                  --     4,750 (6)
 Restaurant Development     1996    161,582      56,500     15,135 (1)(2)               --     7,630 (5)(6)

Donald F. Wiseman           1998   $166,535    $ 71,600    $ 9,000 (2)                  --    $4,983 (6)
 Vice President, General    1997    156,199      74,200      9,000 (2)                  --     4,750 (6)
 Counsel and Secretary      1996    143,654      43,500     14,366 (1)(2)               --     7,630 (5)(6)



--------------------------------
(1) Includes premiums paid for medical and disability insurance during 1996 for the named executive officers in the following amounts: Mr. Smith - $7,364; Mr. McClellan - $767; Mr. Kelly - $5,076; Mr. Willingham - $7,485; and Mr. Wiseman - $6,716.

(2) Includes auto allowance paid to the named executive officers during 1998 and 1997 in the following amounts: Mr. Smith - $3,150; Mr. McClellan - $9,000; Mr. Kelly - $9,000; Mr. Willingham - $9,000; and Mr. Wiseman - $9,000. During 1996, Mr. Smith received an auto allowance of $2,940; Mr. McClellan - $2,550; Mr. Kelly - $7,650; Mr. Willingham - $7,650; and Mr. Wiseman - $7,650.

(3) Includes relocation expenses in the amount of $1,055 and $27,398 for 1997 and 1996, respectively for Mr. McClellan.

(4) The restricted period applicable to each award of Units under Perkins Family Restaurants, L.P. Restricted Limited Partnership Unit Plan (the "Plan") was established by the Plan Committee (the "Committee") and could not exceed ten
(10) years. The Plan was eliminated during 1997 and all restricted Units were repurchased by the Company in conjunction with the Company's Going Private Transaction. Therefore, as of December 31, 1998 no restricted Units were outstanding. Cash payments related to repurchased restricted Units during December 1997 were: Mr. McClellan - $131,810; Mr. Kelly - $126,448; Mr. Willingham - $101,248; and Mr. Wiseman - $87,136.

(5) Includes premiums paid for group term life insurance. Premiums paid during 1996 for the named executive officers were: Mr. Smith - $550; Mr. McClellan - $298; Mr. Kelly - $58; Mr. Willingham - $2,880; and Mr. Wiseman - $2,880.

(6) Includes Perkins' discretionary matching contributions allocated to the named executive officers for the period January 1, 1998 through December 31, 1998 under Perkins Retirement Savings Plan as follows: Mr. McClellan - $5,000; Mr. Kelly - $5,000; Mr. Willingham - $3,708; and Mr. Wiseman - $4,983. For the period January 1, 1997 through December 31, 1997 the contributions were as follows: Mr. McClellan - $4,600; Mr. Kelly - $4,750; Mr. Willingham - $4,750; and Mr. Wiseman - $4,750. For the period January 1, 1996 through December 31, 1996 the contributions were as follows: Mr. Kelly - $4,750; Mr. Willingham - $4,750; and Mr. Wiseman - $4,750.


Compensation of Directors.

Lee N. Abrams, D. Michael Meeks and Steven L. Ezzes are paid $5,000 for each Board Meeting of PMC they attend. Messrs. Abrams and Meeks were paid for four meetings of the board in 1998. Mr. Ezzes was paid for two meetings of the board in 1998.

No Compensation is paid to Directors of TRC or PRI.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) Security ownership of certain beneficial owners.

None.

(b) Security ownership of management.

The following table sets forth the number of shares beneficially owned either directly or indirectly on March 23, 1999 by all directors and the executive officers named in the Executive Compensation Table above, including all directors and officers as a group:


                                                                          Amount and
                                                                          Nature of
                                                                          Beneficial          Percent
Title of Class                       Name of Beneficial Owner             Ownership          of Class
--------------                       ------------------------            -----------         --------

Common Stock                         Donald N. Smith                            5,820         50.0%

"                                    All Directors and Officers
                                     of Registrant as a group                   5,820         50.0%

Item 13.  Certain Relationships and Related Transactions.

(a)  Transactions with Management and Others.

During 1998 and 1997, FICC purchased layer cakes and muffin and pancake mixes from the Company for which the Company was paid approximately $945,000 and $975,000, respectively. The Company believes that the prices paid to the Company for these products were no less favorable than the prices that would have been paid for the same products by a non-affiliated party in an arm's length transaction.

In 1997, the Company provided FICC with certain management services for which the Company was reimbursed $824,000. These services were not provided in 1998.

The Company has subleased certain land, building and equipment to FICC. During 1998 and 1997, the Company received approximately $328,000 and $322,000, respectively, related to those subleases. The Company believes that the terms of these subleases are no less favorable to the Company than could be obtained if the transaction was entered into with an unaffiliated third party.

TRC Realty Co., a wholly-owned subsidiary of TRC, entered into a ten year operating lease commencing April 14, 1994 for an aircraft, used by PMC and FICC. Pursuant to an agreement ending April 14, 2004, PMC and FICC each are obligated to reimburse monthly an amount equal to 50% of the fixed costs of the aircraft (consisting primarily of lease payments, pilot salaries, insurance and hangar rental) plus their proportionate share of variable expenses (such as fuel and maintenance) based on actual monthly usage of the aircraft. The total expense reimbursed by FICC for the year ended December 31, 1998 was approximately $617,000. TRC Realty Co. has entered into a commitment to purchase a replacement aircraft for delivery between April 1, 1999 and September 30, 1999. TRC Realty Co. expects to arrange lease financing for such purchase.

(b)  Certain Business Relationships.

Lee N. Abrams, a director of PMC and chairman of the Audit Committee of PMC, is a senior partner in the Mayer, Brown & Platt law firm. Mayer, Brown & Platt represented the Company and its affiliates in several matters during 1997 and 1998, including the Going Private Transaction and the Reorganization.

(c) Indebtedness of Management.

The Company has a revolving loan agreement with Donald N. Smith, Chairman of the Board and Chief Executive Officer of the Company. The agreement provides for a maximum loan from the Company to Mr. Smith of $1,500,000, with interest at the prime rate. Accrued interest is payable on the last day of each calendar year, and the principal and accrued but unpaid interest are payable on December 31, 2001. As of December 31, 1998, there was $1,105,000 outstanding under this agreement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)       1. Financial Statements (including related Notes to Financial
             Statements) filed as part of this report are listed below:

          Report of Independent Public Accountants.
          Consolidated Statements of Operations for Each of the Three Years
            Ended December 31, 1998.
          Consolidated Balance Sheets at December 31, 1998 and 1997. Consolidated Statements of Stockholders' Investment for Each of the
            Three Years Ended December 31, 1998.
          Consolidated Statements of Cash Flows for Each of the Three Years
            Ended December 31, 1998.

         2. The following Financial Statement Schedules for the years ended December 31, 1998, 1997 and 1996 are included:

         No.
                 Report of Independent Public Accountants on Schedule.
         II.     Valuation and Qualifying Accounts.

Schedules I, III, IV and V are not applicable and have therefore been omitted.

         3.  Exhibits (footnotes appear on page 54):

        Exhibit No.
        -----------
              1      Purchase Agreement dated as of May 13, 1998 among the
                     Issuer and the Initial Purchasers named therein (*)

              3.1    Certificate of Incorporation of The Restaurant Company(*)

              3.2    By-Laws of The Restaurant Company(*)

              4.1    Indenture dated as of May 18, 1998 among the Issuer and the Trustee named therein.(*)

              4.2    Form of 11 1/4% Series B Senior Discount Notes due 2008 (included in
                     Exhibit 4.1)

             10.1    Guaranty by Perkins Family Restaurants, L.P. and Perkins Family
                     Restaurants Operating Company, L.P. in favor of BancBoston Leasing,
                     Inc. dated as of May 1, 1994(*)

             10.2    Guaranty dated July 5, 1995 among Perkins Restaurants Operating
                     Company, L.P. and BancBoston Leasing, Inc(*)

             10.3    Revolving Credit Agreement, by and among Perkins Family
                     Restaurants, L.P., The Restaurant Company, Perkins Restaurants, Inc.,
                     Perkins Finance Corp., BankBoston, N.A. and other financial institutions and BankBoston N.A., as Agent and Administrative Agent with
                     NationsBank, N.A. as Syndication Agent and BancBoston Securities,
                     Inc. as Arranger dated as of December 22, 1997(*)

            10.4 Registration Rights Agreement dated as of May 18, 1998 among the Issuer and the Initial Purchasers named therein(*)

            10.5     10 1/8% Senior Notes Indenture dated as of December 22, 1997 among
                     Perkins Family Restaurants, L.P., Perkins Finance Corp. and the
                     Trustee named therein(*)

            10.6     Form of 10 1/8% Senior Notes due 2007 (included in Exhibit 10.5)

            10.7 (a) Lease Agreement between TRC Realty Co. and General Electric Capital
                     Corporation dated as of April 4, 1994 for an airplane and related guaranty(*)

            10.7 (b) Assignment, Assumption and Release Agreement dated
                     February 17, 1999 between Texaco, Inc. and TRC Realty
                     Co. and related Airplane Purchase Agreement with Amendments dated February 17, 1999.

            10.8     Reimbursement Agreement between TRC Realty Co. and Friendly
                     Ice Cream Corporation for use of a leased plane(*)

            10.9 Revolving Loan Note made by Donald N. Smith payable to the order of The Restaurant Company dated July 20, 1998, providing for a loan of up to $1,500,000(*)

            21       Subsidiaries of the Registrant(*)

            24       Power of Attorney (Included on Page II-12)

            25       Statement of Eligibility of Trustee(*)

            27       Financial Data Schedule (for SEC use only)

            99.1 Stockholders Agreement, dated as of November 21, 1985, among The Restaurant Company, Holiday Inns, Inc., Bass
                     Investment Limited Partnership Donald N. Smith, et al.(*)

----------------------

(*)  Previously filed.

(b) Report on Form 8-K dated October 2, 1998 disclosing the resignation of Richard K. Arras, President and Chief Operating Officer of Perkins Management Company, Inc.

Trademark Notice

The following trademarks are used in this report to identify products and services of Perkins Family Restaurants, L.P.: Perkins, Perkins Family Restaurant, Perkins Family Restaurant and Bakery, Perkins Express and Bakery and Perkins Bakery.

                           [Intentionally Left Blank]

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 31st day of March, 1999.

                                      THE RESTAURANT COMPANY

                                      By:/s/ Donald N. Smith
                                      ----------------------------
                                      Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on this 31st day of March, 1999.

Signature                                Title
---------                                -----
/s/ Donald N. Smith              Chairman of the Board, Chief Executive Officer
----------------------------
Donald N. Smith

/s/ Basil P. Livanos             Director
----------------------------
Basil P. Livanos

/s/ Steven R. McClellan          Vice President and Chief Financial Officer
----------------------------     (Principal Financial and Accounting Officer)
Steven R. McClellan

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To The Restaurant Company:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of The Restaurant Company and subsidiaries included in this Form 10-K, and have issued our report thereon dated March 25, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14.(a)2. is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                          Arthur Andersen LLP

Memphis, Tennessee,
March 25, 1999.

                                                                     SCHEDULE II

                             THE RESTAURANT COMPANY
                        VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)


-----------------------------------------------------------------------------------------------------------------------------------
                             Column A              Column B               Column C             Column D            Column E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                           Additions
                                                                           ---------
                                                   Balance at         Charged      Charged      Deductions           Balance
                                                  Beginning of       to Costs &    to Other        from             at Close
                           Description               Period          Expenses      Accounts      Reserves           of Period
-----------------------------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED DECEMBER 31, 1998

 Allowance for Doubtful Accounts                   $      852        $    672      $    --       $  (868)(a)        $      656
                                                   ==========        ========      =======       =======            ==========

Reserve for Disposition of Assets                  $       --        $    654      $    --       $    --            $      654
                                                   ==========        ========      =======       =======            ==========


FISCAL YEAR ENDED DECEMBER 31, 1997

 Allowance for Doubtful Accounts                   $      440        $    727      $    --       $  (315)(a)        $      852
                                                   ==========        ========      =======       =======            ==========


FISCAL YEAR ENDED DECEMBER 31, 1996

 Allowance for Doubtful Accounts                   $      495        $    299      $    --       $  (354)(a)        $      440
                                                   ==========        ========      =======       =======            ==========

 Reserve for Disposition of Assets                 $    1,061        $     --      $    --       $(1,061)(b)        $       --
                                                   ==========        ========      =======       =======            ==========

(a) Represents uncollectible accounts written off, net of recoveries, and net costs associated with direct financing sublease receivables for which a reserve was established.

(b)  Represents disposal of assets included in the reserve.