Form 10-Q
period 1999-03-31
RESTAURANT CO
filed 1999-05-17
CIK 1047040

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1999
                              -----------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              -----------------  ------------------

Commission file number   333-57925
                         ---------

                             The Restaurant Company
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Delaware                                      62-1254388
--------------------------------------------------------------------------------
      (STATE OR OTHER                                (I.R.S. EMPLOYER
JURISDICTION OF INCORPORATION                        IDENTIFICATION NO.)
      OR ORGANIZATION)


1 Pierce Place, Suite 100 East, Itasca, Illinois                    60341
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


                                                            Three Months Ended
                                                                 March 31
                                                          -----------------------
                                                            1999           1998
                                                          --------       --------
REVENUES:
   Food sales                                             $ 68,364       $ 62,774
   Franchise revenues and other                              5,125          5,174
                                                          --------       --------
Total Revenues                                              73,489         67,948
                                                          --------       --------

COSTS AND EXPENSES:
Cost of sales:
   Food cost                                                19,339         18,136
   Labor and benefits                                       24,251         21,628
   Operating expenses                                       13,885         13,077
General and administrative                                   7,449          6,745
Depreciation and amortization                                5,062          4,739
Interest, net                                                4,283          3,625
Loss on/Provision for disposition of assets, net                --            400
Asset writedown (SFAS No. 121)                                  --            500
Other, net                                                    (503)          (334)
                                                          --------       --------
Total Costs and Expenses                                    73,766         68,516
                                                          --------       --------
Loss from operations before income taxes and
 cumulative effect of change in accounting principle          (277)          (568)
Benefit from income taxes                                      106            283
                                                          --------       --------
Loss from operations before cumulative effect
 of change in accounting principle                            (171)          (285)
Cumulative effect of change in accounting
 principle, net of income tax benefit of $188                 (340)            --
                                                          --------       --------
NET LOSS                                                  $   (511)      $   (285)
                                                          ========       ========

 The accompanying notes are an integral part of these consolidated statements.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                         March 31,
                                                           1999          December 31,
                                                        (Unaudited)          1998
                                                        -----------      ------------
                       ASSETS
CURRENT ASSETS:
Cash and cash equivalents                               $     3,582      $     3,150
Receivables, less allowance for
  doubtful accounts of $644 and $495                          6,905            7,178
Inventories, at the lower of first-
  in, first-out cost or market                                4,827            5,375
Prepaid expenses and other current assets                     1,782            1,999
Deferred income taxes                                           209              209
                                                        -----------      -----------
              Total current assets                           17,305           17,911
                                                        -----------      -----------

PROPERTY AND EQUIPMENT, at cost, net of
   accumulated depreciation and amortization                130,095          131,283

INTANGIBLE AND OTHER ASSETS, net of
   accumulated amortization of $30,752 and $30,147           47,781           46,444
                                                        -----------      -----------
                                                        $   195,181      $   195,638
                                                        ===========      ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                    THE RESTAURANT COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)


                                                            March 31,
                                                              1999        December 31,
                                                          (Unaudited)       1998
                                                          ------------   ------------
     LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
 Current maturities of capital lease obligations          $      1,201   $      1,229
 Accounts payable                                               11,309         11,568
 Accrued expenses                                               22,069         23,228
                                                          ------------   ------------
              Total current liabilities                         34,579         36,025
                                                          ------------   ------------

CAPITAL LEASE OBLIGATIONS, less
 current maturities                                              4,912          5,767

LONG-TERM DEBT                                                 154,894        153,334

DEFERRED INCOME TAXES AND OTHER                                  5,411          4,616

STOCKHOLDERS' INVESTMENT:
 Common stock $.01 par value, 100,000 shares authorized,
  11,640 issued and outstanding                                      1              1
 Additional paid-in capital                                        969            969
 Accumulated deficit                                            (5,585)        (5,074)
                                                          ------------   ------------
              Total stockholders' deficit                       (4,615)        (4,104)
                                                          ------------   ------------
                                                          $    195,181   $    195,638
                                                          ============   ============

The accompanying notes are an integral part of these consolidated balance sheets.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                  Three Months Ended
                                                                       March 31
                                                               -----------------------
                                                                 1999           1998
                                                               --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $   (511)      $   (285)
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                 5,062          4,739
    Change in accounting principle                                  340             --
    Loss on/Provision for disposition of assets, net                 --            400
    Asset writedown (SFAS No. 121)                                   --            500
    Other non cash income and expense items                         179           (417)
    Net changes in other operating assets and liabilities        (2,168)         1,910
                                                               --------       --------
      Total adjustments                                           3,413          7,132
                                                               --------       --------
Net cash provided by operating activities                         2,902          6,847
                                                               --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment                             (3,238)        (3,989)
Proceeds from sale of property and equipment                         --             12
Payments on notes receivable                                         76             41
Investment in/Advances to joint venture                              --           (110)
                                                               --------       --------
Net cash used in investing activities                            (3,162)        (4,046)
                                                               --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt                                     10,750         11,500
Payments on long-term debt                                       (9,750)        (8,500)
Principal payments under capital lease obligations                 (296)          (343)
Repurchase of common stock                                           --           (282)
Purchase of minority interest                                       (12)       (15,787)
Deferred financing costs                                             --           (536)
                                                               --------       --------
Net cash provided by (used in) financing activities                 692        (13,948)
                                                               --------       --------
Net increase (decrease) in cash and cash equivalents                432        (11,147)
                                                               --------       --------
CASH AND CASH EQUIVALENTS:
Balance, beginning of period                                      3,150         16,027
                                                               --------       --------
Balance, end of period                                         $  3,582       $  4,880
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

Basis of Presentation

The accompanying unaudited consolidated financial statements of TRC have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of the operating results. Results of operations for the interim periods are not necessarily indicative of a full year of operations. The notes to the financial statements contained in the 1998 Annual Report on Form 10-K should be read in conjunction with these statements.

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

The Reorganization

On May 18, 1998, TRC redeemed 100% of Harrah's Entertainment, Inc. ("Harrah's") interest in the Company ("the Reorganization"). As a result of the Reorganization, TRC's common stock is owned 50.0% by Donald N. Smith, the Company's Chairman and Chief Executive Officer, 42.3% by The Equitable Life Assurance Society of the United States and 7.7% by others.

Loss of a Significant Franchisee

On February 4, 1999, Denny's (a subsidiary of Advantica Restaurant Group) was the prevailing bidder in the court-supervised auction sale of 30 restaurants of Perk Development Corporation ("Perk"), the Company's upstate New York franchisee. These restaurants ceased operating as Perkins Family Restaurants on February 28, 1999. The Company received approximately $1,783,000 in royalties from Perk during 1998. Management expects to replace this revenue stream in future years through the recruiting of new franchisees.

Contingencies

The Company is a party to various legal proceedings in the ordinary course of business. Management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

In the past, PFR has sponsored financing programs offered by certain lending institutions to assist its franchisees in procuring funds for the construction of new franchised restaurants and to purchase and install in-store bakeries. PFR provides a limited guaranty of the funds borrowed. At March 31, 1999, there were approximately $2,920,000 in borrowings outstanding under these programs. PFR has guaranteed $847,000 of these borrowings. No additional borrowings are available under these programs. Additionally, PFR has entered into a separate two year limited guaranty, which expires on February 26, 2000, of $1,200,000 in borrowings of a franchisee which were used to construct a new franchise restaurant. As of March 31, 1999, the outstanding balance on the loan was $1,200,000.

Additionally, as of March 31, 1999, the Company had guaranteed $207,000 of borrowings for Perk which had been used to install in-store bakeries. This liability was fully reserved in December 1998.

TRC is a holding company which has no significant assets other than its direct and indirect equity interest in its subsidiaries. Accordingly, TRC must rely entirely upon distributions from its subsidiaries to generate the funds necessary to meet its obligations. The ability of PFR to distribute funds to TRC is restricted by PFR's Senior Notes Indenture and revolving credit agreement.

Supplemental Cash Flow Information

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the three months ended March 31, consisted of the following (in thousands):

                                Three Months Ended
                                     March 31,
                               ---------------------
                                1999          1998
                               -------       -------
(Increase) Decrease in:
   Receivables                 $    95       $   734
   Inventories                     548            84
   Prepaid expenses and
     other current assets         (311)         (528)
   Other assets                   (675)         (473)

Increase (Decrease) in:
   Accounts payable               (262)          401
   Accrued expenses             (1,053)        1,185
   Other liabilities              (510)          507
                               -------       -------

                               $(2,168)      $ 1,910
                               =======       =======


Other supplemental cash flow information was as follows (in thousands):


                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                      1999      1998
                                                    --------  --------
Cash paid for interest                              $    279  $    210
Income taxes paid                                        196        71
Income tax refunds received                               65       690

Segment Reporting

The following presents revenues and other financial information by business segment for the periods ended March 31 (in thousands):

1999:
                              Restaurant        Franchise        Manufacturing      Other       Totals
                            --------------    --------------    ---------------  ------------  ---------
Revenues from
    external customers      $       62,324    $        4,985    $         5,877   $      303    $ 73,489
Intersegment revenues                    -                 -              2,053            -       2,053
Segment profit (loss)                6,236             4,273              1,003      (12,023)       (511)


1998:
                              Restaurant        Franchise        Manufacturing      Other       Totals
                            --------------    --------------    ---------------  -----------   ---------
Revenues from
   external customers       $       57,369    $        4,994    $         5,102   $       483   $ 67,948
Intersegment revenues                    -                 -              1,846             -      1,846
Segment profit (loss)                5,570             4,311              1,051       (11,217)      (285)


A reconciliation of other segment loss is as follows (in thousands):

                                                                    1999                      1998
                                                               --------------            --------------
General and administrative expenses                            $        6,655            $        5,928
Depreciation and amortization expenses                                  1,478                     1,545
Interest expense                                                        4,283                     3,625
Change in accounting principle                                            340                         -
Provision for disposition of assets                                         -                       400
Asset write-down (SFAS No. 121)                                             -                       500
Other                                                                    (733)                     (781)
                                                               --------------            --------------
                                                               $       12,023            $       11,217
                                                               ==============            ==============

Preopening Expenses

In April 1998, The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which the Company adopted in 1999. SOP 98-5 requires the costs of start-up activities to be expensed as incurred. Upon adoption of SOP 98-5, the Company recorded a cumulative effect of a change in accounting principle of $340,000 net of income taxes of $188,000. Prior to 1999, the Company capitalized new store opening costs and expensed these costs over the 12 months following the opening of the restaurant.

Deferred Compensation

Effective January 1, 1999, the Company established a Deferred Compensation Plan under which officers and key employees of the Company may defer specified percentages of their salaries, annual incentives and long-term compensation payments. The Company also makes matching contributions of the lesser of 3% of eligible compensation or $4,800. Amounts deferred are excluded from the participant's taxable income and are held in trust with a bank, where the funds are invested at the direction of the participant. The total amount held in trust as of March 31, 1999 was $1,138,000 and is included in other assets and other liabilities in the accompanying balance sheets of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FIRST QUARTER ENDED MARCH 31, 1998


RESULTS OF OPERATIONS

Overview:

The Company through its primary subsidiary, PFR, is a leading operator and franchisor of full-service mid-scale restaurants located in 35 states and 5 Canadian provinces. As of March 31, 1999, the Company owned and operated 140 full-service restaurants and franchised 326 full-service restaurants. The Company also manufactures and distributes bakery products which are sold to Company-operated restaurants, franchisees, third-party bakers and food distributors. The business of Perkins was founded in 1958, and since then Perkins has continued to adapt its menus, product offerings, building designs and decor to meet changing consumer preferences. Perkins is a highly recognized brand in the geographic areas it serves.

The Company's revenues are derived primarily from the operation of full-service restaurants, the sale of bakery products produced by its manufacturing division, Foxtail Foods ("Foxtail"), and franchise fees. Foxtail offers cookie dough, muffin batters, pancake mixes, pies and other food products to Company-operated and franchised restaurants through food service distributors in order to ensure consistency and availability of Perkins' proprietary products to each unit in the system. Additionally, Foxtail manufactures certain proprietary and non-proprietary products for sale to non-Perkins operations. Sales to Company-operated restaurants are eliminated in the accompanying statements of operations. In the three months ended March 31, 1999, revenues from Company-operated restaurants, Foxtail and franchise fees accounted for 85.0%, 8.0% and 6.8% of total revenues, respectively.

TRC leases an executive aircraft through TRC Realty Co. The aircraft is operated for the benefit of, and all operating costs are reimbursed by, PFR and Friendly Ice Cream Corporation.

A summary of the Company's results for the first quarter ended March 31 are presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenues. Certain prior year amounts have been reclassified to conform to current year presentation.

                                                           Three Months Ended
                                                                March 31
                                                          --------------------
                                                             1999       1998
                                                          --------------------
Revenues:
   Food sales                                                 93.0%       92.4%
   Franchise revenues                                          7.0         7.6
                                                          --------    --------
Total Revenues                                               100.0       100.0
                                                          --------    --------

Costs and Expenses:
 Cost of sales:
      Food cost                                               26.3        26.7
      Labor and benefits                                      33.0        31.9
      Operating expenses                                      18.9        19.2
 General and administrative                                   10.1         9.9
 Depreciation and amortization                                 6.9         7.0
 Interest, net                                                 5.8         5.3
 Loss on/Provision for disposition of assets, net               --         0.6
 Asset writedown (SFAS No. 121)                                 --         0.7
 Other, net                                                   (0.7)       (0.5)
                                                          --------    --------
Total Costs and Expenses                                     100.3       100.8
                                                          --------    --------
Loss from operations before income taxes and
 cumulative effect of change in accounting principle          (0.3)       (0.8)
Benefit from income taxes                                      0.1         0.4
                                                          --------    --------
Loss from operations before cumulative effect
 of change in accounting principle                            (0.2)       (0.4)
Cumulative effect of change in accounting
 principle, net of income taxes                               (0.5)         --
                                                          --------    --------
Net Loss                                                      (0.7)%      (0.4)%
                                                          ========    ========


Net loss for the first quarter of 1999 was $511,000 versus net loss of $285,000 for the same period in 1998.

Revenues:

Total revenues for the first quarter of 1999 increased 8.2% over the same period last year due primarily to higher comparable restaurant sales, sales from seven stores which were not open for the full first quarter of 1998 and increased Foxtail sales.

Same store comparable sales increased approximately 4.8% due primarily to selective menu price increases in 1998 and guest trends toward higher-priced entrees partially offset by a 1.6% decrease in comparable guest visits. The shift in customer preference to higher-priced entrees can be attributed to the Company's development and promotion of higher-priced menu items. These increases were partially offset by the closing of two Company-operated restaurants during 1998. Favorable weather in 1998 led to increased comparable guest visits of 5.8% over the corresponding period in 1997 and contributed to the decrease in comparable guest visits in the current year.

Revenues from Foxtail increased approximately 15.2% over the three months ended March 31, 1998, and constituted approximately 8.0% of the Company's revenues. The increase in sales is primarily due to additional sales to customers outside the Perkins system. The company has focused on developing sales outside the Perkins system in order to maximize plant utilization.

Franchise revenues, which consist primarily of franchise royalties and sales fees, decreased 0.2% versus the first quarter of 1998. Four franchised restaurants opened in 1999 compared to ten openings in 1998 which resulted in decreased franchise sales fees. Franchise royalty income increased in 1999 due to the opening of forty new franchised restaurants since January 1, 1998 offset by the closing of 16 restaurants in 1998 and 34 restaurants in 1999 including 31 Perk restaurants which closed February 28, 1999.

Costs and Expenses:

Food cost:
In terms of total revenues, food cost for the three months ended March 31, 1999, decreased 0.4 percentage points over the same period in 1998. Food costs decreased during the current year due primarily to selective menu price increases and decreased commodity costs on pork and poultry. The decrease in restaurant food cost percentage was partially offset by higher ingredient costs percentages at Foxtail.

Labor and benefits:
Labor and benefits expense, as a percentage of total revenues, increased 1.1 percentage points for the three months ended March 31, 1999. Expected increases in employee benefit costs were the primary components of the increase.

The wage rates of the Company's hourly employees are impacted by Federal and state minimum wage laws. Certain states do not allow tip credits for servers which results in higher payroll costs as well as greater exposure to increases in minimum wage rates. In the past, the Company has been able to offset increases in labor costs through selective menu price increases and improvements in labor productivity. The Company anticipates that it can offset future increases in the Federal minimum wage rate through selective menu price increases. However, there is no assurance that future increases can be mitigated through raising menu prices.

Operating expenses:
Operating expenses, expressed as a percentage of total revenues for the period decreased 0.3 percentage points. This decrease is primarily due to the elimination of certain outside service expenses, reduced preopening amortization costs, the impact of increased comparable sales and lower franchise opening costs due to a decrease in new franchise store openings. These increases were partially offset by increased Foxtail distribution costs.

General and administrative:
General and administrative expenses increased 0.2 percentage points. This increase is primarily due to higher incentive compensation costs and administrative support related to both the growth at Foxtail and anticipated growth in the number of Company-operated and franchised restaurants expected to open in 1999.

Depreciation and amortization:
Depreciation and amortization expense increased approximately 6.8% over the same period last year due primarily to the addition of new Company-operated restaurants and the Company's continuing refurbishment program to upgrade and maintain existing restaurants.

Interest, net:
Interest expense increased 18.2% over the same period last year primarily as the result of debt incurred in May 1998 which was used to consummate the Reorganization. Additionally, average borrowings during the first quarter of 1998 were below typical levels due to the delay in Unitholders redeeming their Units as a result of the Going Private Transaction on December 22, 1997.

Other:
Results of operations for the three months ended March 31, 1999 reflect a $340,000 cumulative effect of change in accounting principle charge against earnings, net of income taxes, related to the adoption of SOP 98-5 "Reporting on the Costs of Start-Up Activities," which requires the costs of start-up activities to be expensed as incurred. Prior to 1999, the Company deferred new store preopening costs and amortized them over the twelve months following the opening of the restaurant.

Results of operations for the three months ended March 31, 1998 reflect a $500,000 non-cash charge against earnings related to the write-down of certain assets impaired under SFAS No. 121. In addition, the Company recorded a net loss in the prior year of $400,000 related to the disposition of assets; this amount included a loss of approximately $845,000 on the disposal of two properties and the recognition of a previously deferred gain of approximately $445,000 under SFAS No. 66, "Accounting for Sales of Real Estate," related to the sale of property in 1994.

CAPITAL RESOURCES AND LIQUIDITY

Principal uses of cash during the quarter ended March 31, 1999, were capital expenditures and payment of 1998 incentive compensation awards. Capital expenditures consisted primarily of equipment purchases for new Company operated restaurants and costs related to remodels of existing restaurants. Although no new restaurants were opened in the first quarter of 1999, four sites were under development. The Company's primary sources of funding were revolving credit borrowings and cash provided by operations.

The following table summarizes capital expenditures for each of the years in the three-year period ended December 31, 1998 and the three months ended March 31, 1999 and 1998 respectively (in thousands):


                                                               THREE MONTHS ENDED
                                 YEARS ENDED DECEMBER 31             MARCH 31
                              -----------------------------     -----------------
                                1998       1997       1996        1999      1998
                              -------    -------    -------     -------   -------
Maintenance                   $ 4,141    $ 3,453    $ 2,987     $   387   $   387
New sites                      12,845      6,193      1,947       1,085     1,646
Manufacturing                   1,152        714        651         217       443
Remodeling and Reimaging        4,144      2,790      4,064         974       858
Other                           2,864      1,952      2,212         575       655
                              -------    -------    -------     -------   -------
Total Capital Expenditures    $25,146    $15,102    $11,861     $ 3,238   $ 3,989
                              =======    =======    =======     =======   =======


The Company's capital budget for 1999 is $28.0 million. The Company plans to add six to eight new full-service Company-operated restaurants in 1999. The remaining capital budget will be primarily applied to remodels of existing restaurants, restaurant maintenance and improvements to the Company's infrastructure equipment. The primary source of funding for these projects is expected to be cash provided by operations. Capital spending could vary significantly from planned amounts as certain of these expenditures are discretionary in nature.

On December 22, 1997, PFR issued $130,000,000 of 10.125% Unsecured Senior Notes (the "Notes") due December 15, 2007. The proceeds were used to repay outstanding senior notes and borrowings under PFR's revolving line of credit, purchase Units from the public and pay expenses relative to PFR's Going Private Transaction.

On December 22, 1997, PFR obtained a secured $50,000,000 revolving line of credit facility (the "Credit Facility") with a sublimit for up to $5,000,000 of letters of credit. The Credit Facility is guaranteed by TRC, PRI, PMC and Perkins Finance Corp., a wholly-owned subsidiary of PFR, and matures on January 1, 2003, at which time all amounts become payable. All amounts under the facility will bear interest at floating rates based on the agent's base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is secured by a first priority lien on substantially all of the assets of PFR. As of March 31, 1999, $5,000,000 in borrowings and approximately $1,600,000 of letters of credit were outstanding under the facility.

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

The Notes and the Credit Facility restrict the ability of PFR to pay dividends or distributions to its equity holders. For the three months ended March 31, 1999, PFR made Tax Distributions totaling approximately $1,238,000 to its equity holders, all of whom are direct or indirect wholly-owned subsidiaries of TRC.

The TRC Notes restrict the ability of TRC to pay dividends or distributions to its equity holders as well.

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

SEASONALITY

Company revenues are subject to seasonal fluctuations. Customer traffic, and consequently revenues, are highest in the summer months and lowest during the winter months because of the high proportion of restaurants located in states where inclement weather adversely affects guest visits.

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

The nature of the Company's business is such that the ability of outside vendors to supply the Company's restaurants with food and related products and preparedness of the Company's franchisees to appropriately assess and address Year 2000 business risks represent the primary risks to the Company from third parties. In response to these risks, questionnaires have been sent to all of the Company's primary vendors to obtain reasonable assurances that adequate plans are being developed to address the Year 2000 issue. The returned questionnaires are being assessed by the Company, and are being categorized based upon readiness for the Year 2000 issues and prioritized in order of significance to the business of the Company. In the case of outside vendors which provide inadequate assurance of their readiness to handle Year 2000 issues, appropriate contingency plans will be developed. The Company's franchisees have been provided with information regarding the potential business risks associated with the Year 2000 issue. The Year 2000 readiness of significant franchisees is being assessed and action plans will be created to address the identified risks.

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

ITEM 2A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company currently has market risk sensitive instruments related to interest rates. The Company is not subject to significant exposure for changing interest rates on the Notes or the TRC Notes because the interest rates are fixed. The Company has in place a $50,000,000 line of credit facility which matures on January 1, 2003. All borrowings under the facility bear interest at floating rates based on the agent's base rate or Eurodollar rates. The Company had $5,000,000 outstanding under the line of credit facility at March 31, 1999. While changes in market interest rates would affect the cost of funds borrowed in the future, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be material.

Commodity Price Risk

Many of the food products purchased by the Company are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside the control of the Company. The Company's supplies and raw materials are available from several sources and the Company is not dependent upon any single source for these items. If any existing suppliers fail, or are unable to deliver in quantities required by the Company, the Company believes that there are sufficient other quality suppliers in the marketplace that its sources of supply can be replaced as necessary. At times, the Company enters into purchase contracts of one year or less or purchases bulk quantities for future use of certain items in order to control commodity pricing risks. Certain significant items that could be subject to price fluctuations are beef, pork, coffee, eggs, wheat products and corn products. The Company believes it will be able to pass through increased commodity costs by adjusting menu pricing in most cases. Additionally, the Company's product offerings and marketing events are relatively diverse. Therefore the company has the flexibility to adjust its product mix to take advantage of or limit exposure to commodity cost fluctuations. The Company believes that any changes in commodity pricing which cannot be offset by changes in menu pricing, or other product delivery strategies, would not be material.

PART II - OTHER INFORMATION

                    Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits - Reference is made to the Index of Exhibits attached hereto as page 19 and made a part hereof.

(b)      Reports on Form 8-K - None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE RESTAURANT COMPANY


DATE:   May 14, 1999                   BY: /s/ Steven R. McClellan
       -------------                       -----------------------
                                       Steven R. McClellan
                                       Vice President,
                                       Chief Financial Officer

Exhibit Index

         Exhibit No.              Description
         -----------              -----------
             27                   Financial Data Schedule