Form 10-Q
period 1999-06-30
RESTAURANT CO
filed 1999-08-16
CIK 1047040

                                                                  CONFORMED COPY
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                    FORM 10-Q

(MARK ONE)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1999
                                   -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------  ------------------

Commission file number   333-57925
                         ---------

                             The Restaurant Company
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          Delaware                                                   62-1254388
-----------------------------------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)          (I.R.S. EMPLOYER IDENTIFICATION NO.)


        1 Pierce Place, Suite 100 East, Itasca, Illinois                               60341
-----------------------------------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                             (ZIP CODE)

                                 (901) 766-6400
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


         Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]  No [ ]

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In Thousands)

                                                          Three Months Ended         Six Months Ended
                                                               June 30                    June 30
                                                        ---------------------     -----------------------
                                                          1999         1998         1999          1998
                                                        --------     --------     ---------     ---------
REVENUES:
   Food sales                                           $ 73,831     $ 68,408     $ 142,195     $ 131,182
   Franchise revenues and other                            5,569        5,466        10,694        10,640
                                                        --------     --------     ---------     ---------
Total Revenues                                            79,400       73,874       152,889       141,822
                                                        --------     --------     ---------     ---------

COSTS AND EXPENSES:
Cost of sales:
   Food cost                                              19,973       19,220        39,312        37,356
   Labor and benefits                                     26,162       23,793        50,413        45,421
   Operating expenses                                     14,282       13,338        28,167        26,415
General and administrative                                 7,606        7,319        15,055        14,064
Depreciation and amortization                              5,151        4,939        10,213         9,678
Interest, net                                              4,240        4,013         8,523         7,638
(Gain)/Loss on disposition of assets, net                   (427)          --          (427)          400
Asset write-down                                             420           --           420           500
Other, net                                                  (357)        (344)         (860)         (678)
                                                        --------     --------     ---------     ---------
Total Costs and Expenses                                  77,050       72,278       150,816       140,794
                                                        --------     --------     ---------     ---------
Income from operations before income taxes and
 cumulative effect of change in accounting principle       2,350        1,596         2,073         1,028
Provision for income taxes                                  (821)        (636)         (715)         (353)
                                                        --------     --------     ---------     ---------
Income from operations before cumulative effect
 of change in accounting principle                         1,529          960         1,358           675
Cumulative effect of change in accounting
 principle, net of income tax benefit of $188                 --           --          (340)           --
                                                        --------     --------     ---------     ---------
NET INCOME                                              $  1,529     $    960     $   1,018     $     675
                                                        ========     ========     =========     =========

                 The accompanying notes are an integral part of
                         these consolidated statements.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                       June 30,
                                                         1999       December 31,
                                                      (Unaudited)       1998
                                                      -----------   ------------
                                       ASSETS

CURRENT ASSETS:
Cash and cash equivalents                               $  2,640      $  3,150
Receivables, less allowance for
  doubtful accounts of $722 and $495                       7,891         7,178
Inventories, at the lower of first-
  in, first-out cost or market                             5,321         5,375
Prepaid expenses and other current assets                  1,707         1,999
Deferred income taxes                                        209           209
                                                        --------      --------
        Total current assets                              17,768        17,911
                                                        --------      --------

PROPERTY AND EQUIPMENT, at cost, net of
   accumulated depreciation and amortization             131,954       131,283

INTANGIBLE AND OTHER ASSETS, net of
   accumulated amortization of $31,357 and $30,147        47,203        46,444
                                                        --------      --------
                                                        $196,925      $195,638
                                                        ========      ========


                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)


                                                             June 30,
                                                               1999       December 31,
                                                            (Unaudited)       1998
                                                            -----------   ------------
                       LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
 Current maturities of capital lease obligations             $   1,144       $   1,229
 Accounts payable                                               11,439          11,568
 Accrued expenses                                               21,530          23,228
                                                             ---------       ---------
        Total current liabilities                               34,113          36,025
                                                             ---------       ---------

CAPITAL LEASE OBLIGATIONS, less
 current maturities                                              4,654           5,767

LONG-TERM DEBT                                                 156,470         153,334

DEFERRED INCOME TAXES AND OTHER                                  4,775           4,616

STOCKHOLDERS' INVESTMENT:
Common stock $.01 par value, 100,000 shares authorized,
  11,640 issued and outstanding                                      1               1
Additional paid-in capital                                         969             969
Accumulated deficit                                             (4,057)         (5,074)
                                                             ---------       ---------
        Total stockholders' deficit                             (3,087)         (4,104)
                                                             ---------       ---------
                                                             $ 196,925       $ 195,638
                                                             =========       =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                               Three Months Ended           Six Months Ended
                                                                     June 30                     June 30
                                                              ----------------------      ----------------------
                                                                1999          1998          1999          1998
                                                              --------      --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $  1,529      $    960      $  1,018      $    675
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                5,151         4,939        10,213         9,678
    Change in accounting principle                                  --            --           340            --
    (Gain)/Loss on disposition of assets, net                     (427)           --          (427)          400
    Asset write-down                                               420            --           420           500
    Other noncash income and expense items                         135           (57)          314          (474)
    Net changes in other operating assets and liabilities       (1,746)       (3,340)       (3,914)       (1,430)
                                                              --------      --------      --------      --------
      Total adjustments                                          3,533         1,542         6,946         8,674
                                                              --------      --------      --------      --------
Net cash provided by operating activities                        5,062         2,502         7,964         9,349
                                                              --------      --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment                            (6,717)       (7,817)       (9,955)      (11,806)
Proceeds from sale of property and equipment                        --            --            --            12
Payments on notes receivable                                        48           168           124           209
Investment in/Advances to joint venture                             --            --            --          (110)
                                                              --------      --------      --------      --------
Net cash used in investing activities                           (6,669)       (7,649)       (9,831)      (11,695)
                                                              --------      --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt                                    12,500        36,059        23,250        47,559
Payments on long-term debt                                     (11,500)      (13,550)      (21,250)      (22,050)
Principal payments under capital lease obligations                (315)         (345)         (611)         (688)
Repurchase of common stock                                          --       (17,000)           --       (17,282)
Purchase of minority interest                                      (20)         (454)          (32)      (16,241)
Deferred financing costs                                            --          (487)           --        (1,023)
                                                              --------      --------      --------      --------
Net cash provided by (used in) financing activities                665         4,223         1,357        (9,725)
                                                              --------      --------      --------      --------
Net decrease in cash and cash equivalents                         (942)         (924)         (510)      (12,071)
                                                              --------      --------      --------      --------
CASH AND CASH EQUIVALENTS:
Balance, beginning of period                                     3,582         4,880         3,150        16,027
                                                              --------      --------      --------      --------
Balance, end of period                                        $  2,640      $  3,956      $  2,640      $  3,956
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

In the past, the Company has sponsored financing programs offered by certain lending institutions to assist its franchisees in procuring funds for the construction of new franchised restaurants and to purchase and install in-store bakeries. The Company provides a limited guaranty of the funds borrowed. At June 30, 1999, there were approximately $2,868,000 in borrowings outstanding under these programs. The Company has guaranteed $837,000 of these borrowings. No additional borrowings are available under these programs. The Company has also entered into a separate two year limited guaranty, which expires on February 26, 2000, of $1,200,000 in borrowings of a franchisee which were used to construct a new franchise restaurant. As of June 30, 1999, the outstanding balance on the loan was $1,200,000.

During the second quarter of 1999, the Company entered into an agreement to loan up to $775,000 to a franchisee to be used in remodeling and upgrading existing restaurants. These funds are primarily being used for improvements to sites owned or leased by the Company which are being leased to the franchisee. The principal and interest will be paid by the franchisee over a five year period beginning upon completion of the remodels and equipment upgrades. As of June 30, 1999, there was $195,000 outstanding under the loan agreement.

TRC is a holding company which has no significant assets other than its direct and indirect equity interest in its subsidiaries. Accordingly, TRC must rely entirely upon distributions from its subsidiaries to generate the funds necessary to meet its obligations. The ability of PFR to distribute funds to TRC is restricted by PFR's Senior Notes Indenture and revolving credit agreement.

Supplemental Cash Flow Information

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the three and six months ended June 30, consisted of the following (in thousands):

                                   Three Months Ended         Six Months Ended
                                        June 30                    June 30
                                  --------------------      --------------------
                                    1999         1998        1999         1998
                                  -------      -------      -------      -------
    (Increase) Decrease in:
       Receivables                $(1,098)     $(1,608)     $(1,003)     $  (874)
       Inventories                   (494)        (495)          54         (411)
       Prepaid expenses and
         other current assets          75          142         (236)        (386)
       Other assets                (1,184)         370       (1,859)        (103)

    Increase (Decrease) in:
       Accounts payable               135         (336)        (127)          65
       Accrued expenses            (1,742)      (1,497)      (2,795)        (312)
       Other liabilities            2,562           84        2,052          591
                                  -------      -------      -------      -------
                                  $(1,746)     $(3,340)     $(3,914)     $(1,430)
                                  =======      =======      =======      =======


Other supplemental cash flow information was as follows (in thousands):


                                    Three Months Ended     Six Months Ended
                                         June 30              June 30
                                    -----------------     -----------------
                                     1999       1998       1999       1998
                                    ------     ------     ------     ------
    Cash paid for interest          $6,975     $6,679     $7,255     $6,889
    Income taxes paid                  342        865        538        936
    Income tax refunds received         82        690      1,083      1,380

Segment Reporting

The following presents revenues and other financial information by business segment for the periods ended June 30 (in thousands):

Three Months Ended:
June 30, 1999:

                                 Restaurant     Franchise  Manufacturing      Other           Totals
                                 ----------     ---------  -------------     --------         -------
    Revenues from
        external customers        $66,735        $5,414        $6,942        $    309         $79,400
    Intersegment revenues              --            --         2,369              --           2,369
    Segment profit (loss)           7,841         4,673         1,544         (12,529)          1,529

June 30, 1998:

                                 Restaurant     Franchise  Manufacturing      Other           Totals
                                 ----------     ---------  -------------     --------         -------
    Revenues from
       external customers        $61,487        $5,287        $6,661        $    439         $73,874
    Intersegment revenues             --            --         1,740              --           1,740
    Segment profit (loss)          6,973         4,780         1,385         (12,178)            960

Six Months Ended:
June 30, 1999:

                                 Restaurant     Franchise     Manufacturing      Other           Totals
                                 ----------     ---------     -------------     --------         -------
    Revenues from
        external customers        $129,059        $10,380        $12,819        $    631         $152,889
    Intersegment revenues               --             --          4,422              --            4,422
    Segment profit (loss)           14,077          8,947          2,548         (24,554)           1,018

June 30, 1998:

                                 Restaurant     Franchise    Manufacturing      Other           Totals
                                 ----------     ---------    -------------     --------         -------
    Revenues from
       external customers        $118,857        $10,280        $11,763        $    922         $141,822
    Intersegment revenues              --             --          3,586              --            3,586
    Segment profit (loss)          12,543          9,091          2,435         (23,394)             675

A reconciliation of other segment loss is as follows (in thousands):

                                              Three Months Ended              Six Months Ended
                                                    June 30                       June 30
                                            -----------------------       -----------------------
                                              1999           1998           1999           1998
                                            --------       --------       --------       --------
General and administrative expenses         $  6,508       $  6,382       $ 13,163       $ 12,310
Depreciation and amortization expenses         1,467          1,634          2,946          3,179
Interest expense                               4,240          4,013          8,523          7,638
Change in accounting principle                    --             --            340             --
(Gain)/Loss on disposition of assets            (427)            --           (427)           400
Asset write-down                                 420             --            420            500
Provision for income taxes                     1,529            960          1,358            675
Other                                         (1,208)          (811)        (1,769)        (1,308)
                                            --------       --------       --------       --------
                                            $ 12,529       $ 12,178       $ 24,554       $ 23,394
                                            ========       ========       ========       ========

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

Deferred Compensation

Effective January 1, 1999, the Company established a Deferred Compensation Plan under which officers and key employees of the Company may defer specified percentages of their salaries, annual incentives and long-term compensation payments. The Company also makes matching contributions of the lesser of 3% of eligible compensation or $4,800. Amounts deferred are excluded from the participant's taxable income and are held in trust with a bank, where the funds are invested at the direction of the participant. The total amount held in trust as of June 30, 1999 was $1,319,000 and is included in other assets and other liabilities in the accompanying balance sheets of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FIRST QUARTER ENDED MARCH 31, 1998


RESULTS OF OPERATIONS

Overview:

The Company through its primary subsidiary, PFR, is a leading operator and franchisor of full-service mid-scale restaurants located in 35 states and 5 Canadian provinces. As of June 30, 1999, the Company owned and operated 140 full-service restaurants and franchised 331 full-service restaurants. The Company also manufactures and distributes bakery products which are sold to Company-operated restaurants, franchisees, third-party bakers and food distributors. The business of Perkins was founded in 1958, and since then Perkins has continued to adapt its menus, product offerings, building designs and decor to meet changing consumer preferences. Perkins is a highly recognized brand in the geographic areas it serves.

The Company's revenues are derived primarily from the operation of full-service restaurants, the sale of bakery products produced by its manufacturing division, Foxtail Foods ("Foxtail"), and franchise fees. Foxtail offers cookie dough, muffin batters, pancake mixes, pies and other food products to Company-operated and franchised restaurants through food service distributors in order to ensure consistency and availability of Perkins' proprietary products to each unit in the system. Additionally, Foxtail manufactures certain proprietary and non-proprietary products for sale to non-Perkins operations. Sales to Company-operated restaurants are eliminated in the accompanying statements of operations. In the six months ended June 30, 1999, revenues from Company-operated restaurants, Foxtail, and franchise fees and other accounted for 84.6%, 8.4% and 7.0% of total revenues, respectively.

TRC leases an executive aircraft through TRC Realty Co. The aircraft is operated for the benefit of, and all operating costs are reimbursed by, PFR and Friendly Ice Cream Corporation.

A summary of the Company's results for the first quarter ended June 30 are presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenues. Certain prior year amounts have been reclassified to conform to current year presentation.

                                                               Three Months Ended             Six Months Ended
                                                                     June 30                      June 30
                                                              --------------------          --------------------
                                                              1999           1998           1999           1998
                                                              -----          -----          -----          -----
Revenues:
   Food sales                                                  93.0%          92.6%          93.0%          92.5%
   Franchise revenues                                           7.0            7.4            7.0            7.5
                                                              -----          -----          -----          -----
Total Revenues                                                100.0          100.0          100.0          100.0
                                                              -----          -----          -----          -----

Costs and Expenses:
 Cost of sales:
      Food cost                                                25.2           26.0           25.7           26.3
      Labor and benefits                                       32.9           32.2           33.0           32.1
      Operating expenses                                       18.0           18.1           18.4           18.6
 General and administrative                                     9.6            9.9            9.8            9.9
 Depreciation and amortization                                  6.5            6.7            6.7            6.8
 Interest, net                                                  5.3            5.4            5.6            5.4
 (Gain)/Loss on disposition of assets, net                     (0.5)            --           (0.3)           0.3
 Asset write-down                                               0.5             --            0.3            0.4
 Other, net                                                    (0.4)          (0.5)          (0.6)          (0.5)
                                                              -----          -----          -----          -----
Total Costs and Expenses                                       97.1           97.8           98.6           99.3
                                                              -----          -----          -----          -----
Income from operations before income taxes and
 cumulative effect of change in accounting principle            2.9            2.2            1.4            0.7
Provision for income taxes                                     (1.0)          (0.9)          (0.5)          (0.2)
                                                              -----          -----          -----          -----
Income from operations before cumulative effect
 of change in accounting principle                              1.9            1.3            0.9            0.5
Cumulative effect of change in accounting
 principle, net of income taxes                                  --             --           (0.2)            --
                                                              -----          -----          -----          -----
Net Income                                                      1.9%           1.3%           0.7%           0.5%
                                                              =====          =====          =====          =====


Net income for the second quarter of 1999 was $1,529,000 versus net income of $960,000 for the same period in 1998. For the six months ended June 30, 1999 net income was $1,018,000 compared to $675,000 in the prior year.

Revenues:

Total revenues for the second quarter and first six months of 1999 increased 7.5% and 7.8% over the same periods last year due primarily to sales from stores which were not open during 1998, higher comparable restaurant sales, and increased Foxtail sales.

The increase in restaurant revenue is primarily due to the addition of six Company-operated full service restaurants in 1998 and two restaurants in the second quarter of 1999. Additionally, same store comparable sales increased approximately 4.8% over the second quarter and first six months of 1998 due primarily to selective menu price increases in 1998 and guest trends toward higher-priced entrees. The shift in customer preference to higher-priced entrees can be attributed to the Company's development and promotion of higher-priced menu items. These increases were partially offset by the closing of two Company-operated restaurants during 1998 and two stores during 1999. Decreases in comparable guest visits of 0.9% and 1.2% for the quarter and six months, respectively, partially offset increases in average guest check.

Revenues from Foxtail increased approximately 4.2% and 9.0% over the three and six months ended June 30, 1998, and constituted approximately 8.7% and 8.4% respectively of the Company's revenues. These increases in sales are primarily due to additional sales to customers outside the Perkins system. The company has focused on developing sales outside the Perkins system in order to maximize plant utilization.

Franchise and other revenues, which consist primarily of franchise royalties and sales fees, increased 1.9% over the second quarter of 1998 and 0.5% over the first six months of 1998. Franchise royalty revenue increased in 1999 due to the opening of forty-seven new franchised restaurants since January 1, 1998. The revenue from these new restaurants was offset by the closing of 52 lower volume restaurants during the same period. Eleven franchised restaurants opened in 1999 compared to sixteen openings in 1998 which resulted in decreased franchise sales fees.

Costs and Expenses:

Food cost:
In terms of total revenues, food cost for the three and six months ended June 30, 1999, decreased 0.8 and 0.6 percentage points, respectively, over the same periods in 1998. Food costs decreased during the current year due to selective menu price increases in 1998 and lower commodity costs. The decreases were partially offset by the increased costs associated with product upgrades on certain key items.

Labor and benefits:
Labor and benefits expense, as a percentage of total revenues, increased 0.7 and
0.9 percentage points for the second quarter and six months ended June 30, 1999, respectively. Increases in group health insurance costs and lower productivity per labor hour were the primary components of the increase. Effective in July 1999, the Company made significant changes to its group health insurance plan design which are expected to mitigate future increases in these costs.

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

Operating expenses:
Operating expenses, expressed as a percentage of total revenues decreased 0.1 and 0.2 percentage points for the three and six months ended June 30, 1998, respectively. This decrease is primarily due to the elimination of certain outside service expenses and the impact of increased comparable sales. These decreases are partially offset by increases in Foxtail distribution costs and increased franchise operating costs associated with new store openings.

General and administrative:
General and administrative expenses increased 3.9% and 7.1% over the three and six months ended June 30, 1999. This increase is due to higher incentive costs associated with continued growth in Company performance and the higher cost of administrative support.

Depreciation and amortization:
Depreciation and amortization expense for the three and six months ended June 30, 1999 increased 4.3% and 5.5% over the same periods last year due primarily to the addition of new Company-operated restaurants and the upgrade and maintenance of existing restaurants.

Interest, net:
Interest expense for the three and six months ended June 30, 1999, increased 5.7% and 11.6%, respectively, over the same periods last year primarily as the result of debt incurred in May 1998 which was used to consummate the Reorganization. This increase was partially offset by decreased interest expense related to capital leases and lower interest rates for borrowings on the Company's revolving line of credit facility.

Other:
The Company recognized a gain in the second quarter of 1999 totaling $427,000 related to the early termination of a lease obligation. Losses for asset write-downs totaled $420,000. This loss primarily relates to a property for which the lease will expire in 1999 without exercising an available lease option. As a result, the related leasehold improvements were written off. In addition, development of two prospective restaurant sites was discontinued.

Results of operations for the six months ended June 30, 1999 reflect a $340,000 cumulative effect of change in accounting principle charge against earnings, net of income taxes, related to the adoption of SOP 98-5 "Reporting on the Costs of Start-Up Activities," which requires the costs of start-up activities to be expensed as incurred. Prior to 1999, the Company deferred new store preopening costs and amortized them over the twelve months following the opening of the restaurant.

Results of operations for the six months ended June 30, 1998 reflect a $500,000 non-cash charge against earnings related to the write-down of certain assets impaired under SFAS No. 121. In addition, the Company recorded a net loss in the prior year of $400,000 related to the disposition of assets; this amount included a loss of approximately $845,000 on the disposal of two properties and the recognition of a previously deferred gain of approximately $445,000 under SFAS No. 66, "Accounting for Sales of Real Estate," related to the sale of property in 1994.

CAPITAL RESOURCES AND LIQUIDITY

The principal use of cash during the second quarter and first six months ended June 30, 1999, was capital expenditures. Capital expenditures consisted primarily of development costs for new Company-operated restaurants and costs related to remodels of existing restaurants. Two new restaurants were opened in the second quarter of 1999 and four sites were under development as of June 30, 1999. The Company's primary sources of funding were revolving credit borrowings and cash provided by operations.

The following table summarizes capital expenditures for each of the years in the three-year period ended December 31, 1998 and the six months ended June 30, 1999 and 1998, respectively (in thousands):

                                                                            SIX MONTHS ENDED
                                         YEARS ENDED DECEMBER 31                 JUNE 30
                                    ---------------------------------      -------------------
                                     1998          1997        1996         1999         1998
                                    -------      -------      -------      ------      -------
    Maintenance                     $ 4,141      $ 3,453      $ 2,987      $1,936      $ 1,546
    New sites                        12,845        6,193        1,947       3,860        5,817
    Manufacturing                     1,152          714          651         574          609
    Remodeling and Reimaging          4,144        2,790        4,064       2,446        2,491
    Other                             2,864        1,952        2,212       1,139        1,343
                                    -------      -------      -------      ------      -------
    Total Capital Expenditures      $25,146      $15,102      $11,861      $9,955      $11,806
                                    =======      =======      =======      ======      =======


The Company's capital budget for 1999 is $28.0 million. The Company plans to add up to four additional full-service Company-operated restaurants in the remainder of 1999. The remaining capital budget will be primarily applied to remodels of existing restaurants, restaurant maintenance, future site acquisitions, and improvements to the Company's infrastructure equipment. The primary source of funding for these projects is expected to be cash provided by operations. Capital spending could vary significantly from planned amounts as certain of these expenditures are discretionary in nature.

On December 22, 1997, PFR issued $130,000,000 of 10.125% Unsecured Senior Notes (the "Notes") due December 15, 2007. The proceeds were used to repay outstanding senior notes and borrowings under PFR's revolving line of credit, purchase Units from the public and pay expenses relative to PFR's Going Private Transaction.

PFR maintains a secured $50,000,000 revolving line of credit facility (the "Credit Facility") with a sublimit for up to $5,000,000 of letters of credit. The Credit Facility is guaranteed by TRC, PRI, PMC and Perkins Finance Corp., a wholly-owned subsidiary of PFR, and matures on January 1, 2003, at which time all amounts become payable. All amounts under the facility bear interest at floating rates based on the agent's base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is secured by a first priority lien on substantially all of the assets of PFR. As of June 30, 1999, $6,000,000 in borrowings and approximately $1,600,000 of letters of credit were outstanding under the facility.

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

The Notes and the Credit Facility restrict the ability of PFR to pay dividends or distributions to its equity holders. For the three and six months ended June 30, 1999, PFR made Tax Distributions totaling approximately $856,000 and $2,094,000, respectively, to its equity holders, all of whom are direct or indirect wholly-owned subsidiaries of TRC.

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

YEAR 2000

The Year 2000 presents a critical business issue due to the possibility that many computerized systems will not be able to process information including dates beginning in the Year 2000. In recent years, the Company has upgraded computer hardware and software in the normal course of business to Year 2000 compliant technology. The Company has established a plan to assess its readiness for the Year 2000. A review of computer systems and software, including non-information technology systems, has been completed. No material costs associated with achieving Year 2000 compliance internally are anticipated based on this review.

The nature of the Company's business is such that the ability of outside vendors to supply the Company's restaurants with food and related products and preparedness of the Company's franchisees to appropriately assess and address Year 2000 business risks represent the primary risks to the Company from third parties. In response to these risks, questionnaires have been sent to all of the Company's primary vendors to obtain reasonable assurances that adequate plans have been developed to address the Year 2000 issue. The returned questionnaires have been assessed by the Company. Based on these responses, the Company has no reason to believe that significant business risks exist, however, the responses do not provide any guarantees that unidentified failures by critical vendors will not occur.

The Company's franchisees have been provided with information regarding the potential business risks associated with the Year 2000 issue. The Year 2000 readiness of significant franchisees is being assessed and action plans will be created to address the identified risks. To mitigate exposure for both Company-owned and franchised restaurants, the Company is developing contingency plans to assist restaurant personnel in providing for quick response and, if necessary, limited service in those restaurants that do experience interruptions of service from critical vendors.

Unless public suppliers of water, electricity and natural gas are disrupted for a substantial period of time (in which case the Company's business will be materially adversely affected), based on information currently available, management believes the most reasonably likely worst case scenario related to Year 2000 compliance would not have a material impact on its financial position or results of operations. However, unanticipated failures by critical vendors or franchisees, as well as unidentified internal failures, could result in a material adverse effect on the Company's operations. As a result, management cannot reasonably predict what impact, if any, Year 2000 issues will have on the Company.

SEASONALITY

Company revenues are subject to seasonal fluctuations. Customer traffic, and consequently revenues, are highest in the summer months and lowest during the winter months because of the high proportion of restaurants located in states where inclement weather adversely affects guest visits.

Forward-Looking Statements

This discussion and the discussion following contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations that are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements. Such factors include, but are not limited to, the following: general economic conditions, competitive factors, consumer taste and preferences, adverse weather conditions, group health insurance costs, minimum wage rate increases, availability and costs of commodities, interest rates and credit availability. The Company does not undertake to publicly update or revise the forward-looking statements even if experience or future changes make it clear that the projected results expressed or implied therein will not be realized.

ITEM 2A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company currently has market risk sensitive instruments related to interest rates. The Company is not subject to significant exposure for changing interest rates on the Notes or the TRC Notes because the interest rates are fixed. PFR has in place a $50,000,000 line of credit facility which matures on January 1, 2003. All borrowings under the facility bear interest at floating rates based on the agent's base rate or Eurodollar rates. PFR had $6,000,000 outstanding under the line of credit facility at June 30, 1999. While changes in market interest rates would affect the cost of funds borrowed in the future, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be material.

Commodity Price Risk

Many of the food products purchased by the Company are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside the control of the Company. The majority of the Company's supplies and raw materials are available from several sources and the Company is not dependent upon any single source for these items. If any existing suppliers fail, or are unable to deliver in quantities required by the Company, the Company believes that there are sufficient other quality suppliers in the marketplace that its sources of supply can be replaced as necessary. At times, the Company enters into purchase contracts of one year or less or purchases bulk quantities for future use of certain items in order to control commodity pricing risks. Certain significant items that could be subject to price fluctuations are beef, pork, coffee, eggs, vegetable oils, wheat products and corn products. The Company believes it will be able to pass through increased commodity costs by adjusting menu pricing in most cases. Additionally, the Company's product offerings and marketing events are relatively diverse. Therefore the company has the flexibility to adjust its product mix to take advantage of or limit exposure to commodity cost fluctuations. The Company believes that any reasonably possible near-term changes in commodity pricing which cannot be offset by changes in menu pricing, or other product delivery strategies, would not be material.

PART II - OTHER INFORMATION

                    Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits - Reference is made to the Index of Exhibits attached hereto as page 21 and made a part hereof.

(b)    Reports on Form 8-K -  None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           THE RESTAURANT COMPANY


DATE:  August  16, 1999                    BY: /s/ Steven R. McClellan
       ----------------                       -------------------------------
                                           Steven R. McClellan
                                           Vice President,
                                           Chief Financial Officer

Exhibit Index


         Exhibit No.              Description
         -----------              -----------
             27                   Financial Data Schedule