Form 10-Q
period 1999-09-30
RESTAURANT CO
filed 1999-11-15
CIK 1047040

                                                                CONFORMED COPY


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(MARK ONE)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ---------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission file number 333-57925
                      ---------------

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

         Indicate by X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X} No [ ]

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                 (In Thousands)


                                                            Three Months Ended              Nine Months Ended
                                                               September 30                    September 30
                                                          -----------------------       -------------------------
                                                            1999           1998            1999           1998
                                                          --------       --------       ---------       ---------
REVENUES:
   Food sales                                             $ 77,351       $ 72,798       $ 219,546       $ 203,980
   Franchise revenues and other                              5,738          5,988          16,432          16,628
                                                          --------       --------       ---------       ---------
Total Revenues                                              83,089         78,786         235,978         220,608
                                                          --------       --------       ---------       ---------

COSTS AND EXPENSES:
Cost of sales:
   Food cost                                                21,368         20,251          60,680          57,607
   Labor and benefits                                       26,482         25,553          76,895          70,974
   Operating expenses                                       14,719         14,440          42,886          40,855
General and administrative                                   7,725          7,562          22,780          21,626
Depreciation and amortization                                5,364          5,072          15,577          14,750
Interest, net                                                4,316          4,352          12,839          11,990
(Gain)/Loss on disposition of assets, net                       --             --            (427)            400
Asset write-down                                                --             --             420             500
Other, net                                                    (352)          (350)         (1,212)         (1,028)
                                                          --------       --------       ---------       ---------
Total Costs and Expenses                                    79,622         76,880         230,438         217,674
                                                          --------       --------       ---------       ---------
Income from operations before income taxes and
 cumulative effect of change in accounting principle         3,467          1,906           5,540           2,934
Provision for income taxes                                  (1,150)          (633)         (1,865)           (986)
                                                          --------       --------       ---------       ---------
Income from operations before cumulative effect
 of change in accounting principle                           2,317          1,273           3,675           1,948
Cumulative effect of change in accounting
 principle, net of income tax benefit of $188                   --             --            (340)             --
                                                          --------       --------       ---------       ---------
NET INCOME                                                $  2,317       $  1,273       $   3,335       $   1,948
                                                          ========       ========       =========       =========





  The accompanying notes are an integral part of these consolidated statements.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                       September 30,
                                                           1999       December 31,
                                                        (Unaudited)      1998
                                                       -------------  ------------
                             ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                 $  2,706      $  3,150
Receivables, less allowance for
  doubtful accounts of $869 and $495                         7,882         7,178
Inventories, at the lower of first-
  in, first-out cost or market                               5,493         5,375
Prepaid expenses and other current assets                    1,728         1,999
Deferred income taxes                                          209           209
                                                          --------      --------
        Total current assets                                18,018        17,911
                                                          --------      --------
PROPERTY AND EQUIPMENT, at cost, net of
   accumulated depreciation and amortization               133,173       131,283

INTANGIBLE AND OTHER ASSETS, net of
   accumulated amortization of $31,660 and $30,147          47,159        46,444
                                                          --------      --------
                                                          $198,350      $195,638
                                                          ========      ========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)


                                                        September 30,
                                                            1999         December 31,
                                                         (Unaudited)        1998
                                                        --------------   ------------
       LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
 Current maturities of capital lease obligations          $   1,044       $   1,229
 Accounts payable                                            12,714          11,568
 Accrued expenses                                            23,899          23,228
                                                          ---------       ---------
        Total current liabilities                            37,657          36,025
                                                          ---------       ---------

CAPITAL LEASE OBLIGATIONS, less
 current maturities                                           4,443           5,767

LONG-TERM DEBT                                              152,575         153,334

DEFERRED INCOME TAXES AND OTHER                               4,445           4,616

STOCKHOLDERS' INVESTMENT:
Common stock $.01 par value, 100,000 shares authorized,
  11,640 issued and outstanding                                   1               1
Additional paid-in capital                                      969             969
Accumulated deficit                                          (1,740)         (5,074)
                                                          ---------       ---------
        Total stockholders' deficit                            (770)         (4,104)
                                                          ---------       ---------
                                                          $ 198,350       $ 195,638
                                                          =========       =========



              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)



                                                                  Three Months Ended          Nine Months Ended
                                                                     September 30                September 30
                                                               -----------------------      -----------------------
                                                                 1999           1998          1999           1998
                                                               --------       --------      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $  2,317       $ 1,273       $  3,335       $  1,948
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                 5,364         5,072         15,577         14,750
    Change in accounting principle                                   --            --            340             --
    (Gain)/Loss on disposition of assets, net                        --            --           (427)           400
    Asset write-down                                                 --            --            420            500
    Other noncash income and expense items                          181          (370)           495           (876)
    Net changes in other operating assets and liabilities         2,665         2,625           (663)         1,193
                                                               --------       -------       --------       --------
      Total adjustments                                           8,210         7,327         15,742         15,967
                                                               --------       -------       --------       --------
Net cash provided by operating activities                        10,527         8,600         19,077         17,915
                                                               --------       -------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment                             (5,906)       (6,488)       (15,861)       (18,260)
Proceeds from sale of property and equipment                         --             8             --             20
Payments on notes receivable                                         66           218            190            427
Distribution from/(Investment in) joint venture                     200            --            200           (110)
                                                               --------       --------      --------       --------
Net cash used in investing activities                            (5,640)       (6,262)       (15,471)       (17,923)
                                                               --------       -------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt                                         --            --             --         18,009
Net borrowings under (payments on) line of credit                (4,500)       (3,500)        (2,500)         4,000
Principal payments under capital lease obligations                 (311)         (322)        (1,508)        (1,010)
Repurchase of common stock                                           --            --             --        (17,282)
Purchase of minority interest                                       (10)          (55)           (42)       (16,296)
Deferred financing costs                                             --          (118)            --         (1,141)
                                                               --------       --------      --------       --------
Net cash used in financing activities                            (4,821)       (3,995)        (4,050)       (13,720)
                                                               --------       -------       --------       --------
Net increase (decrease) in cash and cash equivalents                 66        (1,657)          (444)       (13,728)
CASH AND CASH EQUIVALENTS:
Balance, beginning of period                                      2,640         3,956          3,150         16,027
                                                               --------       -------       --------       --------
Balance, end of period                                         $  2,706       $ 2,299       $  2,706       $  2,299
                                                               ========       =======       ========       ========




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

Loss of a Significant Franchisee

On February 4, 1999, Denny's (a subsidiary of Advantica Restaurant Group) was the prevailing bidder in the court-supervised auction sale of 30 restaurants of Perk Development Corporation ("Perk"), the Company's upstate New York franchisee. These restaurants ceased operating as Perkins Family Restaurants on February 28, 1999. The Company received approximately $1,783,000 in royalties from Perk during 1998. The Company continues to recruit new franchise restaurants with higher average sales volumes to replace this revenue stream.

Contingencies

The Company is a party to various legal proceedings in the ordinary course of business. Management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

A franchisee of the Company which operated 20 restaurants as of September 30, 1999, filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Ohio on October 27, 1999. Management believes it is likely that the majority of these restaurants will remain in the Perkins system either by successful restructure of the franchisee's obligations or acquisition of the franchisee's operations by the Company or a third party. During 1998, the Company earned royalties from those restaurants totaling approximately $948,000. As of September 30, 1999, the franchisee was delinquent in its royalty obligations in the amount of approximately $238,000. Although these delinquencies are personally guaranteed by three principals of the franchisee, collection under the guarantees is uncertain and the obligations are fully reserved.

In the past, the Company has sponsored financing programs offered by certain lending institutions to assist its franchisees in procuring funds for the construction of new franchised restaurants and to purchase and install in-store bakeries. The Company provides a limited guaranty of the funds borrowed. At September 30, 1999, there were approximately $2,795,000 in borrowings outstanding under these programs. The Company has guaranteed $824,000 of these borrowings. No additional borrowings are available under these programs. The Company has also entered into a separate two year limited guaranty, which expires on February 26, 2000, of $1,200,000 in borrowings of a franchisee which were used to construct a new franchise restaurant. As of September 30, 1999, the outstanding balance on the loan was $1,200,000.

The Company entered into an agreement to loan up to $775,000 to a franchisee to be used in remodeling and upgrading existing restaurants. These funds are primarily being used for improvements to sites owned or leased by the Company which are being leased to the franchisee. The principal and interest will be paid by the franchisee over a five year period beginning upon completion of the remodels and equipment upgrades. As of September 30, 1999, there was $706,000 outstanding under the loan agreement.

TRC is a holding company which has no significant assets other than its direct and indirect equity interest in its subsidiaries. Accordingly, TRC must rely entirely upon distributions from its subsidiaries to generate the funds necessary to meet its obligations. The ability of PFR to distribute funds to TRC is restricted by PFR's Senior Notes Indenture and revolving credit agreement.

Supplemental Cash Flow Information

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the three and nine months ended September 30, consisted of the following (in thousands):


                                  Three Months Ended         Nine Months Ended
                                     September 30               September 30
                               ----------------------      ----------------------
                                 1999          1998          1999          1998
                               --------      --------      --------      --------
(Increase) Decrease in:
   Receivables                 $  (975)      $  (681)      $(2,019)      $(1,555)
   Inventories                    (172)         (352)         (118)         (763)
   Prepaid expenses and
     other current assets          (21)          111          (269)         (275)
   Other assets                    (97)           80        (2,316)          (23)

Increase (Decrease) in:
   Accounts payable              1,276           810         1,149           873
   Accrued expenses              3,449         3,095         1,266         2,893
   Other liabilities              (795)         (438)        1,644            43
                               -------       -------       -------       -------
                               $ 2,665       $ 2,625       $  (663)      $ 1,193
                               =======       =======       =======       =======


Other supplemental cash flow information was as follows (in thousands):

                                      Three Months Ended      Nine Months Ended
                                         September 30           September 30
                                      ------------------      ------------------
                                       1999        1998        1999        1998
                                      -------     ------      ------      ------

Cash paid for interest                $  194      $  361      $7,449      $7,249
Income taxes paid                      3,013       1,385       3,355       2,250
Income tax refunds received               21          --         103         690



Segment Reporting

The following presents revenues and other financial information by business segment for the periods ended September 30 (in thousands):


Three Months Ended:
September 30, 1999:
                            Restaurant     Franchise   Manufacturing      Other          Totals
                            ----------     ---------   -------------    ---------       ---------
Revenues from
    external customers       $ 69,221       $ 5,625       $ 8,028       $    215        $ 83,089
Intersegment revenues              --            --         2,352             --           2,352
Segment profit (loss)           8,613         4,932         1,765        (12,993)          2,317


September 30, 1998:
                            Restaurant     Franchise   Manufacturing      Other          Totals
                            ----------     ---------   -------------    ---------       ---------
Revenues from
   external customers        $ 65,468       $ 5,817       $ 7,127       $    374        $ 78,786
Intersegment revenues              --            --         2,133             --           2,133
Segment profit (loss)           7,484         5,016         1,361        (12,588)          1,273


Nine Months Ended:
September 30, 1999:
                            Restaurant     Franchise   Manufacturing      Other          Totals
                            ----------     ---------   -------------    ---------       ---------
Revenues from
    external customers       $198,280       $16,005       $20,847       $    846        $235,978
Intersegment revenues              --            --         6,774             --           6,774
Segment profit (loss)          22,690        13,879         4,313        (37,547)          3,335


September 30, 1998:
                            Restaurant     Franchise   Manufacturing      Other          Totals
                            ----------     ---------   -------------    ---------       ---------
Revenues from
   external customers        $184,325       $16,097       $18,890       $  1,296        $220,608
Intersegment revenues              --            --         5,719             --           5,719
Segment profit (loss)          20,027        14,107         3,796        (35,982)          1,948



A reconciliation of other segment loss is as follows (in thousands):


                                               Three Months Ended           Nine Months Ended
                                                   September 30                September 30
                                            -----------------------       -----------------------
                                               1999          1998           1999           1998
                                            ---------      --------       --------       --------
General and administrative expenses         $  6,562       $  6,528       $ 19,725       $ 18,838
Depreciation and amortization expenses         1,485          1,564          4,431          4,743
Interest expense                               4,316          4,352         12,839         11,990
Change in accounting principle                    --             --            340             --
(Gain)/Loss on disposition of assets              --             --           (427)           400
Asset write-down                                  --             --            420            500
Provision for income taxes                     1,150            633          1,865            986
Other                                           (520)          (489)        (1,646)        (1,475)
                                            --------       --------       --------       --------
                                            $ 12,993       $ 12,588       $ 37,547       $ 35,982
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

Deferred Compensation

Effective January 1, 1999, the Company established a Deferred Compensation Plan under which officers and key employees of the Company may defer specified percentages of their salaries, annual incentives and long-term compensation payments. The Company also makes matching contributions of the lesser of 3% of eligible compensation or $4,800. Amounts deferred are excluded from the participant's taxable income and are held in trust with a bank, where the funds are invested at the direction of the participant. The total amount held in trust as of September 30, 1999 was $1,623,000 and is included in other assets and other liabilities in the accompanying balance sheets of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998

RESULTS OF OPERATIONS

Overview:

The Company through its primary subsidiary, PFR, is a leading operator and franchisor of full-service mid-scale restaurants located in 35 states and 5 Canadian provinces. As of September 30, 1999, the Company owned and operated 140 full-service restaurants and franchised 331 full-service restaurants. The Company also manufactures and distributes bakery products which are sold to Company-operated restaurants, franchisees, third-party bakers and food distributors. The business of Perkins was founded in 1958, and since then Perkins has continued to adapt its menus, product offerings, building designs and decor to meet changing consumer preferences. Perkins is a highly recognized brand in the geographic areas it serves.

The Company's revenues are derived primarily from the operation of full-service restaurants, the sale of bakery products produced by its manufacturing division, Foxtail Foods ("Foxtail"), and franchise fees. Foxtail offers cookie dough, muffin batters, pancake mixes, pies and other food products to Company-operated and franchised restaurants through food service distributors in order to ensure consistency and availability of Perkins' proprietary products to each unit in the system. Additionally, Foxtail manufactures certain proprietary and non-proprietary products for sale to non-Perkins operations. Sales to Company-operated restaurants are eliminated in the accompanying statements of operations. In the nine months ended September 30, 1999, revenues from Company-operated restaurants, Foxtail, and franchise fees and other accounted for 84.2%, 8.8% and 7.0% of total revenues, respectively.

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


                                                         Three Months Ended      Nine Months Ended
                                                            September 30            September 30
                                                         ------------------     -------------------
                                                           1999       1998        1999        1998
                                                         --------    ------      ------      ------
Revenues:
   Food sales                                              93.1%       92.4%       93.0%       92.5%
   Franchise revenues                                       6.9         7.6         7.0         7.5
                                                          -----       -----       -----       -----
Total Revenues                                            100.0       100.0       100.0       100.0
                                                          -----       -----       -----       -----
Costs and Expenses:
 Cost of sales:
      Food cost                                            25.7        25.7        25.7        26.2
      Labor and benefits                                   31.9        32.5        32.6        32.2
      Operating expenses                                   17.7        18.3        18.2        18.5
 General and administrative                                 9.3         9.6         9.7         9.8
 Depreciation and amortization                              6.4         6.4         6.6         6.7
 Interest, net                                              5.2         5.5         5.4         5.4
 (Gain)/Loss on disposition of assets, net                   --          --        (0.2)        0.2
 Asset write-down                                            --          --         0.2         0.2
 Other, net                                                (0.4)       (0.4)       (0.5)       (0.5)
                                                          -----       -----       -----       -----
Total Costs and Expenses                                   95.8        97.6        97.7        98.7
                                                          -----       -----       -----       -----
Income from operations before income taxes and
 cumulative effect of change in accounting principle        4.2         2.4         2.3         1.3
Provision for income taxes                                 (1.4)       (0.8)       (0.8)       (0.4)
                                                          -----       -----       -----       -----
Income from operations before cumulative effect
 of change in accounting principle                          2.8         1.6         1.5         0.9
Cumulative effect of change in accounting
 principle, net of income taxes                              --          --        (0.1)         --
                                                          -----       -----       -----       -----
Net Income                                                2.8 %       1.6 %       1.4 %       0.9 %
                                                          =====       =====       =====       =====



Net income for the third quarter of 1999 was $2,317,000 versus net income of $1,273,000 for the same period in 1998. For the nine months ended September 30, 1999 net income was $3,335,000 compared to $1,948,000 in the prior year.

Revenues:

Total revenues for the third quarter and first nine months of 1999 increased 5.5% and 7.0% over the same periods last year due primarily to higher comparable restaurant sales, sales from stores which were not open during 1998, and increased Foxtail sales.

The increase in restaurant revenue is primarily due to same store comparable sales increases of 4.9% and 4.8% over the third quarter and first nine months of 1998, respectively. Additionally, six new Company-operated restaurants added in 1998 and three restaurants added in the first nine months of 1999 contributed to the increase. Same store comparable sales increased due to selective menu price increases in 1998 and guest trends toward higher-priced entrees. For the quarter, a 0.5% increase in comparable customer counts contributed to the increase in comparable sales. Year to date comparable guest counts decreased 0.7%. The shift in customer preference to higher-priced entrees can be attributed to the Company's development and promotion of higher-priced menu items. These increases were partially offset by the closing of two Company-operated restaurants during 1998 and three stores during 1999.

Revenues from Foxtail increased approximately 12.6% and 10.4% over the three and nine months ended September 30, 1998, and constituted approximately 9.7% and 8.8%, respectively, of the Company's revenues. The increase for the quarter is due to bakery promotions throughout the Perkins system. The year to date increase is due to additional sales of non-Perkins products combined with bakery promotions throughout the system. The company continues to focus on developing sales outside the Perkins system in order to maximize plant utilization.

Franchise revenues, which consist primarily of franchise royalties and sales fees, decreased 3.7% over the third quarter of 1998 and 0.6% over the first nine months of 1998. The decrease in revenue is due to fewer franchise openings in 1999, reducing the amount of revenue recognized for initial franchise fees. Three franchise units opened in the third quarter of 1999 versus nine in 1998. Fourteen franchise units opened in the first nine months of 1999 versus twenty-five in the first nine months of 1998. The decrease in initial franchise fees was partially offset by increased royalty revenue. The loss of royalties from thirty-nine restaurants closed since January 1, 1999 has been replaced by new restaurants with higher average sales generating higher royalties per store.

Costs and Expenses:

Food cost:

In terms of total revenues, food cost for the three months ended September 30, 1999 was equal to food cost for the same period in the prior year. Food cost for first nine months decreased 0.5 percentage points over the 1998 period.

Food cost for the quarter was impacted favorably by lower commodity costs for certain menu items and increased menu prices. Increased food cost related to changes in menu items sold and bakery promotions offset these positive variances. For the year, food cost decreased due to selective menu price increases in 1998 and lower commodity costs. The decreases were partially offset by the increased costs associated with product upgrades on certain key items. Additionally, as Foxtail's revenues have increased as a percent of total revenues, the relatively higher food cost percentages on Foxtail products has impacted the Company's food cost percentages.

Labor and benefits:

Labor and benefits expense, as a percentage of total revenues, decreased 0.6 and increased 0.4 percentage points for the third quarter and nine months ended September 30, 1999, respectively. The impact of an increased average guest check on labor and increased productivity in the company's restaurants combined with improved productivity at Foxtail more than offset average wage rate increases in the quarter.

Year to date, increases in group health insurance costs, lower productivity and an increase in average wage rates drove the negative variance versus prior year. The Company made significant changes to its group health insurance plan in July 1999, which the Company believes will mitigate future increases in certain employee insurance costs.

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

Operating expenses:

Operating expenses, expressed as a percentage of total revenues, decreased 0.6 and 0.3 percentage points compared to the three and nine months ended September 30, 1998. The elimination of certain outside service expenses and the impact of an increased guest check average on fixed expenses were the primary reasons for the decreases from 1998 periods. The decreases were partially offset by increases in Foxtail distribution costs and increased franchise operating costs.

General and administrative:

General and administrative expenses increased 2.2% and 5.3% over the three and nine months ended September 30, 1999. This increase is due to higher incentive costs associated with continued growth in Company performance and the higher cost of administrative support.

Depreciation and amortization:

Depreciation and amortization expense for the three and nine months ended September 30, 1999 increased 5.8% and 5.6% over the same periods last year due primarily to the addition of new Company-operated restaurants and the upgrade and maintenance of existing restaurants.

Interest, net:

Interest expense for the three and nine months ended September 30, 1999, decreased 0.8% and increased 7.1%, respectively, over the same periods last year. Decreased interest expense related to capital leases and lower average borrowings and lower interest rates on the Company's revolving line of credit facility contributed to the decrease for the quarter. Interest expense increased for the nine month period primarily as the result of debt incurred in May 1998 which was used to consummate the Reorganization.

Other:

The Company recognized a gain in the second quarter of 1999 totaling $427,000 related to the early termination of a lease obligation. Losses for asset write-downs totaled $420,000. This loss primarily relates to a property for which the lease expired in September 1999 for which the Company did not exercise an available lease option. As a result, the related leasehold improvements were written off when the decision was made not to renew the lease. In addition, development of two prospective restaurant sites was discontinued.

Results of operations for the nine months ended September 30, 1999 reflect a $340,000 cumulative effect of change in accounting principle charge against earnings, net of income taxes, related to the adoption of SOP 98-5 "Reporting on the Costs of Start-Up Activities," which requires the costs of start-up activities to be expensed as incurred. Prior to 1999, the Company deferred new store preopening costs and amortized them over the twelve months following the opening of the restaurant.

Results of operations for the nine months ended September 30, 1998 reflect a $500,000 non-cash charge against earnings related to the write-down of certain assets impaired under SFAS No. 121. In addition, the Company recorded a net loss in the prior year of $400,000 related to the disposition of assets; this amount included a loss of approximately $845,000 on the disposal of two properties and the recognition of a previously deferred gain of approximately $445,000 under SFAS No. 66, "Accounting for Sales of Real Estate," related to the sale of property in 1994.

CAPITAL RESOURCES AND LIQUIDITY

Principal uses of cash during the third quarter and first nine months ended September 30, 1999, were capital expenditures and net payments on the Company's revolving line of credit. Capital expenditures consisted primarily of development costs for new Company-operated restaurants and costs related to remodels and maintenance of existing restaurants. One new restaurant was opened in the third quarter of 1999 and four sites were under development as of September 30, 1999, three of which are expected to open before December 31, 1999. The Company's primary source of funding was cash provided by operations.

The following table summarizes capital expenditures for each of the years in the three-year period ended December 31, 1998 and the nine months ended September 30, 1999 and 1998, respectively (in thousands):



                                                                        NINE MONTHS ENDED
                                     YEARS ENDED DECEMBER 31               SEPTEMBER 30
                                ---------------------------------      --------------------
                                  1998        1997         1996          1999        1998
                                -------      -------      -------      -------      -------
Maintenance                     $ 4,141      $ 3,453      $ 2,987      $ 3,492      $ 2,590
New sites                        12,845        6,193        1,947        6,667        8,805
Manufacturing                     1,152          714          651          699          980
Remodeling and Reimaging          4,144        2,790        4,064        3,316        2,785
Other                             2,864        1,952        2,212        1,687        3,100
                                -------      -------      -------      -------      -------
Total Capital Expenditures      $25,146      $15,102      $11,861      $15,861      $18,260
                                =======      =======      =======      =======      =======

The Company's capital budget for 1999 is $28.0 million. The Company plans to add up to three additional Company-operated restaurants during the fourth quarter of 1999. The remaining capital budget will be primarily applied to remodels of existing restaurants, restaurant maintenance, and improvements to the Company's infrastructure equipment. The primary source of funding for these projects is expected to be cash provided by operations and borrowings under the Company's revolving credit facility. Capital spending could vary significantly from estimated amounts as certain of these expenditures are discretionary in nature.

On December 22, 1997, PFR issued $130,000,000 of 10.125% Unsecured Senior Notes (the "Notes") due December 15, 2007. The proceeds were used to repay outstanding senior notes and borrowings under PFR's revolving line of credit, purchase Units from the public and pay expenses relative to PFR's Going Private Transaction.

PFR maintains a secured $50,000,000 revolving line of credit facility (the "Credit Facility") with a sublimit for up to $5,000,000 of letters of credit. The Credit Facility is guaranteed by TRC, PRI, PMC and Perkins Finance Corp., a wholly-owned subsidiary of PFR, and matures on January 1, 2003, at which time all amounts become payable. All amounts under the facility bear interest at floating rates based on the agent's base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is secured by a first priority lien on substantially all of the assets of PFR. As of September 30, 1999, $1,500,000 in borrowings and $1,573,000 of letters of credit were outstanding under the facility.

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

The Notes and the Credit Facility restrict the ability of PFR to pay dividends or distributions to its equity holders. For the three and nine months ended September 30, 1999, PFR made Tax Distributions totaling approximately $1,667,000 and $3,761,000, respectively, to its equity holders, all of whom are direct or indirect wholly-owned subsidiaries of TRC.

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

The Company is exploring the possibility of acquiring all of the outstanding stock of the Company not owned by Donald N. Smith for approximately $47.2 million. Any such transaction would be subject to the Company's ability to finance the transaction which it would do through a combination of the issuance of additional equity securities and debt. Any such transaction also would be subject to the terms of the Credit Facility and bond indentures of PFR and TRC.

YEAR 2000

The Year 2000 presents a critical business issue due to the possibility that many computerized systems will not be able to process information including dates beginning in the Year 2000. In recent years, the Company has upgraded computer hardware and software in the normal course of business to Year 2000 compliant technology. A review of computer systems and software, including non-information technology systems, has been completed. No material costs associated with achieving Year 2000 compliance internally have been experienced or are anticipated based on this review.

The nature of the Company's business is such that the ability of outside vendors to supply the Company's restaurants with food and related products and preparedness of the Company's franchisees to appropriately assess and address Year 2000 business risks represent the primary risks to the Company from third parties. In response to these risks, questionnaires have been sent to all of the Company's primary vendors to obtain reasonable assurances that adequate plans have been developed to address the Year 2000 issue. The returned questionnaires have been assessed by the Company. Based on these responses, the Company has no reason to believe that significant business risks exist; however, the responses do not provide any guarantees that unidentified failures by critical vendors will not occur.

The Company's franchisees have been provided with information regarding the potential business risks associated with the Year 2000 issue. The Year 2000 readiness of significant franchisees has been assessed and, although the Company cannot provide assurance as to their readiness, no significant risks have been identified. However, failures by significant franchisees could result in a material adverse effect on the Company's operations. To mitigate exposure for both Company-owned and franchised restaurants, the Company is developing contingency plans to assist restaurant personnel in providing for quick response and, if necessary, limited service in those restaurants that do experience interruptions of service from critical vendors.

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

ITEM 2A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company currently has market risk sensitive instruments related to interest rates. The Company is not subject to significant exposure for changing interest rates on the Notes or the TRC Notes because the interest rates are fixed. PFR has in place a $50,000,000 line of credit facility which matures on January 1, 2003. All borrowings under the facility bear interest at floating rates based on the agent's base rate or Eurodollar rates. PFR had $1,500,000 outstanding under the line of credit facility at September 30, 1999. While changes in market interest rates would affect the cost of funds borrowed in the future, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be material.

Commodity Price Risk

Many of the food products purchased by the Company are affected by commodity pricing and are therefore subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside the control of the Company. The majority of the Company's supplies and raw materials are available from several sources and the Company is not dependent upon any single source for these items. If any existing suppliers fail, or are unable to deliver in quantities required by the Company, the Company believes that there are sufficient other quality suppliers in the marketplace that its sources of supply can be replaced as necessary. At times, the Company enters into purchase contracts of one year or less or purchases bulk quantities for future use of certain items in order to control commodity pricing risks. Certain significant items that could be subject to price fluctuations are beef, pork, coffee, eggs, vegetable oils, wheat products and corn products. The Company believes it will be able to pass through increased commodity costs by adjusting menu pricing in most cases. Additionally, the Company's product offerings and marketing events are relatively diverse. Therefore the company has the flexibility to adjust its product mix to take advantage of or limit exposure to commodity cost fluctuations. The Company believes that any reasonably possible near-term changes in commodity pricing which cannot be offset by changes in menu pricing, or other product delivery strategies, would not be material.

PART II - OTHER INFORMATION

Item 5. Other Information

In October 1999, TRC Realty terminated its lease for an aircraft with GE Capital Corporation which originally expired in May 2004. In November 1999, TRC Realty entered into a lease with GE Capital Corporation for a new aircraft expiring in November 2009.

Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits - Reference is made to the Index of Exhibits attached hereto as page 21 and made a part hereof.

(b)    Reports on Form 8-K -  None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          THE RESTAURANT COMPANY



DATE:  November 15, 1999                  BY: /s/ Steven R. McClellan
       ----------------------                -----------------------------------
                                             Steven R. McClellan
                                             Vice President,
                                             Chief Financial Officer

Exhibit Index


         Exhibit No.              Description
         -----------              -----------
             10.1                 Airplane lease between TRC Realty and
                                  GE Capital Corporation

             27                   Financial Data Schedule
