Form 10-K
period 1999-12-31
RESTAURANT CO
filed 2000-03-30
CIK 1047040

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K
(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF
                         1934 For the fiscal year ended
                               December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period ________ from to ________

                        Commission File Number 333-57925

                             THE RESTAURANT COMPANY
             (Exact name of Registrant as specified in its charter)

             Delaware                                    62-1254388
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

6075  Poplar Ave. Suite 800 Memphis, TN                     38119
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

GENERAL. The Restaurant Company ("the Company," "Perkins," or "TRC") is a wholly-owned subsidiary of The Restaurant Holding Company ("RHC"). TRC conducts business under the name "Perkins Restaurant and Bakery". TRC is also the sole stockholder of TRC Realty LLC and Perkins Finance Corp. RHC is owned by Donald
N. Smith ("Mr. Smith"), TRC's Chairman and Chief Executive Officer, and BancBoston Ventures, Inc. Mr. Smith is also the Chairman and Chief Executive Officer of Friendly Ice Cream Corporation ("FICC"), which operates and franchises approximately 600 restaurants, located primarily in the northeastern United States. Mr. Smith owns 8.5% of the common stock of FICC.

THE RECAPITALIZATION. Prior to December 13, 1999, TRC was the sole stockholder of Perkins Restaurants Inc. ("PRI") which was a limited partner and indirect owner of 100% of Perkins Family Restaurants, L.P. ("PFR") and the parent of PFR's general partner, Perkins Management Company, Inc. ("PMC"). On December 13, 1999, PMC was merged into PRI. On December 15, 1999, PRI was merged into TRC. As a result of these mergers, PFR, which had been an indirect wholly-owned subsidiary of TRC, became a direct wholly-owned subsidiary of TRC, and TRC became the general partner of PFR.

On December 22, 1999, through a series of transactions, TRC repurchased all of its outstanding shares other than those owned by Mr. Smith. Mr. Smith contributed all of his shares in TRC to RHC, and PFR was merged into TRC. As a result, TRC became a 100% owned subsidiary of RHC. No change in the Company's management or business strategy has occurred as a result of the Recapitalization.

THE REORGANIZATION. On May 7, 1998, TRC and Harrah's Entertainment, Inc. ("Harrah's") entered into an agreement whereby TRC redeemed 100% of Harrah's interest in the Company ("the Reorganization"). The closing of the Reorganization occurred on May 18, 1998. As a result of the Reorganization, TRC's common stock was owned 50.0% by Mr. Smith, 42.3% by The Equitable Life Assurance Society of the United States ("Equitable") and 7.7% by others.

THE GOING PRIVATE TRANSACTION. Prior to December 22, 1997, PFR was a limited partnership 48.6% indirectly owned (including its general partner's interest) by TRC. The remainder of the limited partnership units ("Units") were traded on the New York Stock Exchange under the symbol "PFR". The Company's business was conducted through Perkins Restaurants Operating Company, L.P. ("PROC"), a Delaware limited partnership. PFR was the sole limited partner and owned 99% of PROC, and PMC was the sole general partner and owned the remaining 1% of PROC. Upon a majority vote of the holders of the publicly traded Units, 5.44 million Units held by persons other than TRC and its subsidiaries were converted into the right to receive $14.00 in cash per Unit (the "Going Private Transaction"). Additionally, PROC was merged into PFR, and PMC's 1% general partnership interest in PROC was converted into a limited partnership interest in PFR. Upon consummation of the Going Private Transaction on December 22, 1997, PFR became an indirect wholly-owned subsidiary of TRC.

OPERATIONS. The Company operates and franchises mid-scale restaurants which serve a wide variety of high quality, moderately-priced breakfast, lunch and dinner entrees. Perkins restaurants provide table service, and many are open 24 hours a day (except Christmas day and certain late night hours in selected markets), seven days a week. As of December 31, 1999, entrees served in Company-operated restaurants ranged in price from $3.39 to $9.59 for breakfast, $4.69 to $9.59 for lunch and $6.29 to $9.59 for dinner. On December 31, 1999, there were 474 full-service restaurants in the Perkins' system, of which 141 were Company-operated restaurants and 333 were franchised restaurants. Both the Company-operated restaurants and franchised restaurants operate under the names "Perkins Restaurant and Bakery," "Perkins Family Restaurant," "Perkins Family Restaurant and Bakery," or "Perkins Restaurant" and the mark "Perkins." The restaurants are located in 35 states with the largest number in Minnesota, Ohio, Pennsylvania, Florida and Wisconsin (see Significant Franchisees). Perkins has 16 franchised restaurants in Canada.

Perkins offers its guests a "core menu" consisting of certain required menu offerings that each Company-operated and franchised restaurant must offer. Additional items are offered to meet regional and local tastes. All menu items at franchised restaurants must be approved by Perkins. Menu offerings continually evolve to meet changing consumer tastes. Perkins buys television, radio, outdoor and print advertisements to encourage trial, to promote product lines and to increase guest traffic. Perkins has also installed a computerized labor scheduling and administrative system called PRISM in all Company-operated restaurants to improve Perkins' operating efficiency. PRISM is also available to franchisees and is currently utilized in approximately 74% of franchised restaurants.

The Company also offers cookie doughs, muffin batters, pancake mixes, pies and other food products for sale to its Company-operated and franchised restaurants and bakery and food service distributors through Foxtail Foods ("Foxtail"), the Company's manufacturing division. During 1999, sales of products from this division to Perkins franchisees and outside third parties constituted approximately 9.1% of total revenues of the Company.

Franchised restaurants operate pursuant to license agreements generally having an initial term of 20 years, and pursuant to which a royalty fee (usually 4% of gross sales) and an advertising contribution (typically 3% of gross sales) are paid. Franchisees pay a non-refundable license fee of $40,000 for the opening of new restaurants. Franchisees opening their third and subsequent restaurants pay a license fee of between $25,000 and $50,000 depending on the level of assistance provided by the Company in opening the restaurant. License agreements are typically terminable by franchisees on 12 to 15 months prior notice and upon payment of specified liquidated damages. Franchisees do not typically have express renewal rights. In 1999, average annual royalties paid by franchisees were approximately $61,800. The following number of license agreements are scheduled to expire in the years indicated: 2000 - seven; 2001 - eight; 2002 - nine; 2003 - nineteen; 2004 - twenty-five. Franchisees typically apply for and receive new license agreements.

DESIGN DEVELOPMENT. Company restaurants are primarily located in free-standing buildings with between approximately 90 to 250 seats. The Company employs an on-going system of prototype development, testing and remodeling to maintain operationally efficient, cost-effective and unique interior and exterior facility design and decor. The current prototype packages feature modern, distinctive interior and exterior layouts that enhance operating efficiencies and guest appeal. As of December 31, 1999, approximately 97% of Company-operated restaurants were either new or remodeled since January 1, 1994.

To promote a consistent and current image throughout the Perkins system, the Company encourages its franchisees to remodel their restaurants. Forty-six franchised restaurants were remodeled in 1998 and an additional fifty-seven restaurants were remodeled in 1999. Franchised restaurants that were either new or remodeled since 1994 represent approximately 91% of the total franchise system.

SYSTEM DEVELOPMENT. The Company opened four new Company-operated restaurants in 1999. Three of these restaurants were located in the Tampa, FL area, and one was located in Lady Lakes, FL. Twenty-two new franchised Perkins restaurants opened during the year, and six new franchise owners joined the system.

RESEARCH AND DEVELOPMENT. Each year, the Company develops and tests a wide variety of products with potential to enhance variety and appeal of its menu. In addition to evaluations conducted in the Company's 3,000 square foot test kitchen in Memphis, new products undergo extensive operations and consumer testing to determine acceptance. While this effort is an integral part of the Company's overall operations, it was not a material expense in 1999. In addition, no material amounts were spent to conduct consumer research in 1999.

SIGNIFICANT FRANCHISEES. As of December 31, 1999, four franchisees, otherwise unaffiliated with the Company, owned 88 of the 333 franchised restaurants and bakeries. These franchisees operated 29, 20, 20 and 19 restaurants, respectively. Forty-nine of these restaurants were located in Pennsylvania, and the remaining 39 were located across Wisconsin, Tennessee, Florida, Nebraska, Minnesota, Ohio and Kentucky. During 1999, Perkins earned net royalties and license fees of $1,825,000, $1,560,000, $1,515,000 and $865,000 respectively from these franchisees.

A franchisee of the Company which operated 19 restaurants as of December 31, 1999, filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Ohio on October 27, 1999. Management believes it is possible that the majority of these restaurants will remain in the Perkins system through acquisition of the franchisee's operations by a third party. During 1999, the Company earned royalties from these restaurants totaling approximately $865,000. As of December 31, 1999, the franchisee owed the Company $392,000 in pre-petition royalty fees. Additionally, the franchisee owed the Company $169,000 in post-petition royalties. Although the franchisee's obligations to the Company are guaranteed by the principals of the franchisee, collection under the guarantees is uncertain and, therefore, the pre-petition obligations are fully reserved.

FRANCHISE GUARANTEES. In the past, the Company has sponsored financing programs offered by certain lending institutions to assist its franchisees in procuring funds for the construction of new franchised restaurants and to purchase and install in-store bakeries. The Company provides a limited guaranty of funds borrowed. At December 31, 1999, there were approximately $2,759,000 in borrowings outstanding under these programs. The Company has guaranteed $824,000 of these borrowings. No additional borrowings are available under these programs.

In early 1998, the Company entered into a separate two year limited guarantee of $1,200,000 in borrowings of a franchisee which were used to construct a new franchised restaurant. As of December 31, 1999, the outstanding balance on the loan was $1,187,000. The guarantee expired on February 26, 2000.

During 1999, the Company entered into an agreement to loan up to $775,000 to a franchisee to be used in remodeling and upgrading existing restaurants. These funds are primarily being used for improvements to sites owned or leased by the Company which are being leased to the franchisee. The principal and interest will be paid by the franchisee over a five year period beginning March 1, 2000. As of December 31, 1999, there was $709,000 outstanding under the loan agreement.

SERVICE FEE AGREEMENTS. The Company's predecessors entered into arrangements with several different parties which have reserved territorial rights under which specified payments are to be made by the Company based on a percentage of gross sales from certain restaurants and for new restaurants opened within certain geographic regions. During 1999, the Company paid an aggregate of $2,402,000 under such arrangements. Three of such agreements are currently in effect. Of these, one expires upon the death of the beneficiary, one expires in the year 2075 and the remaining agreement remains in effect as long as the Company operates Perkins Restaurants and Bakeries in certain states.

SOURCE OF MATERIALS. Essential supplies and raw materials are available from several sources, and Perkins is not dependent upon any one source for its supplies and raw materials.

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

SEASONALITY. The Company's revenues are subject to seasonal fluctuations. Customer counts (and consequently revenues) are highest in the summer months and lowest during the winter months because of the high proportion of restaurants located in states where inclement weather adversely affects guest visits.

WORKING CAPITAL. As is typical in the restaurant industry, the Company ordinarily operates with a working capital deficit since the majority of its sales are for cash, while credit is received from its suppliers. Funds generated by cash sales in excess of those needed to service short-term obligations are used by the Company to reduce debt and acquire capital assets. At December 31, 1999, this working capital deficit was $18.6 million.

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

EMPLOYEES. As of March 20, 2000, the Company employed approximately 9,800 persons. Approximately 350 of these were administrative and manufacturing personnel and the balance were restaurant personnel. Approximately 60% of the restaurant personnel are part-time employees. The Company competes in the job market for qualified restaurant management and operational employees. The Company maintains ongoing restaurant management training programs and has on its staff full-time restaurant training managers and a training director. The Company believes that its restaurant management compensation and benefits package compares favorably with those offered by its competitors. None of the Company's employees are represented by a union.

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

ITEM 2.  PROPERTIES.

The following table lists the location of each of the Company-operated and franchised restaurants and bakeries as of December 31, 1999 (excluding two alternative formats):

                      Number of Restaurants and Bakeries

                               Company
                               Operated   Franchised    Total
                               --------   ----------    -----

            Alabama                --          1          1
            Arizona                --          9          9
            Arkansas               --          5          5
            Colorado               --         16         16
            Delaware               --          1          1
            Florida                25         20         45
            Georgia                --          3          3
            Idaho                  --          9          9
            Illinois                7          1          8
            Indiana                --          8          8
            Iowa                   17          1         18
            Kansas                  5          4          9
            Kentucky               --          4          4
            Maryland               --          4          4
            Michigan                5          1          6
            Minnesota              39         33         72
            Mississippi            --          2          2
            Missouri                9         --          9
            Montana                --          8          8
            Nebraska                5          3          8
            New Jersey             --          9          9
            New York               --          5          5
            North Carolina         --          6          6
            North Dakota            3          5          8
            Ohio                   --         54         54
            Oklahoma                3         --          3
            Pennsylvania            7         46         53
            South Carolina         --          3          3
            South Dakota           --         10         10
            Tennessee               1         13         14
            Utah                   --          1          1
            Virginia               --          1          1
            Washington             --          6          6
            Wisconsin              15         21         36
            Wyoming                --          4          4
            Canada                 --         16         16

                 Total            141        333        474

Most of the restaurants feature a distinctively styled brick or stucco building. Perkins restaurants are predominantly single-purpose, one-story, free-standing buildings averaging approximately 5,000 square feet, with a seating capacity of between 90 and 250 customers.

The following table sets forth certain information regarding Company-operated restaurants and other properties, as of December 31, 1999:

                                                                 Number of Properties(1)
                                                               ---------------------------
            Use                                                Owned     Leased      Total
            ---                                                -----     ------      -----

            Offices and Manufacturing Facilities(2)               1          9         10
            Perkins Restaurant and Bakery(3)                     61         80        141

---------

         (1) In addition, TRC leases 16 properties, 13 of which are subleased to others and 3 of which are vacant. TRC also owns 13 properties, 12 of which are leased to others and 1 of which is vacant.

         (2)TRC's principal office is located in Memphis, Tennessee, and currently comprises approximately 53,500 square feet under a lease expiring on May 31, 2003, subject to renewal by the Company for a maximum of 60 months. In addition, the Company owns a 25,149 square-foot manufacturing facility in Cincinnati, OH, and leases two other properties in Cincinnati, OH, consisting of 36,000 square feet and 60,000 square feet, respectively, for use as manufacturing facilities.

         (3) The average term of the remaining leases is 8 years, excluding renewal options. The longest lease term will mature in 41 years and the shortest lease term will mature in approximately 1 year, assuming the exercise of all renewal options.

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

         (b) Holders.

As of March 20, 2000, there was 1 Stockholder of record.

         (c) Dividends.

There were no dividends declared during 1998 or 1999.


                            INTENTIONALLY LEFT BLANK

ITEM 6.  SELECTED FINANCIAL DATA.

                    THE RESTAURANT COMPANY AND SUBSIDIARIES
                     SELECTED FINANCIAL AND OPERATING DATA
        (In Thousands, Except Per Share Data and Number of Restaurants)


                                            1999            1998            1997             1996           1995
-------------------------------------------------------------------------------------------------------------------
Income Data:
  Revenues                              $  315,700      $  299,423      $  270,161       $  253,335      $  247,534
  Net Income (Loss)                     $    7,442      $    1,109      $     (291)      $    5,021      $    3,530
  Cash Distributions Declared
    Per Share                           $        -      $        -      $        -       $        -      $        -

Balance Sheet Data:
  Total Assets                          $  200,564      $  195,638      $  208,062       $  162,849      $  167,520
  Long-Term Debt and
      Capital Lease Obligations (a)     $  164,480      $  159,101      $  136,999       $   62,317      $   67,713

Statistical Data:

  Restaurants and Bakeries in
      Operation at End of Year:

      Company-Operated (b)                     141             140             136              134             139

      Franchised (b)                           333             356             337              331             319
-------------------------------------------------------------------------------------------------------------------
           Total                               474             496             473              465             458
Average Annual Sales Per
  Company-Operated Restaurant           $    1,899      $    1,816      $    1,682       $    1,576      $    1,535

Average Annual Royalties Per
  Franchised Restaurant                 $     61.8      $     58.7      $     56.9       $     55.2      $     55.0

Total System Sales (b)                  $  790,391      $  776,164      $  710,962       $  677,959      $  648,503

  (a)  Net of current maturities

  (b)  Excluding alternative concepts.

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

Overview:

A summary of the Company's results for the three years ended December 31 is presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenues.


                                                                           1999           1998           1997
                                                                          ------         ------         ------

Revenues:
  Food sales                                                               93.1%          92.5%          92.6%
  Franchise revenues and other                                              6.9            7.5            7.4
                                                                          -----          -----          -----
Total revenues                                                            100.0          100.0          100.0
                                                                          -----          -----          -----

Costs and expenses:
  Cost of sales:
  Food cost                                                                25.8           26.2           26.8
  Labor and benefits                                                       32.7           32.1           31.0
  Operating expenses                                                       18.1           18.5           19.0
General and administrative                                                  9.4            9.8            9.9
Depreciation and amortization                                               6.7            6.6            6.0
Interest, net                                                               5.4            5.4            1.8
(Benefit from) Provision for disposition of assets, net                    (0.2)           0.1             --
Asset write-down                                                            0.2            1.1             --
Going Private Transaction                                                    --             --            2.7
Recapitalization costs                                                      0.3             --             --
Loss due to bankruptcy of franchisee                                         --            0.2             --
Other, net                                                                 (0.6)          (0.5)          (0.1)
                                                                          -----          -----          -----
Total costs and expenses                                                   97.8           99.5           97.1
                                                                          -----          -----          -----

Operating income                                                            2.2            0.5            2.9
Minority interest in net earnings of subsidiaries                            --             --           (3.0)
                                                                          -----          -----          -----
Income (loss) from continuing operations before income taxes
  and cumulative effect of change in accounting principle                   2.2            0.5           (0.1)

Benefit from (provision for) income taxes                                   0.3           (0.1)          (0.1)
                                                                          -----          -----          -----
Income (loss) from continuing operations                                    2.5            0.4           (0.2)

Discontinued operations:
  Income from operation of discontinued division,
  net of income taxes                                                        --             --            0.1
                                                                          -----          -----          -----
Net income (loss) before cumulative effect of change
  in accounting principle                                                   2.5            0.4           (0.1)
Cumulative effect of change in accounting principle,
  net of income tax benefit                                                (0.1)            --             --
                                                                          -----          -----          -----
Net income (loss)                                                           2.4%           0.4%          (0.1)%
                                                                          =====          =====          =====

Net income for 1999 was $7,442,000 versus net income of $1,109,000 in 1998 and net loss of $291,000 in 1997. Pre-tax income for 1999 included a net loss of $25,000 related to asset dispositions and write-downs and a charge of $835,000 incurred as a result of the Recapitalization. Net income for 1999 also includes a charge of $340,000, net of income tax benefit, related to the adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." Pre-tax income for 1998 included $422,000 in loss on/provision for disposition of assets, $3,373,000 in asset impairment charges and $475,000 in write-offs related to the bankruptcy of a significant franchisee. Pre-tax income for 1997 included $7,200,000 in expenses incurred in connection with the Going Private Transaction and $650,000 in non-recurring tax reorganization costs.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Revenues:

Total revenues increased 5.4% over 1998 due primarily to increased restaurant food sales and sales at Foxtail, partially offset by reduced franchise fee income.

The increase in restaurant food sales can be primarily attributed to an increase in comparable sales of 4.2% and the net addition of one new restaurant in 1999. The increase in comparable restaurant sales was due to menu price increases, higher price points on current year promotions and guest trends toward higher priced menu items. These factors resulted in an increase in average guest check of 5.1%, which was partially offset by a 0.5% decrease in comparable guest visits.

Revenues from Foxtail increased approximately 4.1% over 1998 and constituted approximately 9.1% of the Company's total 1999 revenues. In order to ensure consistency and availability of Perkins' proprietary products to each unit in the system, Foxtail offers cookie doughs, muffin batters, pancake mixes, pies and other food products to Company-operated and franchised restaurants through food service distributors.Additionally, it produces a variety of non-proprietary products for sale in various retail markets. Sales to Company-operated restaurants are eliminated in the accompanying income statements. The increase in Foxtail revenues is attributable to increased sales outside the Perkins system in order to maintain plant utilization during slower production periods.

Franchise revenues, which consist primarily of franchise royalties and initial license fees, decreased 1.8% from the prior year. The decrease is primarily due to the closing of 45 franchised restaurants during the year, 30 of which related to the loss of a single franchisee in February 1999 due to a bankruptcy liquidation. Twenty-two franchised restaurants were opened during 1999. The impact of franchised restaurant closings was offset by higher average sales volume in the new restaurants, as well as an increase in sales in existing franchised restaurants. In addition, 22 franchised stores opened in 1999 versus 35 in 1998, resulting in lower initial license fees.

Costs and Expenses:

Food cost:

In terms of total revenues, food cost decreased 0.4 percentage points from 1998. Restaurant division food cost expressed as a percentage of restaurant division sales also decreased 0.4 percentage points. The current year decrease was primarily due to lower commodity costs on eggs, pork and poultry products, menu price increases and improved margins on promotional items. These factors were partially offset by increased costs for red meat and frozen foods due to product upgrades.

The cost of Foxtail sales, in terms of total Foxtail revenues, decreased approximately 0.8 percentage points from 1998, due primarily to favorable commodity costs on certain core items, price increases and reduction of waste obtained through equipment and process upgrades. As a manufacturing operation, Foxtail typically has higher food costs as a percent of revenues than the Company's restaurants.

Labor and benefits:

Labor and benefits expense, as a percentage of total revenues, increased 0.6 percentage points from 1998. Employee insurance costs rose over the prior year due to increased overall healthcare costs, increased employee participation and increased utilization among the participants. The Company instituted several plan design changes in July 1999 and January 2000 to mitigate future increases. Labor costs have increased over the prior year due to higher wage rates, a highly competitive labor market and slightly lower productivity.

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

Operating expenses:

Operating expenses, expressed as a percentage of total revenues, decreased 0.4 percentage points from 1998 to 1999.

Restaurant division operating expenses expressed as a percentage of restaurant sales, decreased 0.7 percentage points due to the termination of a service contract with an outside vendor to perform store maintenance. The impact of increased comparable store sales on relatively fixed occupancy costs also contributed to this variance.

Foxtail expenses, expressed as a percentage of Foxtail revenue, increased 0.6 percentage points. The majority of this increase is due to increased distribution and warehousing expenses incurred as the Company has increased sales volumes. An increase in repairs and maintenance expenses also contributed to this variance.

Franchise division operating expenses, expressed as a percentage of franchise revenues, decreased 0.1 percentage point. Thirteen fewer franchise store openings in 1999 versus 1998, and the related costs associated with these openings drove the difference between the two years.

General and administrative:

General and administrative expenses decreased to 9.4% of total revenues from 9.8% of total revenues in 1998. Controlled increases in administrative support costs were combined with leveraged increases in 1998 to limit expense growth.

Depreciation and amortization:

Depreciation and amortization increased approximately 5.8% over 1998 due to the Company's continuing program to upgrade and maintain existing restaurants and the addition of four new Company-operated restaurants.

Interest, net:

Net interest expense was approximately 6.9% higher than 1998. The increase is primarily the result of a full year's interest expense on the debt incurred in May 1998 to consummate the Reorganization. In addition, interest accretes on the Senior Discount Notes on a compounding basis. Interest expense associated with capital lease obligations has decreased.

Benefit from/ Provision for disposition of assets:

During 1999, the Company recorded a gain of $567,000 related to the early termination of two leases for properties which had been previously reserved. The Company was able to terminate the leases for less than originally estimated.

Asset write-down:

$592,000 in charges related to the write-down of certain assets were recorded in 1999. These charges are primarily attributable to properties that were disposed of during the year and exit costs associated with a joint venture in which the Company was a participant.

Other:

Other income increased approximately $325,000 due to a legal recovery related to a subleased property and a gain associated with the termination of an aircraft lease by TRC Realty LLC.

Benefit from/ Provision for income taxes:

The benefit from income taxes in 1999 was $992,000. This compares to a provision for income taxes of $160,000 in 1998. As a result of the Recapitalization, the Company recorded a deferred tax benefit related to an adjustment of the Company's tax basis in certain of its assets. Excluding this benefit, the 1999 net tax provision would have been $2,341,000.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Revenues:

Total revenues increased 10.8% over 1997 due primarily to increased restaurant food sales, sales at Foxtail and increased franchise royalties.

The increase in restaurant food sales can be primarily attributed to an increase in comparable sales of 7.8% and the net addition of four new restaurants in 1998. The increase in comparable restaurant sales was due to an increase in comparable guest visits of 2.8% and selective price increases resulting in an increase in average guest check of 5.2%.

Revenues from Foxtail increased approximately 15.6% over 1997 and constituted approximately 9.2% of the Company's total 1998 revenues. This increase can be attributed to growth in the number of stores in the Perkins system and increased external sales. The increase in outside sales is due to the Company developing external sales in order to maintain plant utilization during slower production periods.

Franchise revenues increased 13.1% over the prior year due primarily to the net addition of nineteen new franchised restaurants. The increase was also impacted by an increase in sales for existing franchised restaurants.

Costs and Expenses:

Food Cost:

In terms of total revenues, food cost decreased 0.6 percentage points from 1997. Restaurant division food cost, expressed as a percentage of restaurant division sales, decreased 0.7 percentage points. These decreases were primarily due to menu price increases effective in January, May and August 1998. Lower commodity costs on pork, coffee and red meat contributed to the decrease in food cost percentage as well.

The cost of Foxtail sales, in terms of total Foxtail revenues, decreased approximately 1.7 percentage points from 1997 due primarily to certain commodity cost decreases and price increases.

Labor and benefits:

Labor and benefits expense, as a percentage of total revenues, increased 1.1 percentage points from 1997. Labor costs increased over the prior year due to higher minimum wage rates, a highly competitive labor market and slightly lower productivity. Employee insurance costs rose over the prior year due to a change in the provider network effective October 1, 1997. Many health care providers within the network began to withdraw during the year, depriving the Company of anticipated discounts. Effective October 1, 1998, the Company changed provider networks in an effort to control these costs.

Operating expenses:

Operating expenses, expressed as a percentage of total revenues, decreased 0.5 percentage points from 1997 to 1998. The decrease is primarily due to the impact of menu price increases and lower franchise service fees partially offset by increased franchise opening costs and higher external distribution and storage costs at Foxtail. Franchise service fees decreased due to the termination of two service fee agreements during 1997. Franchise opening costs increased due to the opening of 19 additional restaurants during the year compared to 1997. Foxtail external distribution and storage costs increased due to the use of outside warehousing, allowing increased efficiency within the plants and more timely availability of goods for customers.

General and administrative:

General and administrative expenses increased approximately 9.2% over 1997. This increase is primarily due to higher incentive compensation costs, restaurant development costs, field administration costs, human resources costs and administrative costs at Foxtail. In addition, payroll expense for corporate administrative staff increased over the prior year. These were planned increases deemed necessary as the Company emphasized increasing the number of new and remodeled franchised and Company-operated restaurants.

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

Interest, net:

Net interest expense was approximately 223% higher than 1997 primarily as the result of debt incurred in December 1997 and May 1998 which was used to consummate the Going Private Transaction and the Reorganization, respectively. Interest expense associated with capital lease obligations decreased.

Benefit from/Provision for disposition of assets:

During 1998, the Company recorded a net loss of $422,000 related to the loss on/provision for disposition of assets; this amount includes a loss of approximately $773,000 on the disposal of two properties and the recognition of a previously deferred gain of approximately $445,000 under Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate," related to the sale of property in 1994.

Asset write-down:

Results of operations for the twelve months ended December 31, 1998, reflect a $3,373,000 charge against earnings related to the write-down of certain assets impaired under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This charge includes the write-off of an intangible asset of $689,000 which related to future royalty income of a franchisee which became disaffiliated with the Perkins system.

Loss due to bankruptcy of franchisee:

Due to the bankruptcy of a significant franchisee, the Company recorded charges of $250,000 related to debt guaranteed by the Company and $225,000 in unreserved accounts receivable.

Other:

Other income increased approximately $1,075,000 during 1998 due primarily to $650,000 in reorganization costs incurred in 1997 associated with analyzing the alternatives to PFR's becoming a tax paying entity beginning January 1998 and increased rental income on properties leased or subleased by the Company.

Benefit from/Provision for income taxes:

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

CAPITAL RESOURCES AND LIQUIDITY

Principal uses of cash during the year were cash outlays related to the repurchase of outstanding stock from Equitable and other minority shareholders and capital expenditures. Capital expenditures consisted primarily of land, building and equipment purchases for new Company-operated restaurants, maintenance capital and costs related to remodels of existing restaurants. The Company's primary sources of funding were the sale of stock to RHC, cash provided by operations and borrowings under the Company's line of credit.

The following table summarizes capital expenditures for each of the years in the three-year period ended December 31, 1999. Years Ended December 31

                                                YEARS ENDED DECEMBER 31,
                                          ------------------------------------
                                           1999           1998           1997
                                          ------         ------         ------

Maintenance                               $ 4,778        $ 4,141        $ 3,453
New sites                                  10,100         12,845          6,193
Manufacturing                                 792          1,152            714
Remodeling and Reimaging                    5,095          4,144          2,790
Other                                       2,730          2,864          1,952
                                          -------        -------        -------
Total Capital Expenditures                $23,495        $25,146        $15,102
                                          =======        =======        =======

The Company's capital budget for 2000 is $41.6 million and includes plans to open eight new Company-operated restaurants and purchase four restaurants operated by franchisees. The primary source of funding for these projects is expected to be borrowings under the Company's line of credit and cash provided by operations. Capital spending could vary significantly from planned amounts as certain of these expenditures are discretionary in nature.

As is typical in the restaurant industry, the Company ordinarily operates with a working capital deficit since the majority of its sales are for cash, while credit is received from its suppliers. Funds generated by cash sales in excess of those needed to service short term obligations are used by the Company to reduce debt and acquire capital assets. At December 31, 1999, this working capital deficit was $18.6 million.

On December 22, 1997, the Company issued $130,000,000 of 10.125% Unsecured Senior Notes (the "Notes") due December 15, 2007. The proceeds were used to repay outstanding senior notes and borrowings under the Company's revolving line of credit, purchase Units from the public and pay expenses relative to the Company's Going Private Transaction.

On December 22, 1997, the Company obtained a secured $50,000,000 revolving line of credit facility (the "Credit Facility") with a sublimit for up to $5,000,000 of letters of credit. The Credit Facility matures on January 1, 2003, at which time all amounts become payable. All amounts under the facility will bear interest at floating rates based on the agent's base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is secured by a first priority lien on substantially all of the assets of the Company. As of December 31, 1999, $8,750,000 in borrowings and approximately $1,253,000 of letters of credit were outstanding under the facility.

On May 18, 1998, the Company issued $31,100,000 of 11.25% Senior Discount Notes (the "TRC Notes") maturing on May 15, 2008. The TRC Notes were issued at a discount to their principal amount at maturity and generated gross proceeds to TRC of $18,009,000. The proceeds were used to purchase the shares of TRC owned by Harrah's and pay expenses relative to the Reorganization.

Cash interest will not accrue or be payable on the TRC Notes prior to May 15, 2003, provided that on any semi-annual accrual date prior to May 15, 2003, TRC may elect to begin accruing cash interest on the TRC Notes (the "Cash Interest Election"). Cash interest on the TRC Notes will accrue at a rate of 11.25% per annum from the earlier of May 15, 2003 or the semi-annual accrual date with respect to which the Cash Interest Election is made and will be payable thereafter on each May 15 and November 15.

Prior to the earlier of May 15, 2003, or the semi-annual accrual date with respect to which the Cash Interest Election is made, interest on the TRC Notes will accrue at a rate of 11.25% per annum on each semi-annual accrual date and the principal amount of each TRC Note will accrete by the amount of such accrued interest (the "Accreted Value"). On May 15, 2003, TRC will be required to pay all accrued but unpaid interest on the TRC Notes by redeeming an amount per note equal to the Accreted Value of such TRC Note on May 15, 2003, less the issue price of such TRC Note, at a redemption price of 105.625% of the amount redeemed. Assuming the Company does not make the Cash Interest Election, the aggregate Accreted Value of the TRC Notes on May 15, 2003 will be $31,100,000 and the amount required to be redeemed will be $13,091,000.

The Company's ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on the Company's future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the Credit Facility, will be adequate to meet the Company's liquidity needs for the foreseeable future. The Company may, however, need to refinance all or a portion of the principal of the TRC Notes and the Notes on or prior to maturity. There can be no assurance that the Company will generate sufficient cash flow from operations, or that future borrowings will be available under the Credit Facility in an amount sufficient to enable the Company to service its indebtedness or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

BANKRUPTCY OF A SIGNIFICANT FRANCHISEE

A franchisee of the Company which operated 19 restaurants as of December 31, 1999, filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Ohio on October 27, 1999. Management believes it is possible that the majority of these restaurants will remain in the Perkins system through acquisition of the franchisee's operations by a third party. During 1999, the Company earned royalties from these restaurants totaling approximately $865,000. As of December 31, 1999, the franchisee owed the Company $392,000 in pre-petition royalty fees. Additionally, the franchisee owed the Company $169,000 in post-petition royalties. Although the franchisee's obligations to the Company are guaranteed by the principals of the franchisee, collection under the guarantees is uncertain and, therefore, the pre-petition obligations are fully reserved.

LOSS OF A SIGNIFICANT FRANCHISEE

On February 4, 1999, Denny's (a subsidiary of Advantica Restaurant Group) was the prevailing bidder in the court-supervised auction sale of 30 restaurants of Perk Development Corporation ("Perk"), the Company's upstate New York franchisee. These restaurants ceased operating as Perkins Restaurant and Bakeries on February 28, 1999. For the year ended December 31, 1998, the Company recorded a reserve for debt of the franchisee guaranteed by the Company of $250,000, a write-off of $225,000 for unreserved accounts receivable and a non-cash charge of $689,000 to write-off an intangible asset representing the estimated present value of future royalty income from the franchisee. The Company recognized as income approximately $1,925,000 in royalties from Perk during 1998.

SYSTEM DEVELOPMENT

The Company plans to open eight new Company-operated restaurants in 2000 and purchase four existing restaurants operated by franchisees. The Company expects to open between 25 and 35 franchised restaurants in 2000. In recent years, the Company has been issuing area development agreements in selected markets where both new and existing franchisees are qualified to open multiple locations within three to five years. These development agreements are expected to complement continued growth among franchisees who prefer to open a limited number of restaurants in existing and smaller markets.

NEW ACCOUNTING PRONOUNCEMENTS

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which the Company adopted in 1999. SOP 98-5 requires the costs of start-up activities to be expensed as incurred. Historically, new store preopening costs have been deferred and amortized over twelve months starting when the restaurant opens. Upon adoption of SOP 98-5, the Company recorded a cumulative effect of a change in accounting principle of $340,000, net of income tax benefit, to write off unamortized preopening costs that existed on the balance sheet at December 31, 1998.

Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133," is required to be implemented for fiscal years beginning after June 15, 2000. The Company is currently evaluating the effects of adopting this statement, but does not expect the adoption to have a material effect on the Company's financial statements.

IMPACT OF INFLATION

The Company does not believe that its operations are affected by inflation to a greater extent than are the operations of others within the restaurant industry. In the past, the Company has generally been able to offset the effects of inflation through selective periodic menu price increases.

IMPACT OF GOVERNMENTAL REGULATION

A majority of the Company's employees are paid hourly rates as determined by Federal and state minimum wage rate laws. Future increases in these rates could materially affect the Company's cost of labor. The Company is subject to various other regulatory requirements from Federal, State and local organizations. The Occupational Safety and Health Administration, the Food and Drug Administration, the Environmental Protection Agency and other governmental agencies all maintain regulations with which the Company is required to comply.

SEASONALITY

The Company's revenues are subject to seasonal fluctuations. Customer counts (and consequently revenues) are higher in the summer months and lower during the winter months because of the high proportion of restaurants located in northern states where inclement weather adversely affects guest visits. v v

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK. The Company currently has market risk sensitive instruments related to interest rates. The Company is not subject to significant exposure for changing interest rates on the Notes and TRC Notes because the interest rates are fixed. The Company has in place a $50,000,000 line of credit facility which matures on January 1, 2003. All borrowings under the facility bear interest at floating rates based on the agent's base rate or Eurodollar rates. The Company had $8,750,000 outstanding under the line of credit facility at December 31, 1999. While changes in market interest rates would affect the cost of funds borrowed in the future, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be material.

COMMODITY PRICE RISK. Many of the food products purchased by the Company are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside the control of the Company. The Company's supplies and raw materials are available from several sources and the Company is not dependent upon any single source for these items. If any existing suppliers fail, or are unable to deliver in quantities required by the Company, the Company believes that there are sufficient other quality suppliers in the marketplace that its sources of supply can be replaced as necessary. At times the Company enters into purchase contracts of one year or less or purchases bulk quantities for future use of certain items in order to control commodity pricing risks. Certain significant items that could be subject to price fluctuations are beef, pork, coffee, eggs, dairy products, wheat products and corn products. The Company believes it will be able to pass through increased commodity costs by adjusting menu pricing in most cases. However, the Company believes that any changes in commodity pricing which cannot be offset by changes in menu pricing or other product delivery strategies, would not be material.


                          [INTENTIONALLY LEFT BLANK]

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    THE RESTAURANT COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31
                                 (In Thousands)

                                                                            1999                1998                1997
                                                                          ---------           ---------           ---------

REVENUES:
      Food sales                                                          $ 293,907           $ 276,935           $ 250,193
      Franchise revenues and other                                           21,793              22,488              19,968
                                                                          ---------           ---------           ---------
Total Revenues                                                              315,700             299,423             270,161
                                                                          ---------           ---------           ---------
COSTS AND EXPENSES:
   Cost of sales:
      Food cost                                                              81,460              78,576              72,559
      Labor and benefits                                                    103,173              96,011              84,027
      Operating expenses                                                     57,205              55,413              51,212
   General and administrative                                                29,736              29,347              26,871
   Depreciation and amortization                                             21,054              19,905              16,031
   Interest, net                                                             17,160              16,045               4,963
   (Benefit from) Provision for disposition of assets, net                     (567)                422                  --
   Asset write-down                                                             592               3,373                  --
   Going Private Transaction                                                     --                  --               7,200
   Recapitalization  Costs                                                      835                  --                  --
   Loss due to bankruptcy of franchisee                                          --                 475                  --
   Other, net                                                                (1,738)             (1,413)               (338)
                                                                          ---------           ---------           ---------
Total Costs and Expenses                                                    308,910             298,154             262,525
                                                                          ---------           ---------           ---------
OPERATING INCOME                                                              6,790               1,269               7,636


MINORITY INTEREST IN NET EARNINGS OF SUBSIDIARIES                                --                  --              (7,867)
                                                                          ---------           ---------           ---------

INCOME  (LOSS) FROM CONTINUING OPERATIONS BEFORE

  INCOME TAXES AND CUMULATIVE EFFECTIVE OF CHANGE
  IN ACCOUNTING PRINCIPLE                                                     6,790               1,269                (231)

BENEFIT FROM (PROVISION FOR) INCOME TAXES                                       992                (160)               (153)
                                                                          ---------           ---------           ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                      7,782               1,109                (384)
DISCONTINUED OPERATIONS:
     Income from discontinued operations of discontinued
         division, net of income taxes of $50                                    --                  --                  93

                                                                          ---------           ---------           ---------
 NET INCOME (LOSS)  BEFORE  CUMULATIVE  EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                                             7,782               1,109                (291)

 CUMULATIVE EFFECT OF CHANGE IN  ACCOUNTING

 PRINCIPLE, NET OF INCOME TAX BENEFIT OF $188                                  (340)                 --                  --
                                                                          ---------           ---------           ---------
 NET INCOME (LOSS)                                                        $   7,442           $   1,109           $    (291)
                                                                          =========           =========           =========

 The accompanying notes are an integral part of these consolidated statements.

                    THE RESTAURANT COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31
                      (In Thousands, Except Share Amounts)

                                                                                                  1999                    1998
                                                                                                ---------               ---------
                                           ASSETS
      CURRENT ASSETS:
         Cash and cash equivalents                                                              $   2,908               $   3,150
         Receivables,  less  allowance  for doubtful  accounts of $990 and $495                     7,699                   7,178
         Inventories, at the lower of first-in, first-out cost or market                            5,513                   5,375
         Prepaid expenses and other current assets                                                  1,193                   1,999
         Deferred income taxes                                                                        635                     209
                                                                                                ---------               ---------
           Total current assets                                                                    17,948                  17,911
                                                                                                ---------               ---------

      PROPERTY AND EQUIPMENT, at cost, net of
            accumulated depreciation and amortization                                             135,659                 131,283
      INTANGIBLE  ASSETS, net of accumulated  amortization of $32,456 and $30,147                  34,175                  36,341
      NOTES RECEIVABLE                                                                              2,462                   1,853
      DEFERRED INCOME TAXES                                                                         2,170                      --
      OTHER ASSETS                                                                                  8,150                   8,250
                                                                                                ---------               ---------
                                                                                                  200,564               $ 195,638
                                                                                                =========               =========


                  LIABILITIES AND STOCKHOLDERS' INVESTMENT
      CURRENT LIABILITIES:
         Current  maturities of capital lease obligations                                       $     942               $   1,229
         Accounts payable                                                                          15,510                  11,568
         Accrued expenses                                                                          20,065                  23,228
                                                                                                ---------               ---------
            Total current liabilities                                                              36,517                  36,025
                                                                                                ---------               ---------

      CAPITAL LEASE OBLIGATIONS, less current maturities                                            4,064                   5,767
      LONG-TERM DEBT                                                                              160,416                 153,334
      DEFERRED INCOME TAXES AND OTHER                                                               4,727                   4,616
      COMMITMENTS AND CONTINGENCIES (Notes 7 and 13)
      STOCKHOLDERS' INVESTMENT:
        Common stock, $.01 par value, 100,000 shares authorized,
          10,820 and 11,640 issued and outstanding                                                      1                       1
        Additional paid-in capital                                                                      -                     969
        Accumulated deficit                                                                        (5,161)                 (5,074)
                                                                                                ---------               ---------
                                                                                                   (5,160)                 (4,104)
                                                                                                =========               =========
                                                                                                $ 200,564               $ 195,638
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

                    THE RESTAURANT COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                                 (In Thousands)

                                                                Additional
                                                 Common           Paid-In           Accumulated
                                                 Stock            Capital             Deficit            Total
                                               ---------        ----------          -----------        ---------

Balance at December 31, 1996                   $       1         $  18,252          $  (5,894)         $  12,359
Net loss                                              --                --               (291)              (291)
                                               ---------         ---------          ---------          ---------
Balance at December 31, 1997                           1            18,252             (6,185)            12,068
                                               ---------         ---------          ---------          ---------
Net income                                            --                --              1,109              1,109

Repurchase and retirement of stock                    --           (17,282)                --            (17,282)

Other                                                 --                (1)                 2                  1
                                               ---------         ---------          ---------          ---------
Balance at December 31, 1998                           1               969             (5,074)            (4,104)

Net income                                            --                --              7,442              7,442

Issuance of stock                                     --            38,750                 --             38,750

Repurchase and retirement of stock                    --           (39,719)            (7,529)           (47,248)

                                               ---------         ---------          ---------          ---------
Balance at December 31, 1999                   $       1         $      --          $  (5,161)         $  (5,160)
                                               =========         =========          =========          =========

 The accompanying notes are an integral part of these consolidated statements.

                    THE RESTAURANT COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31
                                 (In Thousands)

                                                                               1999              1998              1997
                                                                             --------          --------          --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                            $  7,442          $  1,109          $   (291)
Adjustments  to reconcile  net income (loss)
     to net cash provided by operating activities
  Depreciation and amortization                                                21,054            19,905            16,031
  Going Private Transaction expenses                                               --                --             7,200
  Change in accounting principle                                                  340                --                --
  (Benefit from) Provision for disposition of assets                             (567)              197                --
  Asset write-down                                                                592             3,373                --
  Minority interest in net earnings of subsidiaries                                --                --             7,867
  Other non-cash income and expense items, net                                    580             1,656               974
  Earnings from discontinued operations                                            --                --               (93)
  Net changes in other operating assets and liabilities                          (973)           (1,959)            1,412
                                                                             --------          --------          --------
  Total adjustments                                                            21,026            23,172            33,391
                                                                             --------          --------          --------
  Net cash provided by operating activities                                    28,468            24,281            33,100
                                                                             --------          --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for property and equipment                                        (23,495)          (25,146)          (15,102)
  Proceeds from sale of property and equipment                                     --             1,095             1,513
  Proceeds from the sale of Restaurant Insurance Corporation                       --                --             2,300
  Payments on notes receivable                                                    227             1,249             1,154
  Other, net                                                                      200              (110)             (920)
                                                                             --------          --------          --------
  Net cash used in investing activities                                       (23,068)          (22,912)          (11,055)
                                                                             --------          --------          --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from long-term debt                                             4,750            22,009            70,848
   Principal payments under capital lease obligations                          (1,821)           (1,304)           (1,956)
   Distributions to unitholders of Perkins Family Restaurants, L.P.                --                --            (7,040)
   Deferred financing costs                                                        --            (1,266)           (5,474)
   Purchase of minority interest                                                  (73)          (16,403)          (66,266)
   Issuance of stock                                                           38,750                --                --
   Repurchase of stock                                                        (47,248)          (17,282)               --
                                                                             --------          --------          --------
   Net cash used in financing activities                                       (5,642)          (14,246)           (9,888)
                                                                             --------          --------          --------
   Net increase (decrease) in cash and cash equivalents                          (242)          (12,877)           12,157

 CASH AND CASH EQUIVALENTS:
   Balance, beginning of year                                                   3,150            16,027             3,870
                                                                             --------          --------          --------
   Balance, end of year                                                      $  2,908          $  3,150          $ 16,027
                                                                             ========          ========          ========

 The accompanying notes are an integral part of these consolidated statements.

                    THE RESTAURANT COMPANY AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1999


(1)   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization --
The Restaurant Company ("TRC", "Perkins" or the "Company") is a Delaware corporation and is a wholly-owned subsidiary of The Restaurant Holding Corporation ("RHC"). RHC is owned by Donald N. Smith ("Mr. Smith") and BancBoston Ventures, Inc., a subsidiary of Fleet Boston Financial Corp., who own 70.0% and 30.0%, respectively.

Mr. Smith is also the Chairman and Chief Executive Officer of Friendly Ice Cream Corporation ("FICC"), which operates and franchises approximately 600 restaurants, located primarily in the northeastern United States. Mr. Smith owns 8.5% of the common stock of FICC.

TRC operates and franchises mid-scale restaurants which serve a wide variety of high quality, moderately priced breakfast, lunch, and dinner entrees, snacks and bakery products. TRC and its franchisees operate under the names "Perkins Restaurant and Bakery," "Perkins Family Restaurant," "Perkins Family Restaurant and Bakery" and "Perkins Restaurant." Perkins restaurants provide table service, and many are open 24 hours a day (except Christmas day and certain late night hours in selected markets), seven days a week. The restaurants are located in 35 states with the largest number in Minnesota, Ohio, Pennsylvania, Florida and Wisconsin. There are sixteen franchised restaurants located in Canada. TRC also offers cookie doughs, muffin batters, pancake mixes, pies and other food products for sale to restaurants operated by TRC and its franchisees and bakery and food service distributors through Foxtail Foods ("Foxtail"), TRC's manufacturing division.

TRC Realty LLC --
TRC Realty LLC is a 100% owned subsidiary of TRC. TRC Realty LLC's sole purpose is the operation of an airplane which is used for business purposes of TRC and FICC.

Perkins Finance Corp.--
Perkins Finance Corp. ("PFC") is a wholly-owned subsidiary of TRC, and was created solely to act as the co-issuer of its 10.125% Senior Notes. PFC has no operations of any kind and does not have any revenues.

Restaurant  Insurance Corporation--
Restaurant Insurance Corporation ("RIC"), formerly a wholly-owned subsidiary of TRC, was incorporated on May 24, 1993 to reinsure 100% of the risk from the insurer of FICC up to $500,000 per occurrence on policies relating to FICC's operations. Types of coverage reinsured included workers' compensation, employer's liability and auto liability. RIC was sold in March 1997 and is accounted for in the accompanying financial statements as a discontinued operation. See Note 16.

Basis of Presentation --
The accompanying financial statements include the consolidated results of TRC and subsidiaries for the fiscal years ended December 31, 1999, 1998 and 1997. All material intercompany transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to current year presentation.

Estimates --
The presentation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents --
The Company considers all investments with an original maturity of three months or less to be cash equivalents.

Franchise Revenue --
Franchisees of TRC are required to pay an initial fee to TRC when each franchise is granted. These fees are not recognized as income until the restaurants open. TRC also receives franchise royalties ranging from one to six percent of the gross sales of each franchised restaurant. These royalties are recorded as income monthly.

Advertising --
TRC expenses the costs of advertising. Net advertising expense was $12,288,000, $11,644,000 and $10,784,000 for the fiscal years 1999, 1998 and 1997, respectively.

Property and Equipment --
Major renewals and betterments are capitalized; replacements and maintenance and repairs which do not extend the lives of the assets are charged to operations as incurred.

Income taxes--
Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to be in effect when the taxes are paid.

Preopening Costs --
Historically, new store preopening costs have been deferred and amortized over twelve months starting when the restaurant opens. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which the Company adopted in 1999. SOP 98-5 requires the costs of start-up activities to be expensed as incurred. Upon adoption of SOP 98-5, the Company recorded a charge of $340,000, after income tax benefit, for the cumulative effect of a change in accounting principle to write off the unamortized preopening costs that existed on the balance sheet as of December 31, 1998.

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

(2)   THE RECAPITALIZATION:

Prior to December 13, 1999, TRC was the sole stockholder of Perkins Restaurants Inc. ("PRI") which was a limited partner and indirect owner of 100% of Perkins Family Restaurants, L.P. ("PFR") and the parent of PFR's general partner, Perkins Management Company, Inc. ("PMC"). On December 13, 1999, PMC was merged into PRI. On December 15, 1999, PRI was merged into TRC. As a result of these mergers, PFR, which had been an indirect wholly-owned subsidiary of TRC, became a direct wholly-owned subsidiary of TRC, and TRC became the general partner of PFR.

On December 22, 1999, through a series of transactions, TRC repurchased all of its outstanding shares other than those owned by Mr. Smith. Mr. Smith contributed all of his shares in TRC to RHC, and PFR was merged into TRC. As a result, TRC became a 100% owned subsidiary of RHC. The Company expensed $835,000 in connection with the Recaptialization which is reflected in the accompanying Consolidated Statements of Operations for the year ended December 31, 1999. No change in the Company's management or business strategy has occurred as a result of the Recapitalization.

(3)   THE REORGANIZATION:

Prior to May 18, 1998, TRC's principal stockholders were Harrah's Operating Company, a subsidiary of Harrah's Entertainment, Inc. ("Harrah's"), Mr. Smith and The Equitable Life Assurance Society of the United States ("Equitable"). Harrah's and Mr. Smith each owned approximately 33.3% of TRC and Equitable owned 28.2%.

On May 18, 1998, the Company redeemed 100% of Harrah's interest in the Company (the "Reorganization"). Approximately $18.0 million was required to consummate the Reorganization and pay related expenses. The Reorganization was funded by the issuance of $18.0 million of 11.25% Senior Discount Notes due 2008 with an aggregate original amount at maturity of $31.1 million. Subsequent to the transaction, Mr. Smith and Equitable owned 50.0% and 42.3% of the Company, respectively.

(4)   THE GOING PRIVATE TRANSACTION:

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

TRC's treatment of the Going Private Transaction as an acquisition of a minority interest of a subsidiary resulted in accounting adjustments in accordance with the purchase method of accounting as a step acquisition. The effect of these adjustments is summarized as follows (in thousands):


Total purchase price of Units (including direct costs of $1,569)                  $  77,758
Less: Minority interest in PFR                                                      (36,677)
                                                                                  ---------
  Total                                                                           $  41,081
                                                                                  =========
Allocation of step-up of assets:
Property and equipment                                                            $  13,830
Franchise agreements                                                                 10,630
Goodwill                                                                              5,909
Deferred taxes                                                                       10,712
                                                                                  ---------
  Total                                                                           $  41,081
                                                                                  =========

Franchise agreements are amortized using the straight-line method over the remaining life of each specific franchise agreement (generally 1 to 20 years). Goodwill is amortized using the straight-line method over 40 years.

The Going Private Transaction accounting adjustments resulted in additional depreciation and amortization expense of approximately $2,373,000 in 1999 and $2,750,000 in 1998. As the Going Private Transaction occurred on December 22, 1997, there was no material impact on the results of operations for the year ended December 31, 1997. Expenses of $7,200,000 incurred in connection with the Going Private Transaction are reflected in the accompanying Consolidated Statements of Operations for the year ended December 31, 1997.

The following unaudited proforma results of operations for 1997 give effect to the Going Private Transaction, excluding the $7,200,000 in Going Private Transaction expenses, as if it had occurred at the beginning of 1997. This proforma information does not necessarily represent what the results would have been had the Going Private Transaction occurred at the beginning of 1997.

                                              (Unaudited)
                                            (in thousands)
                                           ------------------
                                                 1997
                                           ------------------
                   Revenues                   $   270,161
                   Net income                 $     2,136

(5)   SUPPLEMENTAL CASH FLOW INFORMATION:

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the years ended December 31 consisted of the following (in thousands):

                                                        1999              1998             1997
                                                     ---------         ---------         ---------
(Increase) Decrease in:
  Receivables                                        $  (1,921)        $    (253)        $  (3,359)
  Inventories                                             (138)           (1,139)                4
  Prepaid expenses and other current assets                266              (702)             (126)
  Other assets                                          (4,673)              795              (427)

Increase (Decrease) in:
  Accounts payable                                       3,944               155             2,063
  Accrued expenses                                        (630)            2,992             3,461
  Other liabilities                                      2,179            (3,807)             (204)
                                                     ---------         ---------         ---------
                                                     $    (973)        $  (1,959)        $   1,412
                                                     =========         =========         =========


Other supplemental cash flow information for the years ended December 31 consisted of the following (in thousands):

                                            1999             1998              1997
                                       ------------     --------------     ------------
Cash paid for interest                 $    13,792      $      13,398      $     5,294
Income taxes paid                            3,693              3,121            2,159
Income tax refunds received                    181                721              354

(6)   PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following as of December 31 (in thousands):

                                                             1999               1998
                                                          ----------         ----------
Owned:
  Land and land improvements                              $   36,701         $   34,770
  Buildings                                                   84,240             76,099
  Leasehold improvements                                      41,929             40,195
  Equipment                                                   75,625             68,892
  Construction in progress                                     2,780              1,465
                                                          ----------         ----------
                                                             241,275            221,421
Less - accumulated depreciation and amortization            (108,697)           (93,911)
                                                          ----------         ----------
                                                             132,578            127,510
                                                          ----------         ----------
Leased:
  Buildings                                                   21,068             23,654
  Equipment                                                    1,532              1,532
                                                          ----------         ----------
                                                              22,600             25,186
Less - accumulated amortization                              (19,519)           (21,413)
                                                          ----------         ----------
                                                               3,081              3,773
                                                          ----------         ----------
                                                          $  135,659         $  131,283
                                                          ==========         ==========

Depreciation and amortization for financial reporting purposes is computed primarily using the straight-line method based on the shorter of either the estimated useful lives or the lease terms of the property, as follows:


                                                   Years
                                                   -----
 Owned:
    Land improvements                               3 - 20
    Buildings                                      20 - 30
    Leasehold improvements                          7 - 20
    Equipment                                       3 - 7
 Leased:
     Buildings                                     20 - 25
     Equipment                                        6

(7)   LEASES:

As of December 31, 1999, there were 141 full-service restaurants operated by the Company as follows:

                  65   with both land and building leased
                  61   with both land and building owned
                  15   with the land leased and building owned

As of December 31, 1999, there were 25 restaurants either leased or subleased to others by the Company as follows:

                  10 with both land and building leased
                  12 with both land and building owned
                   3 with the land leased and building owned

Most of the Company's restaurant leases have a primary term of 20 years and generally provide for two to four renewals of five years each. Certain leases provide for minimum payments plus a percentage of sales in excess of stipulated amounts.

In October 1999, TRC Realty LLC terminated its lease of an aircraft with GE Capital Corporation which originally expired in May 2004. In November 1999, TRC Realty LLC entered into a lease with GE Capital Corporation for a new aircraft expiring in November 2009.

Future minimum payments related to leases that have initial or remaining lease terms in excess of one year as of December 31, 1999 were as follows (in thousands):

                                             Lease Obligations
                                       ----------------------------
                                       Capital            Operating
                                       -------            ---------
2000                                   $ 1,426             $ 7,234
2001                                     1,340               6,689
2002                                     1,311               5,614
2003                                       866               3,911
2004                                       575               3,103
Thereafter                                 992              19,385
                                       -------             -------
  Total minimum lease payments           6,510             $45,936
                                                           =======
  Less:

  Amounts representing interest         (1,504)
                                       -------
  Capital lease obligations            $ 5,006
                                       =======

The Company's capital lease obligations have effective interest rates ranging from 7.1% to 16.1% and are payable in monthly installments through 2011.

Future minimum gross rental receipts as of December 31, 1999, were as follows (in thousands):

                                            Amounts Receivable As
                                         --------------------------
                                            Lessor       Sublessor
                                         -----------     ----------
2000                                     $     1,080     $      991
2001                                           1,041          1,000
2002                                             925            884
2003                                             925            654
2004                                             930            621
Thereafter                                     5,747          1,904
                                         -----------     ----------
Total minimum lease rentals              $    10,648     $    6,054
                                         ===========     ==========


The net rental expense included in the accompanying Consolidated Statements of Operations for operating leases was as follows for the years ended December 31 (in thousands):

                                        1999             1998             1997
                                      --------         --------         --------
Minimum rentals                       $  6,861         $  6,756         $  6,116
Contingent rentals                       1,746            1,570            1,280
Less - sublease rentals                 (1,092)          (1,225)          (1,195)
                                      --------         --------         --------
                                      $  7,515         $  7,101         $  6,201
                                      ========         ========         ========


(8)   INTANGIBLE  ASSETS:

Intangible assets, net of accumulated amortization, were as follows as of December 31 (in thousands):

                                                                      1999            1998
                                                                    --------        --------
Excess of cost over fair value of net assets acquired,
  being amortized evenly over 30 to 40 years                        $ 26,265        $ 27,404
Present value of estimated future royalty fee income
  being amortized evenly over the remaining lives of
  the franchise agreements                                             7,910           8,937
                                                                    --------        --------
                                                                    $ 34,175        $ 36,341
                                                                    ========        ========


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

(9)   ACCRUED EXPENSES:

Accrued expenses consisted of the following as of December 31 (in thousands):

                                                          1999            1998
                                                        --------        --------
Payroll and related benefits                            $ 10,138        $ 12,660
Property, real estate and sales                            2,436           2,401
taxes
Insurance                                                    424             686
Rent                                                       1,532           1,595
Other                                                      5,535           5,886
                                                        --------        --------
                                                        $ 20,065        $ 23,228
                                                        ========        ========


(10)  LONG-TERM DEBT:

Long-term debt consisted of the following at December 31 (in thousands):

                                                                      1999             1998
                                                                    ---------        ---------
10.125% Unsecured Senior Notes due December 15, 2007                $ 130,000        $ 130,000

11.25% Unsecured Senior Discount Notes, due May 15, 2008               21,666           19,334

Revolving credit agreement, due January 1, 2003                         8,750            4,000
                                                                    ---------        ---------
                                                                      160,416          153,334
Less current maturities                                                    --               --
                                                                    =========        =========
                                                                    $ 160,416        $ 153,334
                                                                    =========        =========

On December 22, 1997, the Company issued $130,000,000 of 10.125% Unsecured Senior Notes ("the Notes") due December 15, 2007. The proceeds were used to repay outstanding senior notes and borrowings under the Company's revolving line of credit, purchase Units from the public and pay expenses related to the Going Private Transaction. Interest on the notes is payable semi-annually on June 15 and December 15.

On December 22, 1997, the Company obtained a $50,000,000 secured revolving line of credit facility (the "Credit Facility") with a sublimit for up to $5,000,000 of letters of credit. The Credit Facility matures on January 1, 2003, at which time all amounts become payable. Any amounts borrowed under the Credit Facility bear interest at floating rates based on the agent's base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is secured by a first priority lien on substantially all of the assets of the Company. As of December 31, 1999, $8,750,000 in borrowings and approximately $1,253,000 of letters of credit were outstanding under the Credit Facility.

In connection with the issuance of the Notes and obtaining the Credit Facility, the Company incurred deferred financing costs of approximately $6,028,000 which are being amortized over the terms of the debt agreements.

On May 18, 1998, the Company issued $31,100,000 of 11.25% Senior Discount Notes (the "TRC Notes") maturing on May 15, 2008. The TRC Notes were issued at a discount to their principal amount at maturity and generated gross proceeds to TRC of $18,009,000. The proceeds were used to purchase the shares of TRC owned by Harrah's and pay expenses related to the Reorganization.

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

Prior to the earlier of May 15, 2003 or the semi-annual accrual date with respect to which the Cash Interest Election is made, interest on the TRC Notes will accrue at a rate of 11.25% per annum on each semi-annual accrual date and the principal amount of each TRC Note will accrete by the amount of such accrued interest (the "Accreted Value"). On May 15, 2003, TRC will be required to pay all accrued but unpaid interest on the TRC Notes by redeeming an amount per note equal to the Accreted Value of such TRC Note on May 15, 2003, less the issue price of such TRC Note at a redemption price of 105.625% of the amount redeemed. Assuming TRC does not make the Cash Interest Election, the aggregate Accreted Value of the TRC Notes on May 15, 2003 will be $31,100,000 and the amount required to be redeemed will be $13,091,000.

Based on the borrowing rates currently available for debt with similar terms and maturities, the approximate fair market value of the Company's long-term debt as of December 31 was as follows (in thousands):

                                                                       1999             1998
                                                                    ---------        ---------
10.125% Unsecured Senior Notes                                      $ 127,400        $ 138,000
11.25% Unsecured Senior Discount Notes                                 21,233           20,565


Because the Company's revolving line of credit borrowings outstanding at December 31, 1999, bear interest at current market rates, management believes that the related liabilities reflected in the accompanying balance sheets approximated fair market value.

Pursuant to the Notes, the TRC Notes and the Credit Facility, the Company must maintain specified financial ratios and is subject to certain restrictions which limit additional indebtedness. At December 31, 1999, the Company was in compliance with all such requirements.

The Notes, the TRC Notes and the Credit Facility restrict the ability of the Company to pay dividends or distributions to its equity holders. If no default or event of default exists, these restrictions generally allow the Company to pay dividends or distributions as follows:

  1. if at the time of such dividend or distribution the payor would have been allowed to incur at least $1.00 of additional indebtedness under fixed charge coverage ratio tests as defined in the 11.25% Senior Discount Note Indenture and the 10.125% Senior Note Indenture (the "Indentures").

  2. under the TRC Notes, if such dividend or distribution is less than the sum of 50% of consolidated net income from July 1, 1998 through the end of the most recent fiscal quarter plus 100% of any contribution to or net proceeds from issuance of its common equity.

  3. under the Notes, in an aggregate amount after December 22, 1997 equal to 50% of positive net income, after tax distributions, from January 1, 1998 through the end of the most recently ended fiscal quarter.

  4. additional dividends not to exceed $5 million after the date of the respective Indenture.

These available amounts are reduced by dividends paid as well as certain other restricted payments as defined in the Indentures.

Interest expense capitalized in connection with the Company's construction activities equalled approximately $133,000, $198,000 and $78,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

(11)  INCOME TAXES:

TRC and its subsidiaries file a consolidated Federal income tax return. As a result of the Recapitalization, TRC's consolidated group ceased to exist. TRC does not file a consolidated tax return with its parent, RHC. For state purposes, each subsidiary generally files a separate return. PFR was not a tax-paying entity; therefore, TRC included its allocable share of PFR's taxable income in its income tax return. After December 22, 1997, TRC's allocable share was 100%.

The following is a summary of the components of the benefit from/provision for income taxes for the years ended December 31 (in thousands):

                                        1999             1998             1997
                                      --------         --------         --------
Current:
  Federal                             $  2,533         $  2,726         $  1,123
  State and local                          726              995             (129)
                                      --------         --------         --------
                                         3,259            3,721              994
                                      --------         --------         --------
Deferred:
  Federal                               (3,555)          (2,867)            (767)
  State and local                         (696)            (694)             (74)
                                      --------         --------         --------
                                        (4,251)          (3,561)            (841)
                                      --------         --------         --------
                                      $   (992)        $    160         $    153
                                      ========         ========         ========

A reconciliation of the statutory Federal income tax rate to the Company's effective income tax rate is as follows:

                                                                1999              1998             1997
                                                               --------         --------         --------
Federal                                                            34.0 %           34.0 %          (34.0)%
Federal income tax credits                                        (15.3)           (74.4)            (4.9)
State income taxes, net of Federal taxes                            2.5              6.1              0.5
Amortization of goodwill                                            6.7             32.8               --
Nondeductible expenses and other                                    6.6             14.1              3.9
Non-recurring item (Recapitalization)                             (49.1)              --               --
Non-recurring item (Going Private Transaction)                       --               --            100.7
                                                               --------         --------         --------
                                                                  (14.6)%           12.6 %           66.2 %
                                                               ========         ========         ========

The following is a summary of the significant components of the Company's deferred tax position as of December 31 (in thousands):

                                                      1999                               1998
                                           --------------------------         ---------------------------
                                            Current        Noncurrent          Current         Noncurrent
                                           ---------       ----------         ---------        ----------
Capital leases                             $      --        $     770         $      --         $   1,227
Inventory                                        171               --               157                --
Accrued expenses and reserves                    464              796                52               696
Depreciation and amortization                     --            1,185                --                --
Deferred compensation                             --            1,379                --               726
                                           ---------        ---------         ---------         ---------
   Deferred tax assets                           635            4,130               209             2,649
                                           ---------        ---------         ---------         ---------
Depreciation and amortization                     --               --                --            (2,411)
Other                                             --           (1,960)               --            (2,081)
                                           ---------        ---------         ---------         ---------
   Deferred tax liabilities                       --           (1,960)               --            (4,492)
                                           ---------        ---------         ---------         ---------
                                           $     635        $   2,170         $     209         $  (1,843)
                                           =========        =========         =========         =========


As a result of the Recapitalization, PFR was merged into TRC. For federal and state income tax purposes, TRC's outside basis in PFR exceeded PFR's basis in its assets. Accordingly, TRC's outside basis was allocated among the assets of PFR, resulting in a favorable step up of tax basis. This created a deferred tax asset of $3,333,000 which reduced the income tax provision for 1999.

(12)  RELATED PARTY TRANSACTIONS:

TRC has a revolving loan agreement with Mr. Smith. The agreement provides for a maximum loan from TRC to Mr. Smith of $1,500,000, with interest at the prime rate. Accrued interest is payable on the last day of each calendar year, and the principal and accrued but unpaid interest are payable on December 31, 2001. As of December 31, 1999, there was $1,025,000 outstanding under this agreement.

FICC subleases certain land, buildings and equipment from the Company. During the years ended December 31, 1999, 1998, and 1997 sublease income was $331,000, $328,000 and $322,000, respectively.

TRC Realty LLC leases an aircraft for use by both FICC and TRC. The operating lease expires in November 2009. FICC and TRC pay 40% and 60%, respectively, to TRC Realty LLC for generally fixed expenses. In addition, FICC and TRC incur actual variable usage costs. Total expense reimbursed by FICC for the years ended December 31, 1999, 1998 and 1997 was $471,000, $617,000 and $565,000,
respectively.

FICC purchases certain food products used in the normal course of business from Foxtail. For the years ended December 31, 1999, 1998, and 1997, purchases were $967,000, $945,000 and $975,000, respectively.

In 1997, TRC provided FICC with certain management services for which TRC was reimbursed $824,000. These services were not provided in 1998 or 1999.

(13)  COMMITMENTS AND CONTINGENCIES:

The Company is a party to various legal proceedings in the ordinary course of business. Management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on the consolidated financial statements of the Company.

In the past, the Company has sponsored financing programs offered by certain lending institutions to assist its franchisees in procuring funds for the construction of new franchised restaurants and to purchase and install in-store bakeries. The Company provides a limited guaranty of funds borrowed. At December 31, 1999, there were approximately $2,795,000 in borrowings outstanding under these programs. The Company has guaranteed $824,000 of these borrowings. No additional borrowings are available under these programs.

In early 1998, the Company entered into a separate two year limited guarantee of $1,200,000 in borrowings of a franchisee which were used to construct a new franchised restaurant. As of December 31, 1999, the outstanding balance on the loan was $1,187,000. The guarantee expired on February 26, 2000.

The majority of the Company's franchise revenues are generated from franchisees owning less than 5% of total franchised restaurants and, therefore, the loss of any one of these franchisees would not have a material impact on the results of the Company's operations. As of December 31, 1999, four franchisees owned 88 of the 333 restaurants franchised by the Company. During 1999, the Company earned net royalties and license fees of approximately $1,825,000, $1,560,000, $1,515,000 and $865,000 from these franchisees. While the exit of one of these franchisees from the system would have a material impact on the revenues of the Company, such an occurrence would not in itself impair the ability of the Company to maintain its operations.

A franchisee of the Company which operated 19 restaurants as of December 31, 1999, filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Ohio on October 27, 1999. Management believes it is possible that the majority of these restaurants will remain in the Perkins system through acquisition of the franchisee's operations by a third party. During 1999, the Company earned royalties from these restaurants totaling approximately $865,000. As of December 31, 1999, the franchisee owed the Company $392,000 in pre-petition royalty fees. Additionally, the franchisee owed the Company $169,000 in post-petition royalties. Although the franchisee's obligations to the Company are guaranteed by the principals of the franchisee, collection under the guarantees is uncertain and, therefore, the pre-petition obligations are fully reserved.

The Company's ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, its indebtedness (including the Notes and the TRC Notes), or to fund planned capital expenditures will depend on the Company's future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the Credit Facility, will be adequate to meet the Company's liquidity needs for the foreseeable future. The Company may, however, need to refinance all or a portion of the principal of the Notes and the TRC Notes on or prior to maturity. There can be no assurance that the Company will generate sufficient cash flow from operations, or that future borrowings will be available under the Credit Facility in an amount sufficient to enable the Company to service its indebtedness or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

(14)  LONG-TERM INCENTIVE PLANS:

The Company's Executive Long-Term Incentive Plan (the "LTI Plan") was established for the benefit of officers and selected key employees of the Company as of January 1, 1998. Annual awards are based on an executive's position within the Company and are earned by participants based on Minimum, Target, and Maximum performance in earnings before interest, taxes, depreciation and amortization ("EBITDA") criteria determined by the Board of Directors each fiscal year. Long-Term Incentive Awards are payable in cash over 3 year periods at 33.3% per year, except for the initial Long-Term Incentive Award which is payable in cash 50% in year one, 33% in year two and 17% in year three. Long-Term Incentive Award payments are dependent upon TRC meeting specific EBITDA goals from year to year. The LTI Plan is designed to retain and reward officers and selected key employees of the Company and to compete with publicly held companies in the retention of top management.

Effective January 1, 1999, the Company established a Deferred Compensation Plan under which officers and key employees of the Company may defer specified percentages of their salaries, annual incentives and long-term compensation payments. The Company also makes matching contributions of the lesser of 3% of eligible compensation or $4,800. Amounts deferred are excluded from the participants' taxable income and are held in trust with a bank, where the funds are invested at the direction of each participant. As of December 31, 1999, $2,115,000 is held in trust under the plan and is included in other long-term assets and liabilities in the accompanying consolidated balance sheets.

Investment income on the invested funds is taxable to the Company, and the Company is eligible for a deduction for compensation expense when the funds are distributed to the participants at retirement, cessation of employment or other specified events.

Effective January 1, 1998, the Company established a Performance Unit Grant Plan under which a select group of key employees of the Company may receive awards of Performance Units based on financial performance criteria established by the Board of Directors at the time of grant. The Performance Unit Grant Plan is designed to retain and reward selected key employees of the Company by tying Performance Unit valuation to Company growth valuation criteria. Each award is payable in cash and vests over a 3 year period at 33.3% per year. Upon exercise, award values may be transferred to the participant's Deferred Compensation Plan account. Unexercised awards expire on the tenth anniversary of grant.

The Company's Supplemental Executive Retirement Income Plan ("the SERP") was established on July 1, 1999. Under the SERP, a contribution is made each year on behalf of one executive of the Company. The executive immediately vests in 33.3% of the contribution while vesting in the remaining 66.7% is discretionary based on the attainment of certain performance criteria.

(15)  EMPLOYEE BENEFITS:

The Perkins Retirement Savings Plan (the "Plan") as amended and restated effective January 1, 1992, was established for the benefit of all eligible employees, both hourly and salaried. The Plan gives all eligible employees the opportunity to invest from 1% to 15% of their annual compensation subject to Internal Revenue Code ("IRC") regulated maximums.

All participating employees at December 31, 1991 remained eligible to participate in the Plan. All other employees of TRC and TRC Realty LLC who have satisfied the participation requirements are eligible for participation in the Plan provided they (i) have attained the age of 21 and (ii) have completed one Year of Service, as defined, during which they have been credited with a minimum of 1,000 Hours of Service.

Participants may elect to defer from 1% to 15% of their annual eligible compensation subject to IRC regulated maximums. The Company may make a matching contribution equal to a percentage of the amount deferred by the participant or a specified dollar amount as determined each year by the Board of Directors. During 1999, 1998 and 1997, the Company elected to match contributions at a rate of 50% up to the first 6% deferred by each participant. Company matching contributions to the Plan for each of the years 1999, 1998 and 1997 were $792,000, $720,000 and $615,000, respectively.

Participants are always 100% vested in their salary deferral accounts and qualified rollover accounts. Vesting in the employer matching account is based on qualifying Years of Service. A participant vests 60% in the employer matching account after three years, 80% after four years and 100% after five years.

The trust established under the Plan is intended to qualify under the appropriate section of the IRC as exempt from Federal income taxes. The Plan has received a favorable determination by the Internal Revenue Service with regard to the qualification of the Plan. The favorable determination applies to the original Plan as well as all amendments adopted prior to 1995. The fourth, fifth and sixth amendments to the Plan, adopted during 1995 through 1997, will be submitted for determination at a later date. The Company's management and legal counsel believe that the adoption of the aforementioned amendments to the Plan do not hinder the Plan's ability to operate in compliance with all applicable provisions of the IRC and that a favorable determination will be received.

(16)  DISCONTINUED OPERATIONS:

On March 19, 1997, the Company sold its restaurant insurance operations, RIC, for $1,300,000 in cash and a note receivable of $1,000,000. The gain on sale was immaterial.

Summarized results of discontinued operations were as follows (in thousands):

                                                           1997
                                                        --------
Net revenues                                            $  1,186

Operating expenses                                         1,043
                                                        --------
Income before income taxes                                   143

Provision for income taxes                                    50
                                                        --------
Net income from discontinued operations                 $     93
                                                        ========

(17)  ASSET WRITE-DOWN (SFAS NO. 121):

During 1999, the Company identified five restaurant properties which were not expected to generate undiscounted future cash flows sufficient to cover the carrying value of the underlying assets related to these properties. As required under SFAS No. 121, the carrying amounts of the assets associated with these restaurant properties were written down to their fair market values as estimated based on the Company's experience in disposing of similar under-performing properties and negotiations relating to the disposal of the subject properties. One of these properties was held for disposal as of December 31, 1999, and was subsequently disposed of in February 2000. The Company wrote off the capitalized costs associated with the discontinuation of development of two prospective restaurant sites. Additionally, the Company recorded a charge to reduce to net realizable value the assets associated with a joint venture that the company exited during the year.

All of the non-cash charges recorded in 1999 in accordance with SFAS No. 121 were to reduce the carrying value of assets to their estimated fair market value and totalled $592,000.

During 1998, the Company wrote down to their fair market value twelve restaurant properties which were not expected to generate undiscounted future cash flows sufficient to cover the carrying value of the underlying assets related to these properties. Three of these properties are held for disposal, of which, two continue to operate as restaurants. In addition, the Company wrote off intangibles related to future royalty income of a significant franchisee which went bankrupt. These intangibles had been recorded in conjunction with accounting adjustments related to the Going Private Transaction. The resulting non-cash charge for the above items, reduced 1998 pre-tax income by $3,373,000. The components of the charge were as follows (in thousands):


Reduction of the carrying values of operating assets
  to estimated fair market values                                         $   2,030

Estimated disposal costs, including commissions                                 654

Write-off of intangible asset relating to future royalty income                 689
                                                                          ---------
                                                                          $   3,373
                                                                          =========

The Company's results of operations included losses related to the four properties held for disposal of $1,000, $287,000 and $289,000 for the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999, these properties had a remaining net book value of $1,750,000.

(18) SEGMENT REPORTING:

The Company has three primary operating segments: restaurants, franchise and manufacturing. The restaurant operating segment includes Company-operated restaurants. The franchise operating segment includes revenues and expenses directly allocable to franchised restaurants. The manufacturing segment only includes Foxtail Foods.

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

The following presents revenues and other financial information by business segment (in thousands):


1999:
                             Restaurants        Franchise      Manufacturing        Other              Totals
                             -----------        ---------      -------------       --------           --------
Revenues from
  external customers           $264,682          $21,394          $28,767          $    857           $315,700
Intersegment revenues                --               --            9,509                --              9,509
Interest expense, net                --               --               --            17,160             17,160
Depreciation and
  amortization                   14,003              255              864             5,932             21,054
Segment profit (loss)            29,728           18,561            6,101           (46,948)             7,442
Segment assets                  116,808            9,014           14,019            60,723            200,564
Expenditures for
  segment assets                 21,615               --              792             1,088             23,495

1998:
                             Restaurants        Franchise      Manufacturing        Other              Totals
                             -----------        ---------      -------------       --------           --------
Revenues from
  external customers           $248,302          $21,799          $27,626          $  1,696           $299,423
Intersegment revenues                --               --            8,394                --              8,394
Interest expense, net                --               --               --            16,045             16,045
Depreciation and
  amortization                   12,506              190              795             6,414             19,905
Segment profit (loss)            27,085           18,955            5,409           (50,340)             1,109
Segment assets                  114,780            9,317           13,459            58,082            195,638
Expenditures for
  segment assets                 23,260               --            1,152               734             25,146

1997:
                             Restaurants        Franchise      Manufacturing        Other              Totals
                             -----------        ---------      -------------       --------           --------
Revenues from
  external customers           $225,486          $19,257          $23,888          $  1,530           $270,161
Intersegment revenues                --               --            8,042                --              8,042
Interest expense, net                --               --               --             4,963              4,963
Depreciation and
  amortization                   11,616              108              691             3,616             16,031
Segment profit (loss)            24,569           16,536            4,611           (46,007)              (291)
Segment assets                  110,373           11,041           11,740            74,908            208,062
Expenditures for
  segment assets                 13,982               --              714               406             15,102


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

A reconciliation of other segment loss is as follows (in thousands):


                                                                   1999               1998               1997
                                                                 --------           --------           --------
General and administrative expenses                              $ 25,812           $ 25,409           $ 23,631
Depreciation and amortization expenses                              5,932              6,414              3,616
Interest expense                                                   17,160             16,045              4,963
Recapitalization costs                                                835                 --                 --
Going Private Transaction                                              --                 --              7,200
Asset write-down                                                      592              3,373                 --
(Benefit from) Provision for disposition of assets, net              (567)               422                 --
Cumulative effect of change in accounting principle                   340                 --                 --
Minority interest in net earnings of subsidiaries                      --                 --              7,867
Benefit from (Provision for) income taxes                            (992)               160                153
Other                                                              (2,164)            (1,483)            (1,423)
                                                                                                       --------
                                                                                    ========           ========
                                                                 $ 46,948           $ 50,340           $ 46,007
                                                                 ========           ========           ========

RESPONSIBILITY FOR FINANCIAL STATEMENTS

The Company's management is responsible for the preparation, accuracy and integrity of the financial statements.

These statements have been prepared in accordance with accounting principles generally accepted in the United States consistently applied, in all material respects, and reflect estimates and judgments by management where necessary.

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

Report of Independent Public Accountants

To The Restaurant Company:

We have audited the accompanying consolidated balance sheets of The Restaurant Company (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Restaurant Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Memphis, Tennessee,
February 4, 2000.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                         QUARTERLY FINANCIAL INFORMATION
                                   (UNAUDITED)
                                 (In Thousands)

                                                                   Net
                                                 Gross            Income
            1999              Revenues         Profit (a)         (Loss)
         ---------------------------------------------------------------

         1st Quarter          $ 73,489          $16,014          $  (511)
         2nd Quarter            79,400           18,983            1,529
         3rd Quarter            83,089           20,520            2,317
         4th Quarter            79,722           18,345            4,107
         ---------------------------------------------------------------
                              $315,700          $73,862          $ 7,442
         ===============================================================



                                                                   Net
                                                 Gross            Income
            1998              Revenues         Profit (a)         (Loss)
         ---------------------------------------------------------------

         1st Quarter          $ 67,948          $14,984          $  (285)
         2nd Quarter            73,874           17,369              960
         3rd Quarter            78,786           18,542            1,273
         4th Quarter            78,815           18,528             (839)
         ---------------------------------------------------------------
                              $299,423          $69,423          $ 1,109
         ===============================================================

(a) Represents total revenues less cost of sales.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in, or disagreements with, accountants during 1999.



PART III

Item 10. Directors and Executive Officers of the Registrant.

The following individuals are currently serving as directors and executive officers of TRC:


Name                               Age                Position with TRC
                                   ---                -----------------
Donald N. Smith                    59                 Chairman of the Board and Chief Executive Officer

Craig H. Deery                     52                 Director

Theresa A. Nibi                    34                 Director

Steven R. McClellan                44                 Executive Vice President,
                                                        Chief Financial Officer and Director

Donald F. Wiseman                  53                 Vice President, General Counsel
                                                         and Secretary and Director

James F. Barrasso                  49                 Executive Vice President, Foodservice Development

Michael D. Kelly                   53                 Executive Vice President, Marketing

Jack W. Willingham                 54                 Executive Vice President, Restaurant Development

Richard J. Estlin                  56                 Vice President, Strategic Coordination

Stephen J. Flynn                   37                 Vice President, Research and Development

William S. Forgione                46                 Vice President, Human Resources

Clyde J. Harrington                41                 Vice President, Operations Administration

Louis C. Jehl, Jr.                 38                 Vice President, Controller

Patrick W. Ortt                    53                 Vice President, Operations - Eastern Division

Steven J. Pahl                     44                 Vice President, Operations - Western Division

Robert J. Winters                  48                 Vice President, Franchise Development

DONALD N. SMITH

Donald N. Smith has been the Chairman of the Board and Chief Executive Officer of the Company since its organization in November 1985 and has been Chairman of the Board and Chief Executive Officer of RHC since its organization in December 1999. Mr. Smith has been Chief Operating Officer of the Company since September 1998 and was previously the Chief Operating Officer from November 1985 through November 1988. Mr. Smith also has been the Chairman of the Board and Chief Executive Officer of FICC since September 1988.

CRAIG H. DEERY

Craig H. Deery was elected a Director of TRC and RHC in December 1999. Since 1986, Mr. Deery has been a Managing Director of BancBoston Capital, Inc. and BancBoston Ventures, Inc., wholly-owned private equity subsidiaries of Fleet Boston Financial. Mr. Deery is also a Director of Synthetic Industries, Inc., a company specializing in industrial textile manufacturing.

THERESA A. NIBI

Theresa A. Nibi was elected a Director of TRC and RHC in December 1999. Since June 1999, Ms. Nibi has been a director of BancBoston Capital, Inc. and BancBoston Ventures, Inc., wholly-owned private equity subsidiaries of Fleet Boston Financial. Ms. Nibi served as Vice President of BancBoston Capital, Inc. and BancBoston Ventures, Inc. from August 1994 to June 1999.

STEVEN R. MCCLELLAN

Steven R. McClellan was elected a Director of TRC and RHC in December 1999. Mr. McClellan has been Executive Vice President and Chief Financial Officer of the Company since September 1996 and has been Executive Vice President and Chief Financial Officer of RHC since December 1999. For more than two years prior, Mr. McClellan was Executive Vice President and General Banking Group Head of First Union National Bank of South Carolina, a subsidiary of First Union Corporation.

DONALD F. WISEMAN

Donald F. Wiseman has been a Director of TRC and RHC since December 1999. Mr. Wiseman has been Vice President, General Counsel and Secretary of the Company since December 1991 and has been Vice President, General Counsel and Secretary of RHC since December 1999.

JAMES F. BARRASSO

James F. Barrasso has been Executive Vice President, Foodservice Development of the Company since February 1999. For more than four years prior he was Vice President, Foodservice Development for the Company. Mr. Barrasso has served in various executive positions with the Company since September 1983.

MICHAEL D. KELLY

Michael D. Kelly has been Executive Vice President, Marketing of the Company since March 1993.

JACK W. WILLINGHAM

Jack W. Willingham has been Executive Vice President, Restaurant Development of the Company since April 1994. Mr. Willingham served as Vice President, Corporate Development from July 1991 to April 1994.

RICHARD J. ESTLIN

Richard J. Estlin has been Vice President, Strategic Coordination of TRC since September 1997 and was elected Vice President, Strategic Coordinator of RHC in December 1999. In May 1997, Mr. Estlin retired as Vice President, Chief Financial Officer of UNO-VEN Company, a position that he held for more than two years prior.

STEPHEN J. FLYNN

Stephen J. Flynn has been Vice President, Research and Development of the Company since October 1999. From December 1997 to October 1999, Mr. Flynn served as Director, Research and Development and Executive Chef for ConAgra Poultry Foods, Inc. d/b/a Pierce Foods and from September 1993 to October 1997, he was Director, Research and Development and Executive Chef for Cousins Foods, Inc.

WILLIAM S. FORGIONE

William S. Forgione has been Vice President, Human Resources of the Company since August 1997. For more than two years prior, he was Vice President, Human Resources of College Affiliated Medical Practice Group.

CLYDE J. HARRINGTON

Clyde J. Harrington has been Vice President, Operations Administration of the Company since September 1996. Mr. Harrington served as Director, Systems Operations from March 1995 to September 1996. For more than a year prior, he served as Director, Operations for the Restaurant Division of PepsiCo., Inc.

LOUIS C. JEHL, JR.

Louis C. Jehl, Jr. was elected Vice President, Controller of RHC in December 1999. Mr. Jehl has been Vice President, Controller of the Company since May 1999. From February 1999 to May 1999 he served as Controller of the Company. Mr. Jehl served as Director, Treasury and Planning from November 1996 to February 1999 and as Director, Accounting and Planning from June 1995 to November 1996. Mr. Jehl has held varying positions in accounting and finance with the Company since March 1987. He is a Certified Public Accountant.

PATRICK W. ORTT

Patrick W. Ortt has been Vice President, Operations - Eastern Division of the Company since September 1996. He served as Director, Systems Operations of the Company from March 1993 until September 1996.

STEVEN J. PAHL

Steven J. Pahl has been Vice President, Operations - Western Division of the Company since September 1996. From November 1988 to September 1996, he served as Director, System Operations of the Company. Mr. Pahl has served in various operations positions with the Company since December 1986.

ROBERT J. WINTERS

Robert J. Winters has been Vice President, Franchise Development of the Company since October 1996. He served as Senior Director, Franchise Development from March 1993 to October 1996 and as Director, Training and Development from October 1990 to March 1993.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table summarizes all compensation paid or accrued for services rendered to the Company in all capacities during each of the three years in the period ended December 31, 1999 with respect to the Chief Executive Officer and the four most highly compensated executive officers whose total annual salary and bonus exceeded $100,000.


                                                                                      LONG-TERM
                                              ANNUAL COMPENSATION                   COMPENSATION
                                ----------------------------------------------      ------------
                                                                                                      ALL OTHER
                                                                                        LTIP          COMPEN-
PRINCIPAL POSITION              YEAR        SALARY       BONUS       OTHER             PAYOUTS (2)    SATION
----------------------------------------------------------------------------------------------------------------
DONALD N. SMITH                 1999       $455,976    $450,000     $ 5,850 (1)               --          --
 Chairman & Chief               1998        274,661     200,000       3,150 (1)               --          --
  Executive Officer             1997        267,126     160,000       3,150 (1)               --          --

STEVEN R. MCCLELLAN             1999       $205,822    $205,800     $ 9,000 (1)          $95,000      $4,900 (3)
 Exec. Vice President  &        1998        186,892     103,425       9,000 (1)               --       5,000 (3)
 Chief Financial Officer        1997        207,001      83,875      10,055 (1)               --       4,600 (3)

MICHAEL D. KELLY                1999       $208,622     $77,200     $ 9,000 (1)          $93,700      $4,900 (3)
 Exec. Vice President,          1998        191,246      94,000       9,000 (1)               --       5,000 (3)
 Marketing                      1997        181,836      78,000       9,000 (1)               --       4,750 (3)

JACK W. WILLINGHAM (4)          1999       $195,305     $70,500     $ 9,000 (1)          $87,620      $4,900 (3)
 Exec. Vice President,          1998        179,141      79,500       9,000 (1)               --       3,708 (3)
 Restaurant                     1997        172,481      59,250       9,000 (1)               --       4,750 (3)
 Development

DONALD F. WISEMAN               1999       $181,392    $120,050     $ 9,000 (1)          $66,800      $4,900 (3)
 Vice President, General        1998        166,535      71,600       9,000 (1)               --      $4,983 (3)
 Counsel and Secretary          1997        156,199      74,200       9,000 (1)               --       4,750 (3)

-----------------------
(1) Includes auto allowance paid to the named executive officers during 1999,1998 and 1997 in the following amounts: During 1999, Mr. Smith - $5,850, Mr. McClellan - $9,000, Mr. Kelly - $9,000, Mr. Willingham - $9,000, and Mr. Wiseman - $9,000. During 1998 and 1997, Mr. Smith - $3,150; Mr. McClellan - $9,000; Mr. Kelly - $9,000; Mr. Willingham - $9,000; and Mr. Wiseman - $9,000.

(2) Cash payments related to the Perkins Restaurant and Bakery, L.P. Executive Long-Term Incentive Plan during 1999 were: Mr. McClellan - $95,000; Mr. Kelly - $93,700; Mr. Willingham - $87,620; and Mr. Wiseman - $66,800.

(3) Includes Perkins' discretionary matching contributions allocated to the named executive officers for the period January 1, 1999 through December 31, 1999, under Perkins Retirement Savings Plan as follows: Mr. McClellan - $4,900; Mr. Kelly - $4,900, Mr. Willingham - $4,900; and Mr. Wiseman - $4,900. For the period January 1, 1998 through December 31, 1998 the contributions were as follows: Mr. McClellan - $5,000; Mr. Kelly - $5,000; Mr. Willingham - $3,708; and Mr. Wiseman - $4,983. For the period January 1, 1997 through December 31, 1997 the contributions were as follows: Mr. McClellan - $4,600; Mr. Kelly - $4,750; Mr. Willingham - $4,750; and Mr. Wiseman - $4,750.

(4) In addition to the compensation described above, Mr. Willingham is entitled to supplemental retirement plan benefits payable annually after retirement, the amount being determined by Mr. Willingham meeting specific performance goals set by Mr. Smith.

COMPENSATION OF DIRECTORS.

Prior to the Recapitalization, PMC paid its former independent directors, Lee N. Abrams, D. Michael Meeks and Steven L. Ezzes $5,000 for each meeting attended. Mr. Abrams and Mr. Meeks were paid for four meetings attended in 1999, and Mr. Ezzes was paid for two meetings attended in 1999. No compensation is paid to Directors of TRC.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

The following table sets forth the number of shares beneficially owned indirectly on March 20, 2000 by BancBoston Ventures, Inc.


                                                                      Amount and
                                                                      Nature of
                                                                      Beneficial              Percent
Title of Class                     Name of Beneficial Owner           Ownership               of Class
                                   ------------------------           ----------              --------
Common Stock                       BancBoston Ventures, Inc.           3,246(1)                 30.0%
                                   100 Federal Street
                                   Boston, MA 02110

(1) Owned indirectly through BancBoston Ventures, Inc.'s ownership of RHC, the sole owner of TRC.



(B) SECURITY OWNERSHIP OF MANAGEMENT.

The following table sets forth the number of shares beneficially owned either directly or indirectly on March 20, 2000 by all directors and the executive officers named in the Executive Compensation Table above, including all directors and officers as a group:


                                                                      Amount and
                                                                      Nature of
                                                                      Beneficial          Percent
Title of Class                     Name of Beneficial Owner           Ownership          of Class
                                   ------------------------           ---------          --------
Common Stock                       Donald N. Smith                    7,574 (1)            70.0%

Common Stock                       All Directors and Officers
                                   of Registrant as a group           7,574                70.0%

-----------------------------

(1) Owned indirectly through Mr. Smith's 70.0% ownership of RHC, the sole shareholder of TRC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(A)  TRANSACTIONS WITH MANAGEMENT AND OTHERS.

During 1999 and 1998, FICC purchased layer cakes and muffin and pancake mixes from the Company for which the Company was paid approximately $967,000 and $945,000, respectively. The Company believes that the prices paid to the Company for these products were no less favorable than the prices that would have been paid for the same products by a non-affiliated party in an arm's length transaction.

The Company has subleased certain land, building and equipment to FICC. During 1999 and 1998, the Company received approximately $331,000 and $328,000, respectively, related to those subleases. The Company believes that the terms of these subleases are no less favorable to the Company than could be obtained if the transactions were entered into with an unaffiliated third party.

TRC Realty LLC leases an aircraft for use by both FICC and TRC. The operating lease expires in November 2009. FICC and TRC pay 40% and 60%, respectively, to TRC Realty LLC for generally fixed expenses. In addition, FICC and TRC incur actual usage costs (such as fuel and maintenance). Total expense reimbursed by FICC for the years ended December 31, 1999 and 1998 was $471,000 and $617,000, respectively.

(B)  CERTAIN BUSINESS RELATIONSHIPS.

Lee N. Abrams served as a Director of PMC and chairman of the Audit Committee of PMC until December 1999. Mr. Abrams is a senior partner in the Mayer, Brown & Platt law firm. Mayer, Brown & Platt represented the Company and its affiliates in several matters during 1998 and 1999, including the Going Private Transaction, the Reorganization, and the Recapitalization.

(C) INDEBTEDNESS OF MANAGEMENT.

The Company has a revolving loan agreement with Donald N. Smith, Chairman of the Board and Chief Executive Officer of the Company. The agreement provides for a maximum loan from the Company to Mr. Smith of $1,500,000, with interest at the prime rate. Accrued interest is payable on the last day of each calendar year, and the principal and accrued but unpaid interest are payable on December 31, 2001. As of December 31, 1999, there was $1,025,000 outstanding under this agreement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)      1. FINANCIAL STATEMENTS (INCLUDING RELATED NOTES TO FINANCIAL
                STATEMENTS) FILED AS PART OF THIS REPORT ARE LISTED BELOW:

         Report of Independent Public Accountants.
         Consolidated Statements of Operations for Each of the Three Years
           Ended December 31, 1999.
         Consolidated Balance Sheets at December 31, 1999 and 1998.
         Consolidated Statements of Stockholders' Investment for Each of the
           Three Years Ended December 31, 1999.
         Consolidated Statements of Cash Flows for Each of the Three Years Ended
           December 31, 1999

         2. THE FOLLOWING FINANCIAL STATEMENT SCHEDULES FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 ARE INCLUDED:



         No.

                 Report of Independent Public Accountants on Schedule.
          II.    Valuation and Qualifying Accounts.

Schedules I, III, IV and V are not applicable and have therefore been omitted.

         3. EXHIBITS (FOOTNOTES APPEAR ON PAGE 54):


              Exhibit No.

                  1        Purchase Agreement dated as of May 13, 1998 among the
                           Issuer and the Initial Purchasers named therein.*

                  3.1      Certificate of Incorporation of The Restaurant
                           Company.*

                  3.2      By-Laws of The Restaurant Company.*

                  3.3      Amendment to Certificate of Incorporation of RHC.*

                  4.1 Indenture dated as of May 18, 1998 among the Issuer and the Trustee named therein.*

                  4.2      Form of 11 1/4% Series B Senior Discount Notes due
                           2008 (included in Exhibit 4.1).*

                  4.3      Joinder and Amendment No. 2 dated as of December 22,
                           1999 to Credit Agreement dated as of December 22,
                           1997.*

                  10.1     Guaranty by Perkins Restaurant and Bakery, L.P. and
                           Perkins Restaurant and Bakery Operating Company, L.P.
                           in favor of BancBoston Leasing, Inc. dated as of May
                           1, 1994.*

                  10.15    Securities Purchase Agreement dated as of December
                           22, 1999.*

                  10.2     Guaranty dated July 5, 1995 among Perkins Restaurants
                           Operating Company, L.P. and BancBoston Leasing, Inc.*

                  10.3     Revolving Credit Agreement, by and among Perkins
                           Restaurant and Bakery, L.P., The Restaurant Company,
                           Perkins Restaurants, Inc., Perkins Finance Corp.,
                           BankBoston, N.A. and other financial institutions and BankBoston N.A., as Agent and Administrative Agent with NationsBank, N.A. as Syndication Agent and
                           BancBoston Securities, Inc. as Arranger dated as of December 22, 1997.*

                  10.4     Registration Rights Agreement dated as of May 18,
                           1998 among the Issuer and the Initial Purchasers named therein.*

                  10.5     10 1/8% Senior Notes Indenture dated as of December
                           22, 1997 among Perkins Restaurant and Bakery, L.P.,
                           Perkins Finance Corp. and the Trustee named therein.*

                  10.6     Form of 10 1/8% Senior Notes due 2007 (included in
                           Exhibit 10.5).*

                  10.7(a)  Lease agreement between TRC Realty LLC and General
                           Electric Capital Corporation dated November 9, 1999 for an aircraft and related guaranty*

                  10.8     Reimbursement Agreement between TRC Realty LLC and
                           Friendly Ice Cream Corporation for use of a leased plane.*

                  10.9 Revolving Loan Note made by Donald N. Smith payable to the order of The Restaurant Company dated July 20, 1998, providing for a loan of up to $1,500,000.*

                  21       Subsidiaries of the Registrant.*

                  24       Power of Attorney (Included on Page II-12).*

                  25       Statement of Eligibility of Trustee.*

                  27       Financial Data Schedule (for SEC use only).

                  99.1     Stockholder's Agreement dated as of December 22,
                           1999, among RHC, BBV and DNS.*


-------------------
* Previously filed.

                                TRADEMARK NOTICE

The following trademarks are used in this report to identify products and services of The Restaurant Company: Perkins, Perkins Family Restaurant, Perkins Restaurant and Bakery, Perkins Family Restaurant and Bakery, Perkins Express and Bakery and Perkins Bakery.






                           [INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 30th day of March, 2000.

                                       THE RESTAURANT COMPANY

                                       By:/s/ Donald N. Smith
                                       -----------------------------------------
                                       Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on this 30th day of March, 2000.


Signature                                           Title

/s/ Donald N. Smith                                 Chairman of the Board, Chief Executive Officer
--------------------------------
Donald N. Smith


/s/ Craig H. Deery                                  Director
--------------------------------
Craig H. Deery


/s/ Theresa A. Nibi                                 Director
--------------------------------
Theresa A. Nibi


/s/ Steven R. McClellan                             Executive  Vice President, Chief Financial
--------------------------------                    Officer and Director
Steven R. McClellan                                 (Principal Financial Officer)


/s/ Donald F. Wiseman                               Vice President, General Counsel,
--------------------------------                    Secretary and Director
Donald F. Wiseman


/s/ Louis C. Jehl                                   Vice President and Controller
--------------------------------                    (Principal  Accounting Officer)
Louis C. Jehl

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To The Restaurant Company:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of The Restaurant Company and subsidiaries included in this Form 10-K, and have issued our report thereon dated February 4, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14.(a)2. is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                               Arthur Andersen LLP

Memphis, Tennessee,
February 4, 2000.

                                                                     SCHEDULE II


                             THE RESTAURANT COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)


------------------------------------------------------------------------------------------------------------------
              Column A                   Column B            Column C             Column D            Column E
------------------------------------------------------------------------------------------------------------------
                                                            Additions
                                        Balance at    Charged      Charged       Deductions            Balance
                                       Beginning of   to Costs &   to Other         from              at close
           Description                    Period      Expenses     Accounts       Reserves           of Period
------------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED DECEMBER 31, 1999

Allowance for Doubtful Accounts             $656         $628         $ --         $   (125)(a)         $1,159
                                            ====         ====         ====         ========             ======

Reserve for Disposition of Assets           $654         $ --         $ --         $   (498)            $  156
                                            ====         ====         ====         ========             ======

FISCAL YEAR ENDED DECEMBER 31, 1998

Allowance for Doubtful Accounts             $852         $672         $ --         $  ( 868)(a)         $  656
                                            ====         ====         ====         ========             ======
Reserve for Disposition of Assets           $ --         $654         $ --         $     --             $  654
                                            ====         ====         ====         ========             ======

FISCAL YEAR ENDED DECEMBER 31, 1997

Allowance for Doubtful Accounts             $440         $727         $ --         $   (315)(a)         $  852
                                            ====         ====         ====         ========             ======


(a) Represents uncollectible accounts written off, net of recoveries, and net costs associated with direct financing sublease receivables for which a reserve was established.