Form 10-Q
period 2000-03-31
RESTAURANT CO
filed 2000-05-15
CIK 1047040

                                 UNITED STATES                    CONFORMED COPY
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             --------------------

                                   FORM 10-Q

(MARK ONE)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2000
                               ------------------------------

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to  __________


Commission file number  333-57925
                       -----------

                             The Restaurant Company
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           Delaware                                      62-1254388
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


  6075 Poplar Avenue, Suite 800, Memphis, TN                    38119
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

                                                                         Three Months Ended
                                                                               March 31
                                                                      -------------------------
                                                                        2000             1999
                                                                      --------         --------
REVENUES:
   Food sales                                                         $ 75,491         $ 68,364
   Franchise and other revenue                                           5,414            5,125
                                                                      --------         --------
Total Revenues                                                          80,905           73,489
                                                                      --------         --------

COSTS AND EXPENSES:
Cost of sales:
   Food cost                                                            21,206           19,339
   Labor and benefits                                                   26,793           24,573
   Operating expenses                                                   14,844           13,563
General and administrative                                               8,195            7,449
Depreciation and amortization                                            5,490            5,062
Interest, net                                                            4,424            4,283
Other, net                                                                (349)            (503)
                                                                      --------         --------
Total Costs and Expenses                                                80,603           73,766
                                                                      --------         --------
Income (Loss) from operations before income taxes and
 cumulative effect of change in accounting principle                       302             (277)
Benefit from (Provision for) income taxes                                  (93)             106
                                                                      --------         --------
Income (Loss) from operations before cumulative effect
 of change in accounting principle                                         209             (171)
Cumulative effect of change in accounting
 principle, net of income tax benefit of $188                               --             (340)
                                                                      --------         --------
NET INCOME (LOSS)                                                     $    209         $   (511)
                                                                      ========         ========

 The accompanying notes are an integral part of these consolidated statements.

                    THE RESTAURANT COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                      March 31,
                                                                        2000         December 31,
                                                                     (Unaudited)         1999
                                                                     ----------      ------------
                                       ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                             $   3,020        $   2,908
Receivables, less allowance for
  doubtful accounts of $1,036 and $990                                    8,091            7,699
Inventories, at the lower of first-
  in, first-out cost or market                                            5,118            5,513
Prepaid expenses and other current assets                                 1,912            1,193
Deferred income taxes                                                       635              635
                                                                      ---------        ---------
                   Total current assets                                  18,776           17,948
                                                                      ---------        ---------

PROPERTY AND EQUIPMENT, at cost, net of
   accumulated depreciation and amortization                            137,616          135,659

INTANGIBLE ASSETS, net of accumulated
   amortization of $33,075 and $32,456                                   36,382           34,175

NOTES RECEIVABLE                                                          2,399            2,462

DEFERRED INCOME TAXES                                                     2,170            2,170

OTHER ASSETS                                                              9,394            8,150
                                                                      ---------        ---------
                                                                      $ 206,737        $ 200,564
                                                                      =========        =========


       The accompanying notes are an integral part of these consolidated balance sheets.

                    THE RESTAURANT COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)

                                                                      March 31,
                                                                         2000           December 31,
                                                                     (Unaudited)            1999
                                                                     -----------        ------------
         LIABILITIES AND STOCKHOLDER'S INVESTMENT
CURRENT LIABILITIES:
 Current maturities of capital lease obligations                      $      937         $      942
 Accounts payable                                                         13,730             15,510
 Accrued expenses                                                         22,226             20,065
                                                                      ----------         ----------
                     Total current liabilities                            36,893             36,517
                                                                      ----------         ----------

CAPITAL LEASE OBLIGATIONS, less
 current maturities                                                        3,811              4,064

LONG-TERM DEBT                                                           164,800            160,416

DEFERRED INCOME TAXES AND OTHER                                            6,184              4,727

STOCKHOLDER'S INVESTMENT:
Common stock $.01 par value, 100,000 shares authorized,
  10,820 issued and outstanding                                                1                  1
Accumulated deficit                                                       (4,952)            (5,161)
                                                                      ----------         ----------
                     Total stockholder's deficit                          (4,951)            (5,160)
                                                                      ----------         ----------
                                                                      $  206,737         $  200,564
                                                                      ==========         ==========

       The accompanying notes are an integral part of these consolidated balance sheets.

                    THE RESTAURANT COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)

                                                                           Three Months Ended
                                                                                 March 31
                                                                      -----------------------------
                                                                         2000               1999
                                                                      ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                     $      209         $     (511)
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                          5,490              5,062
    Change in accounting principle                                            --                340
    Other non-cash income and expense items                                  111                179
    Net changes in other operating assets and liabilities                    315             (2,168)
                                                                      ----------         ----------
      Total adjustments                                                    5,916              3,413
                                                                      ----------         ----------
Net cash provided by operating activities                                  6,125              2,902
                                                                      ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment                                      (4,062)            (3,238)
Cash paid for acquisition of franchised restaurants                       (5,902)                --
Proceeds from sale of property and equipment                                 423                 --
Payments on notes receivable                                                  36                 76
                                                                      ----------         ----------
Net cash used in investing activities                                     (9,505)            (3,162)
                                                                      ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from long-term debt                                           3,750              1,000
Principal payments under capital lease obligations                          (258)              (296)
Purchase of minority interest                                                 --                (12)
                                                                      ----------         ----------
Net cash provided by financing activities                                  3,492                692
                                                                      ----------         ----------
Net increase in cash and cash equivalents                                    112                432
                                                                      ----------         ----------
CASH AND CASH EQUIVALENTS:
Balance, beginning of period                                               2,908              3,150
                                                                      ----------         ----------
Balance, end of period                                                $    3,020         $    3,582
                                                                      ==========         ==========

 The accompanying notes are an integral part of these consolidated statements.

                    THE RESTAURANT COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Organization

The Restaurant Company (the "Company," "Perkins," or "TRC") is a wholly-owned subsidiary of The Restaurant Holding Corporation ("RHC"). TRC conducts business under the name "Perkins Restaurant and Bakery". TRC is also the sole stockholder of TRC Realty LLC and Perkins Finance Corp. RHC is owned by Donald
N. Smith ("Mr. Smith"), TRC's Chairman and Chief Executive Officer, and BancBoston Ventures, Inc. Mr. Smith is also the Chairman and Chief Executive Officer of Friendly Ice Cream Corporation ("FICC"), which operates and franchises approximately 600 restaurants, located primarily in the northeastern United States. Mr. Smith owns 8.5% of the common stock of FICC.

Basis of Presentation

The accompanying unaudited consolidated financial statements of TRC have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of the operating results. Results of operations for the interim periods are not necessarily indicative of a full year of operations. The notes to the financial statements contained in the 1999 Annual Report on Form 10-K should be read in conjunction with these statements.

Certain prior year amounts have been reclassified to conform to current year presentation.

The Recapitalization

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

Bankruptcy of a Significant Franchisee

A franchisee of the Company which operated 18 restaurants as of March 31, 2000, filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Ohio on October 27, 1999. Management believes it is possible that the majority of these restaurants will remain in the Perkins system through acquisition of the franchisee's operations by a third party. During 1999, the Company earned royalties from these restaurants totaling approximately $865,000. As of March 31, 2000, the franchisee owed the Company $392,000 in pre-petition royalty fees. Additionally, the franchisee owed the Company $119,000 in post-petition royalties. Although the franchisee's obligations to the Company are guaranteed by the principals of the franchisee, collection under the guarantees is uncertain and, therefore, the pre-petition obligations are fully reserved.

Contingencies

The Company is a party to various legal proceedings in the ordinary course of business. Management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

In the past, the Company has sponsored financing programs offered by certain lending institutions to assist its franchisees in procuring funds for the construction of new franchised restaurants and to purchase and install in-store bakeries. The Company provides a limited guaranty of funds borrowed. At March 31, 2000, there were $1,949,000 in borrowings outstanding under these programs, approximately $800,000 of which are guaranteed by the Company. No additional borrowings are available under these programs.

Supplemental Cash Flow Information

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the three months ended March 31, consisted of the following (in thousands):

                                                                     Three Months Ended
                                                                         March 31,
                                                               -----------------------------
                                                                   2000              1999
                                                               -----------        ----------
          (Increase) Decrease in:
             Receivables                                       $     (502)        $       95
             Inventories                                              395                548
             Prepaid expenses and
               other current assets                                  (718)              (311)
             Other assets                                          (1,333)              (675)

          Increase (Decrease) in:
             Accounts payable                                      (1,779)              (262)
             Accrued expenses                                       2,161             (1,053)
             Other liabilities                                      2,091               (510)
                                                               ----------         ----------
                                                               $      315         $   (2,168)
                                                               ==========         ==========


Other supplemental cash flow information was as follows (in thousands):


                                                                    Three Months Ended
                                                                        March 31,
                                                               -----------------------------
                                                                   2000              1999
                                                               -----------        ----------
          Cash paid for interest                               $      256         $      279
          Income taxes paid                                           248                196
          Income tax refunds received                                   1                 65

Segment Reporting

The following presents revenues and other financial information by business segment for the periods ended March 31 (in thousands):


2000:
                            Restaurant      Franchise    Manufacturing    Other       Totals
                            ----------      ---------    -------------   --------    --------
Revenues from
    external customers      $    68,689     $   5,247    $       6,802   $    167    $ 80,905
Intersegment revenues                --            --            2,350         --       2,350
Segment profit (loss)             6,875         4,598            1,393    (12,657)        209


1999:
                            Restaurant      Franchise    Manufacturing    Other       Totals
                            ----------      ---------    -------------   --------    --------
Revenues from
   external customers       $    62,324     $   4,985    $       5,877   $    303    $ 73,489
Intersegment revenues                --            --            2,053         --       2,053
Segment profit (loss)             6,236         4,273            1,003    (12,023)       (511)


A reconciliation of other segment loss is as follows (in thousands):


                                                                     2000                      1999
                                                               --------------            --------------
General and administrative expenses                            $        7,097            $        6,655
Depreciation and amortization expenses                                  1,487                     1,478
Interest expense                                                        4,424                     4,283
Change in accounting principle                                              -                       340
Income tax expense (benefit)                                               93                      (106)
Other                                                                    (444)                     (627)
                                                               --------------            --------------
                                                               $       12,657            $       12,023
                                                               ==============            ==============

Preopening Expenses

In April 1998, The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which the Company adopted in 1999. SOP 98-5 requires the costs of start-up activities to be expensed as incurred. Prior to 1999, new store preopening costs were deferred and amortized over twelve months starting when a restaurant opened. Upon adoption of SOP 98-5, the Company recorded a cumulative effect of a change in accounting principle of $340,000, net of income tax benefit, to write off unamortized preopening costs that existed on the balance sheet at December 31, 1998.

Deferred Compensation

Effective January 1, 1999, the Company established a Deferred Compensation Plan under which officers and key employees of the Company may defer specified percentages of their salaries, annual incentives and long-term compensation payments. The Company also makes matching contributions of the lesser of 3% of eligible compensation or $5,100 for 2000. Amounts deferred are excluded from the participant's taxable income and are held in trust with a bank, where the funds are invested at the direction of the participant. The total amounts held in trust as of March 31, 2000 and December 31, 1999, were $3,679,000 and $2,115,000, respectively, and are included in other assets and other liabilities in the accompanying balance sheets of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FIRST QUARTER ENDED MARCH 31, 2000


RESULTS OF OPERATIONS

Overview:

The Company is a leading operator and franchisor of mid-scale restaurants located in 35 states and 4 Canadian provinces. As of March 31, 2000, the Company owned and operated 147 restaurants and franchised 330 restaurants. The Company also manufactures and distributes bakery products which are sold to Company-operated restaurants, franchisees, third-party bakers and food distributors. The business of Perkins was founded in 1958, and since then Perkins has continued to adapt its menus, product offerings, building designs and decor to meet changing consumer preferences. Perkins is a highly recognized brand in the geographic areas it serves.

The Company's revenues are derived primarily from the operation of Company-owned restaurants, the sale of bakery products produced by its manufacturing division, Foxtail Foods ("Foxtail"), and franchise fees. In order to ensure consistency and availability of Perkins' proprietary products to each unit in the system, Foxtail offers cookie doughs, muffin batters, pancake mixes, pies and other food products to Company-operated and franchised restaurants through food service distributors. Additionally, it produces a variety of non-proprietary products for sale in various retail markets. Sales to Company-operated restaurants are eliminated in the accompanying statements of operations. In the three months ended March 31, 2000, revenues from Company-operated restaurants, Foxtail and franchise and other accounted for 84.9%, 8.4% and 6.7% of total revenues, respectively.

TRC leases an executive aircraft through TRC Realty LLC. The aircraft is operated for the benefit of, and all operating costs are reimbursed by, TRC and FICC. Revenue received from FICC is included in franchise and other revenues in the accompanying statements of operations.

A summary of the Company's results for the quarter ended March 31 is presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenues. Certain prior year amounts have been reclassified to conform to current year presentation.

                                                                                     Three Months Ended
                                                                                           March 31
                                                                                -----------------------------
                                                                                   2000               1999
                                                                                -----------------------------
          Revenues:
             Food sales                                                               93.3%              93.0%
             Franchise and other revenues                                              6.7                7.0
                                                                                ----------         ----------
          Total Revenues                                                             100.0              100.0
                                                                                ----------         ----------

          Costs and Expenses:
           Cost of sales:
                Food cost                                                             26.2               26.3
                Labor and benefits                                                    33.1               33.4
                Operating expenses                                                    18.3               18.5
           General and administrative                                                 10.1               10.1
           Depreciation and amortization                                               6.8                6.9
           Interest, net                                                               5.5                5.8
           Other, net                                                                 (0.4)              (0.7)
                                                                                ----------         ----------
          Total Costs and Expenses                                                    99.6              100.3
                                                                                ----------         ----------
          Income (Loss) from operations before income taxes and
           cumulative effect of change in accounting principle                         0.4               (0.3)
          Benefit from (Provision for) income taxes                                   (0.1)               0.1
                                                                                ----------         ----------
          Income (Loss) from operations before cumulative effect
           of change in accounting principle                                           0.3               (0.2)
          Cumulative effect of change in accounting
           principle, net of income taxes                                               --               (0.5)
                                                                                ----------         ----------
          Net Income (Loss)                                                            0.3%              (0.7)%
                                                                                ==========         ==========


Net income for the first quarter of 2000 was $209,000 versus net loss of $511,000 for the same period in 1999. Excluding the tax effected change in accounting principle, net loss in 1999 was $171,000.

Revenues:

Total revenues for the first quarter of 2000 increased 10.1% over the same period last year due primarily to sales from stores which were not open during the first quarter of 1999, higher comparable restaurant sales and increased Foxtail sales.

Same store comparable sales increased approximately 5.0% due primarily to guest trends toward higher-priced entrees and a 1.2% increase in comparable guest visits. The shift in customer preference to higher-priced entrees can be attributed to the Company's development and promotion of higher-priced menu items. The current year also included an additional day in February. These increases were partially offset by stores that have closed since January 1999.

Revenues from Foxtail increased approximately 15.7% over the three months ended March 31, 1999, and constituted approximately 8.4% of the Company's revenues. The increase is primarily due to significantly higher sales levels inside the Perkins system as a result of bakery promotions in the current year and price increases taken in mid and late 1999.

Franchise and other revenues increased 5.6% over the first quarter of 1999. During the first quarter of 2000, four new franchised restaurants opened, three franchised restaurants closed and four formerly franchised restaurants were converted to Company-operated restaurants. In the first quarter of 1999, four franchised restaurants were opened and 34 were closed. The franchised restaurants which closed in 1999 included 31 Perk Development Corporation restaurants which closed February 28, 1999, as a result of a bankruptcy liquidation sale. Higher average sales in 21 new restaurants, an increase in franchise comparable store sales and the impact of leap year led to the increase in royalty revenue.

Costs and Expenses:

Food cost:
In terms of total revenues, food cost for the three months ended March 31, 2000, decreased 0.1 percentage point over the same period in 1999 due to decreased food cost for Foxtail partially offset by an increase in restaurant division food cost. For the restaurant division, increased pork costs and greater consumer participation in system promotions with higher than average food cost were offset by decreases in dairy pricing. Foxtail's food cost decreased as a result of stable commodity costs and a significant increase in sales of higher gross margin products.

Labor and benefits:
Labor and benefits expense, as a percentage of total revenues, decreased 0.3 percentage points for the three months ended March 31, 2000. A higher average wage rate and typically lower productivity in new corporate restaurants were offset by operational efficiencies at Foxtail and reduced restaurant division incentive compensation expense.

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

Operating expenses:
Operating expenses, expressed as a percentage of total revenues for the period decreased 0.2 percentage points. This decrease is primarily due to the impact of increased comparable sales on fixed expenses. This impact was partially offset by preopening expenses associated with two corporate restaurant openings in the first quarter of 2000 versus no openings in 1999.

General and administrative:
General and administrative expenses increased 10.0% as a result of increased cost of administrative support and promotional expenses associated with Foxtail's sales.

Depreciation and amortization:
Depreciation and amortization expense increased approximately 8.5% over the same period last year due to the addition of new Company-operated restaurants and the Company's continuing program to upgrade and maintain existing restaurants.

Interest, net:
Interest expense increased 3.3% over the same period last year. The increase is the result of increased average borrowings and higher variable interest rates on the Company's revolving line of credit.

Other:
Results of operations for the three months ended March 31, 1999 reflect a $340,000 cumulative effect of change in accounting principle charge against earnings, net of income taxes, related to the adoption of SOP 98-5. Prior to 1999, the Company deferred new store preopening costs and amortized them over the twelve months following the opening of the restaurant.

CAPITAL RESOURCES AND LIQUIDITY

The principal use of cash during the quarter ended March 31, 2000, was capital expenditures. Capital expenditures consisted primarily of the purchase of four restaurants from franchisees, equipment purchases for new Company-operated restaurants and costs related to remodels of existing restaurants. In addition to the four restaurants that were acquired from franchisees, the Company opened two new stores in the first quarter of 2000. The Company's primary sources of funding were cash provided by operations and revolving credit borrowings.

The following table summarizes capital expenditures for the three months ended March 31, 2000 and 1999, (in thousands):

                                                               THREE MONTHS ENDED
                                                                     MARCH 31
                                                          ----------------------------
                                                             2000              1999
                                                          ----------        ----------
          Maintenance                                     $      360        $      387
          New restaurants                                      7,279             1,085
          Manufacturing                                          117               217
          Remodeling and Reimaging                             1,183               974
          Other                                                1,025               575
                                                          ----------        ----------
          Total Capital Expenditures                      $    9,964        $    3,238
                                                          ==========        ==========

The Company's capital budget for 2000 is $41.6 million which includes plans to open six additional Company-operated restaurants by year end. The remaining capital budget will be primarily applied to remodels of existing restaurants, restaurant maintenance and improvements to the Company's infrastructure equipment. The primary source of funding for these projects is expected to be cash provided by operations and borrowings under the Company's line of credit. Capital spending could vary significantly from planned amounts as certain of these expenditures are discretionary in nature.

On December 22, 1997, the Company obtained a secured $50,000,000 revolving line of credit facility (the "Credit Facility") with a sublimit for up to $5,000,000 of letters of credit. The Credit Facility was amended on March 31, 2000 to modify covenant requirements to reflect the Recapitalization and extend the maturity date to January 1, 2005. As a result of extending the maturity date and covenant adjustments, borrowing rates were adjusted to current market rates. All amounts under the facility will bear interest at floating rates based on the agent's base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is secured by a first priority lien on substantially all of the assets of the Company. As of March 31, 2000, $12,500,000 in borrowings and approximately $1,253,000 of letters of credit were outstanding under the facility.

The Company's ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on the Company's future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the Credit Facility, will be adequate to meet the Company's liquidity needs for the foreseeable future. The Company may, however, need to refinance all or a portion of the principal of the TRC Notes and the Notes on or prior to maturity. There can be no assurance that the Company will generate sufficient cash flow from operations, or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

SEASONALITY

Company revenues are subject to seasonal fluctuations. Customer counts (and consequently revenues) are highest in the summer months and lowest during the winter months because of the high proportion of restaurants located in states where inclement weather adversely affects guest visits.

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

ITEM 2A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company currently has market risk sensitive instruments related to interest rates. The Company is not subject to significant exposure for changing interest rates on its senior notes because the interest rates are fixed. The Company has in place a $50,000,000 line of credit facility which matures on January 1, 2003. All borrowings under the facility bear interest at floating rates based on the agent's base rate or Eurodollar rates. The Company had $12,500,000 outstanding under the line of credit facility at March 31, 2000. While changes in market interest rates would affect the cost of funds borrowed in the future, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be material.

Commodity Price Risk

Many of the food products purchased by the Company are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside the control of the Company. The Company's supplies and raw materials are available from several sources and the Company is not dependent upon any single source for these items. If any existing suppliers fail, or are unable to deliver in quantities required by the Company, the Company believes that there are sufficient other quality suppliers in the marketplace that its sources of supply can be replaced as necessary. At times, the Company enters into purchase contracts of one year or less or purchases bulk quantities for future use of certain items in order to control commodity pricing risks. Certain significant items that could be subject to price fluctuations are beef, pork, coffee, eggs, wheat products and corn products. The Company believes it will be able to pass through increased commodity costs by adjusting menu pricing in most cases. Additionally, the Company's product offerings and marketing events are relatively diverse. Therefore, the Company has the flexibility to adjust its product mix to take advantage of or limit exposure to commodity cost fluctuations. The Company believes that any changes in commodity pricing which cannot be offset by changes in menu pricing, or other product delivery strategies, would not be material.

PART II - OTHER INFORMATION

                    Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits - Reference is made to the Index of Exhibits attached hereto as page 18 and made a part hereof.

(b)    Reports on Form 8-K -  None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             THE RESTAURANT COMPANY


DATE: May 15, 2000                           BY: /s/ Steven R. McClellan
                                                ------------------------------
                                             Steven R. McClellan
                                             Executive Vice President, Chief
                                             Financial Officer and Director


                                             BY: /s/ Louis C. Jehl
                                                ------------------------------
                                             Louis C. Jehl
                                             Vice President and Controller

Exhibit Index

         Exhibit No.              Description
         -----------              -----------
         10.71                    Amendment to Revolving Credit agreement by and among
                                  The Restaurant Company, Fleet National Bank and other lending institutions, Fleet National Bank as agent and administrative agent and Bank of America, N.A. as syndication agent.

         27                       Financial Data Schedule (for SEC use only)