Form 10-Q
period 2000-06-30
RESTAURANT CO
filed 2000-08-14
CIK 1047040

                          UNITED STATES CONFORMED COPY
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ------------------

Commission file number 333-57925
                       ---------


                             The Restaurant Company
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                      62-1254388
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF
 INCORPORATION OR ORGANIZATION)             (I.R.S. EMPLOYER IDENTIFICATION NO.)

6075 Poplar Avenue, Suite 800, Memphis, TN                 38119
--------------------------------------------------------------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

                                 (901) 766-6400
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


         Indicate by [X], whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                 (In Thousands)

                                                 Three Months Ended       Six Months Ended
                                                      June 30                  June 30
                                                --------------------    ----------------------
                                                  2000        1999         2000         1999
                                                --------    --------    ---------    ---------
REVENUES:
   Food sales                                   $ 77,742    $ 73,831    $ 153,233    $ 142,195
   Franchise and other revenue                     5,732       5,569       11,146       10,694
                                                --------    --------    ---------    ---------
Total Revenues                                    83,474      79,400      164,379      152,889
                                                --------    --------    ---------    ---------
COSTS AND EXPENSES:
Cost of sales:
   Food cost                                      21,521      19,973       42,727       39,312
   Labor and benefits                             27,969      26,411       54,762       50,984
   Operating expenses                             15,028      14,033       29,872       27,596
General and administrative                         7,008       7,606       15,203       15,055
Depreciation and amortization                      5,648       5,151       11,138       10,213
Interest, net                                      4,531       4,240        8,956        8,523
Gain on disposition of assets, net                    --        (427)          --         (427)
Asset write-down                                     600         420          600          420
Other, net                                          (367)       (357)        (717)        (860)
                                                --------    --------    ---------    ---------
Total Costs and Expenses                          81,938      77,050      162,541      150,816
                                                --------    --------    ---------    ---------
Income before income taxes and cumulative
 effect of change in accounting principle          1,536       2,350        1,838        2,073
Provision for income taxes                          (532)       (821)        (625)        (715)
                                                --------    --------    ---------    ---------
Income before cumulative effect
 of change in accounting principle                 1,004       1,529        1,213        1,358
Cumulative effect of change in accounting
 principle, net of income tax benefit of $188         --          --           --         (340)
                                                --------    --------    ---------    ---------
NET INCOME                                      $  1,004    $  1,529    $   1,213    $   1,018
                                                ========    ========    =========    =========

              The accompanying notes are an integral part of these
                            consolidated statements.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                            June 30,
                                                              2000        December 31,
                                                           (Unaudited)       1999
                                                            ---------      ---------
                ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                   $   2,438      $   2,908
Receivables, less allowance for
  doubtful accounts of $1,140 and $990                          8,061          7,699
Inventories, at the lower of first-
  in, first-out cost or market                                  5,759          5,513
Prepaid expenses and other current assets                       2,078          1,193
Deferred income taxes                                             635            635
                                                            ---------      ---------
        Total current assets                                   18,971         17,948
                                                            ---------      ---------
PROPERTY AND EQUIPMENT, at cost, net of
   accumulated depreciation and amortization                  141,059        135,659

INTANGIBLE ASSETS, net of accumulated
    amortization of $33,723 and $32,456                        35,793         34,175

NOTES RECEIVABLE, less reserve for
    notes receivable of $197 and $170                           2,310          2,462

DEFERRED INCOME TAXES                                           2,170          2,170

OTHER ASSETS                                                    9,323          8,150
                                                            ---------      ---------
                                                            $ 209,626      $ 200,564
                                                            =========      =========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)

                                                            June 30,
                                                              2000        December 31,
                                                           (Unaudited)       1999
                                                            ---------      ---------
LIABILITIES AND STOCKHOLDER'S INVESTMENT

CURRENT LIABILITIES:

 Current maturities of capital lease obligations            $     933      $     942
 Accounts payable                                              14,072         15,510
 Accrued expenses                                              18,475         20,065
                                                            ---------      ---------
        Total current liabilities                              33,480         36,517
                                                            ---------      ---------
CAPITAL LEASE OBLIGATIONS, less
 current maturities                                             3,570          4,064

LONG-TERM DEBT                                                170,452        160,416

DEFERRED INCOME TAXES AND OTHER                                 6,073          4,727

STOCKHOLDER'S INVESTMENT:
Common stock $.01 par value, 100,000 shares authorized,
  10,820 issued and outstanding                                     1              1
Accumulated deficit                                            (3,950)        (5,161)
                                                            ---------      ---------
        Total stockholder's deficit                            (3,949)        (5,160)
                                                            ---------      ---------
                                                            $ 209,626      $ 200,564
                                                            =========      =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                            Three Months Ended     Six Months Ended
                                                                 June 30                June 30
                                                            ------------------    --------------------
                                                             2000       1999        2000        1999
                                                            -------    -------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $ 1,004    $ 1,529    $  1,213    $  1,018
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                             5,648      5,151      11,138      10,213
    Change in accounting principle                               --         --          --         340
    Gain on disposition of assets, net                           --       (427)         --        (427)
    Asset write-down                                            600        420         600         420
    Other noncash income and expense items                      110        135         221         314
    Net changes in other operating assets and liabilities    (3,558)    (1,746)     (3,243)     (3,914)
                                                            -------    -------    --------    --------
      Total adjustments                                       2,800      3,533       8,716       6,946
                                                            -------    -------    --------    --------
Net cash provided by operating activities                     3,804      5,062       9,929       7,964
                                                            -------    -------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:

Cash paid for property and equipment                         (9,192)    (6,717)    (13,254)     (9,955)
Cash paid for acquisition of franchised restaurants              --         --      (5,902)         --
Proceeds from sale of property and equipment                      8         --         431          --
Payments on notes receivable                                     43         48          79         124
                                                            -------    -------    --------    --------
Net cash used in investing activities                        (9,141)    (6,669)    (18,646)     (9,831)
                                                            -------    -------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from long-term debt                              5,000      1,000       8,750       2,000
Principal payments under capital lease obligations             (245)      (315)       (503)       (611)
Purchase of minority interest                                    --        (20)         --         (32)
                                                            -------    -------    --------    --------
Net cash provided by financing activities                     4,755        665       8,247       1,357
                                                            -------    -------    --------    --------
Net decrease in cash and cash equivalents                      (582)      (942)       (470)       (510)
                                                            -------    -------    --------    --------
CASH AND CASH EQUIVALENTS:

Balance, beginning of period                                  3,020      3,582       2,908       3,150
                                                            -------    -------    --------    --------
Balance, end of period                                      $ 2,438    $ 2,640    $  2,438    $  2,640
                                                            =======    =======    ========    ========

              The accompanying notes are an integral part of these
                            consolidated statements.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Organization

The Restaurant Company (the "Company," "Perkins," or "TRC") is a wholly-owned subsidiary of The Restaurant Holding Corporation ("RHC"). TRC conducts business under the name "Perkins Restaurant and Bakery". TRC is also the sole stockholder of TRC Realty LLC and Perkins Finance Corp. RHC is owned by Donald N. Smith ("Mr. Smith"), TRC's Chairman and Chief Executive Officer, and BancBoston Ventures, Inc. Mr. Smith is also the Chairman and Chief Executive Officer of Friendly Ice Cream Corporation ("FICC"), which operates and franchises approximately 600 restaurants, located primarily in the northeastern United States. Mr. Smith owns 9.3% of the common stock of FICC.

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

The Recapitalization

Prior to December 13, 1999, TRC was the sole stockholder of Perkins Restaurants, Inc. ("PRI") which was a limited partner and indirect owner of 100% of Perkins Family Restaurants, L.P. ("PFR") and the parent of PFR's general partner, Perkins Management Company, Inc. ("PMC"). On December 13, 1999, PMC was merged into PRI. On December 15, 1999, PRI was merged into TRC. As a result of these mergers, PFR, which had been an indirect wholly-owned subsidiary of TRC, became a direct wholly-owned subsidiary of TRC, and TRC became the general partner of PFR.

On December 22, 1999, through a series of transactions, TRC repurchased all of its outstanding shares other than those owned by Mr. Smith. Mr. Smith contributed all of his shares in TRC to RHC, and PFR was merged into TRC. As a result, TRC became a 100% owned subsidiary of RHC. No change in the Company's management or business strategy has occurred as a result of the Recapitalization.

Bankruptcy of a Significant Franchisee

On October 27, 1999, Reading Restaurants, Inc. ("Reading"), a franchisee of Perkins, filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Ohio. Of the 18 restaurants operated by Reading as of March 31, 2000, 16 were purchased by another of the Company's franchisees effective June 9, 2000. The remaining two restaurants have been closed. Reading owed the Company approximately $500,000 in royalty fees as of June 30, 2000. Although these fees are personally guaranteed by three principals of the franchisee, collection under these guarantees is uncertain and therefore these amounts have been fully reserved.

Contingencies

The Company is a party to various legal proceedings in the ordinary course of business. Management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

In the past, the Company has sponsored financing programs offered by certain lending institutions to assist its franchisees in procuring funds for the construction of new franchised restaurants and to purchase and install in-store bakeries. The Company provides a limited guaranty of the funds borrowed. At June 30, 2000, there were approximately $1,903,000 in borrowings outstanding under these programs, approximately $800,000 of which are guaranteed by the Company. No additional borrowings are available under these programs.

On June 9, 2000, the Company entered into a separate agreement to guarantee up to $1,500,000 of borrowings for use by a franchisee to remodel and upgrade existing restaurants. As of June 30, 2000, there were no borrowings outstanding under this agreement.

Supplemental Cash Flow Information

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the three and six months ended June 30, consisted of the following (in thousands):

                                 Three Months Ended         Six Months Ended
                                      June 30                    June 30
                                --------------------      --------------------
                                 2000         1999         2000         1999
                                -------      -------      -------      -------
(Increase) Decrease in:
   Receivables                  $   (84)     $(1,098)     $  (586)     $(1,003)
   Inventories                     (641)        (494)        (246)          54
   Prepaid expenses and
     other current assets          (167)          75         (885)        (236)
   Other assets                     200       (1,184)      (1,133)      (1,859)

Increase (Decrease) in:
   Accounts payable                 341          135       (1,438)        (127)
   Accrued expenses              (3,566)      (1,742)      (1,405)      (2,795)
   Other liabilities                359        2,562        2,450        2,052
                                -------      -------      -------      -------
                                $(3,558)     $(1,746)     $(3,243)     $(3,914)
                                =======      =======      =======      =======

Other supplemental cash flow information was as follows (in thousands):

                                 Three Months Ended         Six Months Ended
                                      June 30                    June 30
                                --------------------      --------------------
                                 2000         1999         2000         1999
                                -------      -------      -------      -------
Cash paid for interest          $ 7,036      $ 6,975      $ 7,292      $ 7,255
Income taxes paid                 1,456          342        1,704          538
Income tax refunds received           1           82            2        1,083

Segment Reporting

The following presents revenues and other financial information by business segment for the periods ended June 30 (in thousands):

                          Restaurant  Franchise  Manufacturing   Other        Totals
                          ----------  ---------  -------------   -----        ------
Three Months Ended:
-------------------
June 30, 2000:
  Revenues from
    external customers     $ 70,749     $ 5,569     $ 6,994     $    162      $ 83,474
  Intersegment revenues          --          --       2,635           --         2,635
  Segment profit (loss)       6,921       4,814       1,760      (12,491)        1,004

June 30, 1999:
  Revenues from
    external customers       66,735       5,414       6,942          309        79,400
  Intersegment revenues          --          --       2,369           --         2,369
  Segment profit (loss)       7,841       4,673       1,544      (12,529)        1,529

Six Months Ended:
-----------------
June 30, 2000:
  Revenues from
    external customers      139,438      10,816      13,796          329       164,379
  Intersegment revenues          --          --       4,985           --         4,985
  Segment profit (loss)      13,796       9,412       3,153      (25,148)        1,213

June 30, 1999:
  Revenues from
    external customers      129,059      10,380      12,819          631       152,889
  Intersegment revenues          --          --       4,422           --         4,422
  Segment profit (loss)      14,077       8,947       2,548      (24,554)        1,018

A reconciliation of other segment loss is as follows (in thousands):

                                          Three Months Ended       Six Months Ended
                                                June 30                June 30
                                         --------------------    --------------------
                                           2000        1999        2000        1999
                                         --------    --------    --------    --------
General and administrative expenses      $  5,780    $  6,508    $ 12,877    $ 13,163
Depreciation and amortization expenses      1,512       1,467       2,999       2,946
Interest expense                            4,531       4,240       8,956       8,523
Change in accounting principle                 --          --          --         340
Gain on disposition of assets                  --        (427)         --        (427)
Asset write-down                              600         420         600         420
Income tax expense                            532         821         625         715
Other                                        (464)       (500)       (909)     (1,126)
                                         --------    --------    --------    --------
                                         $ 12,491    $ 12,529    $ 25,148    $ 24,554
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

Deferred Compensation

Effective January 1, 1999, the Company established a Deferred Compensation Plan under which officers and key employees of the Company may defer specified percentages of their salaries, annual incentives and long-term compensation payments. The Company also makes matching contributions of the lesser of 3% of eligible compensation or $5,100 for 2000. Amounts deferred are excluded from the participant's taxable income and are held in trust with a bank, where the funds are invested at the direction of the participant. The total amounts held in trust as of June 30, 2000 and December 31, 1999 were $3,714,000 and $2,115,000, respectively, and are included in other assets and other liabilities in the accompanying balance sheets of the Company.

Asset Write-down (SFAS No. 121)

As required by Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company evaluates the recoverability of assets (including intangibles) based upon their related undiscounted estimated future cash flows when events and circumstances indicate that assets might be impaired. During the second quarter of 2000, as a result of this review, the Company identified one restaurant property which was not expected to generate undiscounted future cash flows sufficient to cover the carrying value of the underlying assets related to this property. As required under SFAS No. 121, the carrying amounts of the assets associated with this restaurant property were written down to their estimated fair market values. The resulting non-cash charge reduced second quarter 2000 income by $600,000.

During the second quarter of 1999, the company recorded a $420,000 charge primarily to write-off the carrying value of leasehold improvements for a property on which the company did not exercise lease options. In addition, development of two prospective restaurant sites was discontinued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS FOR THE SECOND QUARTER  AND SIX MONTHS ENDED JUNE 30, 2000

RESULTS OF OPERATIONS

Overview:

The Company is a leading operator and franchisor of mid-scale restaurants located in 35 states and 4 Canadian provinces. As of June 30, 2000, the Company owned and operated 147 restaurants and franchised 331 restaurants. The Company also manufactures and distributes bakery products which are sold to Company-operated restaurants, franchisees, third-party bakers and food distributors. The business of Perkins was founded in 1958, and since then Perkins has continued to adapt its menus, product offerings, building designs and decor to meet changing consumer preferences. Perkins is a highly recognized brand in the geographic areas it serves.

The Company's revenues are derived primarily from the operation of Company-owned restaurants, the sale of bakery products produced by its manufacturing division, Foxtail Foods ("Foxtail"), and franchise fees. In order to ensure consistency and availability of Perkins' proprietary products to each unit in the system, Foxtail offers cookie doughs, muffin batters, pancake mixes, pies and other food products to Company-operated and franchised restaurants through food service distributors. Additionally, it produces a variety of non-proprietary products for sale in various retail markets. Sales to Company-operated restaurants are eliminated in the accompanying statements of operations. In the six months ended June 30, 2000, revenues from Company-operated restaurants, Foxtail and franchise and other accounted for 84.8%, 8.4% and 6.8% of total revenues, respectively.

TRC leases an executive aircraft through TRC Realty LLC. The aircraft is operated for the benefit of, and all operating costs are reimbursed by, TRC and FICC. Revenue received from FICC is included in franchise and other revenues in the accompanying statements of operations.

A summary of the Company's results for the three months and the six months ended June 30 is presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenues. Certain prior year amounts have been reclassified to conform to current year presentation.

                                             Three Months Ended     Six Months Ended
                                                   June 30               June 30
                                              -----------------     -----------------
                                               2000       1999       2000       1999
                                              ------     ------     ------     ------
Revenues:
   Food sales                                   93.1%      93.0%      93.2%      93.0%
   Franchise and other revenues                  6.9        7.0        6.8        7.0
                                              ------     ------     ------     ------
Total Revenues                                 100.0      100.0      100.0      100.0
                                              ------     ------     ------     ------
Costs and Expenses:
 Cost of sales:
      Food cost                                 25.8       25.2       26.0       25.7
      Labor and benefits                        33.5       33.3       33.3       33.3
      Operating expenses                        18.0       17.7       18.2       18.0
 General and administrative                      8.4        9.6        9.2        9.8
 Depreciation and amortization                   6.8        6.5        6.8        6.7
 Interest, net                                   5.4        5.3        5.4        5.6
 Gain on disposition of assets, net               --       (0.5)        --       (0.3)
 Asset write-down                                0.7        0.5        0.4        0.3
 Other, net                                     (0.4)      (0.5)      (0.4)      (0.5)
                                              ------     ------     ------     ------
Total Costs and Expenses                        98.2       97.1       98.9       98.6
                                              ------     ------     ------     ------
Income before income taxes and cumulative
 effect of change in accounting principle        1.8        2.9        1.1        1.4
Provision for income taxes                      (0.6)      (1.0)      (0.4)      (0.5)
                                              ------     ------     ------     ------
Income before cumulative effect of
 change in accounting principle                  1.2        1.9        0.7        0.9
Cumulative effect of change in accounting
 principle, net of income taxes                   --         --         --       (0.2)
                                              ------     ------     ------     ------
Net Income                                       1.2%       1.9%       0.7%       0.7%
                                              ======     ======     ======     ======


Net income for the second quarter of 2000 was $1,004,000 versus net income of $1,529,000 for the same period in 1999. For the six months ended June 30, 2000, net income was $1,213,000 compared to $1,018,000 in the prior year. Excluding the tax effected change in accounting principle, net income for the six months ended June 30, 1999, was $1,358,000.

Revenues:

Total revenues for the second quarter and first six months of 2000 increased 5.1% and 7.5% over the same periods last year due primarily to sales from stores which were not open during 1999, higher comparable restaurant sales and increased Foxtail sales.

Same store comparable sales increased approximately 1.9% over the second quarter and 3.2% over the first six months of 1999 due primarily to selective menu price increases and guest trends toward higher-priced entrees. The shift in customer preference to higher-priced entrees can be attributed to the Company's development and promotion of higher-priced menu items. The current year also included an additional day in February. These increases were partially offset by stores that have closed since January 1999 as well as decreases in comparable guest visits of 3.0% for the second quarter and 1.2% for the first six months.

Revenues from Foxtail increased approximately 0.7% and 7.6% over the three and six months ended June 30, 1999, and constituted approximately 8.4% of the Company's revenue for both periods. The year-to-date increase is primarily due to higher sales levels inside the Perkins system as a result of bakery promotions during the first quarter of the current year and price increases taken in mid and late 1999.

Franchise and other revenues increased 2.9% over the second quarter of 1999 and 4.2% over the first six months of 1999. During the first six months of 2000, nine new franchised restaurants opened, seven franchised restaurants closed and four formerly franchised restaurants were converted to Company-operated restaurants. In the first six months of 1999, eleven franchised restaurants were opened and 36 were closed. The franchised restaurants which closed in 1999 included 31 Perk Development Corporation restaurants which closed February 28, 1999, as a result of a bankruptcy liquidation sale. Franchise revenue increased for both periods due to higher average sales in 20 new restaurants which have opened since June 30, 1999. In addition, year-to-date royalty revenue increased due to a slight improvement in franchise comparable store sales and the impact of leap year.

Costs and Expenses:

Food cost:

In terms of total revenues, food cost for the three and six months ended June 30, 2000, increased 0.6 and 0.3 percentage points, respectively, over the same periods in 1999. Restaurant division food cost increased primarily due to higher commodity costs for pork, red meat and fish, the successful promotion of entree items with higher than historical food cost and certain product upgrades. These increases were partially offset by decreases in dairy and egg pricing. Foxtail's food cost decreased due to stable commodity costs and a significant increase in sales of higher gross margin products.

Labor and benefits:

Labor and benefits expense, as a percentage of total revenues, increased 0.2 percentage points for the second quarter and was flat for the six months compared with the same periods in 1999. A higher average wage rate and lower productivity in corporate restaurants were partially offset by reduced restaurant division incentive compensation expense. The favorable impact of increased operational efficiencies at Foxtail partially mitigated increased labor and benefits expense in corporate restaurants.

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

Operating expenses:

Operating expenses, expressed as a percentage of total revenues increased 0.3 and 0.2 percentage points for the three and six months ended June 30, 2000, respectively. The increase for the quarter was due to increased cost of utilities, local advertising and restaurant supplies. The year-to-date increase is due to increased restaurant operating expenses.

General and administrative:

General and administrative expenses decreased 7.9% and increased 1.0% over the three and six months ended June 30, 1999, respectively. Current quarter incentive costs decreased as a result of operating results falling below planned incentive levels. An increase in administrative support and an increase in promotional expenses associated with Foxtail's sales partially offset the decrease. The increase for the six months is due to increased administrative support and promotional expenses at Foxtail partially offset by reduced incentive costs.

Depreciation and amortization:

Depreciation and amortization expense for the three and six months ended June 30, 2000 increased 9.6% and 9.1% over the same periods last year due primarily to the addition of seven new Company-operated restaurants and the Company's continuing program to upgrade and maintain existing restaurants.

Interest, net:

Interest expense increased 6.9% for the three months and 5.1% for the six months ended June 30, 2000, over the same periods last year. The increases were primarily a result of increased average borrowings to fund capital expenditures and higher variable interest rates on the Company's revolving line of credit. These increases were partially offset by decreased interest expense related to capital leases.

Other

The Company recorded an asset write-down under Statement of Financial Accounting Standards No. 121 totaling $600,000 during the second quarter of 2000. This charge was the result of an underperforming property which management intends to close during the third quarter.

Results of operations for the six months ended June 30, 1999 reflect a $340,000 cumulative effect of change in accounting principle charge against earnings, net of income taxes, related to the adoption of SOP 98-5. Prior to 1999, the Company deferred new store preopening costs and amortized them over the twelve months following the opening of the restaurant. During the second quarter of 1999, the Company recognized a gain of $427,000 related to the early termination of a lease obligation and losses for asset write-downs totaling $420,000. The losses primarily related to a property for which the Company did not exercise lease options. As a result, the related leasehold improvements were written off. In addition, development of two prospective restaurant sites was discontinued.

CAPITAL RESOURCES AND LIQUIDITY

The principal uses of cash during the second quarter and first six months ended June 30, 2000, were capital expenditures and interest payments on the Company's Senior Notes. Capital expenditures consisted primarily of the purchase of four restaurants from franchisees, land, building and equipment for new Company-operated restaurants and costs related to remodels of existing restaurants. In addition to the four new restaurants that were acquired from franchisees, the Company opened three new restaurants in the first six months of 2000. The Company's primary sources of funding were cash provided by operations and revolving credit borrowings.

The following table summarizes capital expenditures for the six months ended June 30, 2000 and 1999, respectively (in thousands):

                                                    Six Months Ended
                                                         June 30
                                                  ----------------------
                                                    2000           1999
                                                  -------         ------
               Maintenance                        $ 1,911         $1,936
               New restaurants                     10,276          3,860
               Manufacturing                          275            574
               Remodeling and Reimaging             4,792          2,446
               Other                                1,902          1,139
                                                  -------         ------
               Total Capital Expenditures         $19,156         $9,955
                                                  =======         ======


The Company's capital budget for 2000 is $41.6 million. The Company plans to add one or two additional Company-operated restaurants by year end. The remaining capital budget will be primarily applied to remodels of existing restaurants, restaurant maintenance and improvements to the Company's infrastructure equipment. The primary source of funding for these projects is expected to be cash provided by operations and borrowings under the Company's line of credit. Capital spending could vary significantly from planned amounts as certain of these expenditures are discretionary in nature.

On December 22, 1997, the Company obtained a secured $50,000,000 revolving line of credit facility (the "Credit Facility") with a sublimit for up to $5,000,000 of letters of credit. The Credit Facility was amended on March 31, 2000 to modify covenant requirements to reflect the Recapitalization and extend the maturity date to January 1, 2005. As a result of extending the maturity date and covenant adjustments, borrowing rates were increased to current market rates. All amounts under the facility will bear interest at floating rates based on the agent's base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is secured by a first priority lien on substantially all of the assets of the Company. As of June 30, 2000, $17,500,000 in borrowings and approximately $1,253,000 of letters of credit were outstanding under the facility.

The Company's ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on the Company's future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the Credit Facility, will be adequate to meet the Company's liquidity needs for the foreseeable future. The Company may, however, need to refinance all or a portion of the principal of its senior notes on or prior to maturity. There can be no assurance that the Company will generate sufficient cash flow from operations, or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

SEASONALITY

Company revenues are subject to seasonal fluctuations. Customer traffic (and consequently revenues) are highest in the summer months and lowest during the winter months because of the high proportion of restaurants located in states where inclement weather adversely affects guest visits.

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

ITEM 2A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company currently has market risk sensitive instruments related to interest rates. The Company is not subject to significant exposure for changing interest rates on its senior notes because the interest rates are fixed. The Company has in place a $50,000,000 line of credit facility which matures on January 1, 2005. All borrowings under the facility bear interest at floating rates based on the agent's base rate or Eurodollar rates. The Company had $17,500,000 outstanding under the line of credit facility at June 30, 2000. While changes in market interest rates would affect the cost of funds borrowed in the future, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be material.

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


                                    THE RESTAURANT COMPANY



DATE:  August 14, 2000              BY: /s/ Steven R. McClellan
     ------------------                 ----------------------------------------
                                    Steven R. McClellan
                                    Executive Vice President, Chief
                                    Financial Officer and Director



                                     BY: /s/ Louis C. Jehl
                                         ---------------------------------------
                                     Louis C. Jehl
                                     Vice President and Controller

                                 Exhibit Index

         Exhibit No.     Description
         -----------     -----------

             27          Financial Data Schedule