Form 10-Q
period 2000-09-30
RESTAURANT CO
filed 2000-11-13
CIK 1047040

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2000
                                   ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________


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
                                 (In Thousands)

                                                      Three Months Ended             Nine Months Ended
                                                         September 30                  September 30
                                                   -----------------------       -------------------------
                                                      2000           1999           2000            1999
                                                   --------       --------       ---------       ---------
REVENUES:
   Food sales                                      $ 82,011       $ 77,351       $ 235,244       $ 219,546
   Franchise and other revenue                        6,130          5,738          17,276          16,432
                                                   --------       --------       ---------       ---------
Total Revenues                                       88,141         83,089         252,520         235,978
                                                   --------       --------       ---------       ---------

COSTS AND EXPENSES:
Cost of sales:
   Food cost                                         22,801         21,468          65,528          60,780
   Labor and benefits                                27,809         26,672          82,571          77,656
   Operating expenses                                16,013         14,636          46,189          42,378
General and administrative                            8,091          7,512          22,990          22,427
Depreciation and amortization                         5,794          5,364          16,932          15,577
Interest, net                                         4,601          4,316          13,557          12,839
Gain on disposition of assets, net                       --             --              --            (427)
Asset write-down                                        937             --           1,537             420
Other, net                                             (383)          (346)         (1,100)         (1,212)
                                                   --------       --------       ---------       ---------
Total Costs and Expenses                             85,663         79,622         248,204         230,438
                                                   --------       --------       ---------       ---------
Income before income taxes and cumulative
 effect of change in accounting principle             2,478          3,467           4,316           5,540
Provision for income taxes                             (842)        (1,150)         (1,467)         (1,865)
                                                   --------       --------       ---------       ---------
Income before cumulative effect
 of change in accounting principle                    1,636          2,317           2,849           3,675
Cumulative effect of change in accounting
 principle, net of income tax benefit of $188            --             --              --            (340)
                                                   --------       --------       ---------       ---------
NET INCOME                                         $  1,636       $  2,317       $   2,849       $   3,335
                                                   ========       ========       =========       =========

  The accompanying notes are an integral part of these consolidated statements.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                              September 30,
                                                   2000       December 31,
                                               (Unaudited)        1999
                                              -------------   ------------

                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents                        $  4,171      $  2,908
Receivables, less allowance for
  doubtful accounts of $1,193 and $990              9,213         7,699
Inventories, at the lower of first-
  in, first-out cost or market                      5,619         5,513
Prepaid expenses and other current assets           1,609         1,193
Deferred income taxes                                 635           635
                                              -------------   ------------
        Total current assets                       21,247        17,948
                                              -------------   ------------

PROPERTY AND EQUIPMENT, at cost, net of
  accumulated depreciation and amortization       140,765       135,659

INTANGIBLE ASSETS, net of accumulated
  amortization of $34,305 and $32,456              35,178        34,175

NOTES RECEIVABLE, less reserve for
  notes receivable of  $197 and  $170               1,592         2,462

DEFERRED INCOME TAXES                               2,170         2,170

OTHER ASSETS                                        9,285         8,150
                                              -------------   ------------
                                                 $210,237      $200,564
                                              =============   ============

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)


                                                    September 30,
                                                         2000       December 31,
                                                     (Unaudited)        1999
                                                    -------------   ------------

                    LIABILITIES AND STOCKHOLDER'S INVESTMENT

CURRENT LIABILITIES:
  Current maturities of capital lease obligations     $     948       $     942
  Accounts payable                                       13,181          15,510
  Accrued expenses                                       22,537          20,065
                                                    -------------   ------------
        Total current liabilities                        36,666          36,517
                                                    -------------   ------------

CAPITAL LEASE OBLIGATIONS, less
  current maturities                                      3,325           4,064

LONG-TERM DEBT                                          166,631         160,416

OTHER LIABILITIES                                         6,554           4,727

STOCKHOLDER'S INVESTMENT:
Common stock $.01 par value, 100,000 shares
  authorized, 10,820 issued and outstanding                   1               1
Accumulated deficit                                      (2,940)         (5,161)
                                                    -------------   ------------
        Total stockholder's deficit                      (2,939)         (5,160)
                                                    -------------   ------------
                                                      $ 210,237       $ 200,564
                                                    =============   ============

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                  Three Months Ended            Nine Months Ended
                                                                      September 30                September 30
                                                               -----------------------       -----------------------
                                                                  2000           1999           2000           1999
                                                               --------       --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $  1,636       $  2,317       $  2,849       $  3,335
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                 5,794          5,364         16,932         15,577
    Change in accounting principle                                   --             --             --            340
    Gain on disposition of assets, net                               --             --             --           (427)
    Asset write-down                                                937             --          1,537            420
    Other noncash income and expense items                          111            181            333            495
    Net changes in other operating assets and liabilities         3,759          2,665            516           (663)
                                                               --------       --------       --------       --------
      Total adjustments                                          10,601          8,210         19,318         15,742
                                                               --------       --------       --------       --------
Net cash provided by operating activities                        12,237         10,527         22,167         19,077
                                                               --------       --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment                             (5,817)        (5,906)       (19,071)       (15,861)
Cash paid for acquisition of franchised restaurants                  --             --         (5,902)            --
Proceeds from sale of property and equipment                         --             --            431             --
Payments on notes receivable                                         43             66            121            190
Distribution from joint venture                                      --            200             --            200
                                                               --------       --------       --------       --------
Net cash used in investing activities                            (5,774)        (5,640)       (24,421)       (15,471)
                                                               --------       --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) long-term debt                   (4,500)        (4,500)         4,250         (2,500)
Principal payments under capital lease obligations                 (230)          (311)          (733)        (1,508)
Purchase of minority interest                                        --            (10)            --            (42)
                                                               --------       --------       --------       --------
Net cash provided by (used in) financing activities              (4,730)        (4,821)         3,517         (4,050)
                                                               --------       --------       --------       --------
Net increase (decrease) in cash and cash equivalents              1,733             66          1,263           (444)
                                                               --------       --------       --------       --------
CASH AND CASH EQUIVALENTS:
Balance, beginning of period                                      2,438          2,640          2,908          3,150
                                                               --------       --------       --------       --------
Balance, end of period                                         $  4,171       $  2,706       $  4,171       $  2,706
                                                               ========       ========       ========       ========

  The accompanying notes are an integral part of these consolidated statements.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Organization

The Restaurant Company (the "Company," or "TRC") is a wholly-owned subsidiary of The Restaurant Holding Corporation ("RHC"). TRC conducts business under the name "Perkins Restaurant and Bakery". TRC is also the sole stockholder of TRC Realty LLC, The Restaurant Company of Minnesota ("TRCM") and Perkins Finance Corp. RHC is owned by Donald N. Smith ("Mr. Smith"), TRC's Chairman and Chief Executive Officer, and BancBoston Ventures, Inc. Mr. Smith is also the Chairman and Chief Executive Officer of Friendly Ice Cream Corporation ("FICC"), which operates and franchises approximately 600 restaurants, located primarily in the northeastern United States. Mr. Smith owns 9.3% of the common stock of FICC.

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

On December 22, 1999, through a series of transactions, TRC repurchased all of its outstanding shares other than those owned by Mr. Smith. Mr. Smith contributed all of his shares in TRC to RHC, and PFR was merged into TRC. As a result, TRC became a 100% owned subsidiary of RHC. No change in the Company's management or business strategy occurred as a result of the Recapitalization.

Bankruptcy of a Significant Franchisee

On October 27, 1999, Reading Restaurants, Inc. ("Reading"), a franchisee of the Company, filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Ohio. Of the 18 restaurants operated by Reading as of March 31, 2000, 16 were purchased by another of the Company's franchisees effective June 9, 2000. The remaining two restaurants have been closed. Reading owed the Company approximately $500,000 in royalty fees as of September 30, 2000. Although these fees are personally guaranteed by three principals of Reading, collection under these guarantees is uncertain and therefore these amounts have been fully reserved.

Contingencies

The Company is a party to various legal proceedings in the ordinary course of business. Management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

In the past, the Company has sponsored financing programs offered by certain lending institutions to assist its franchisees in procuring funds for the construction of new franchised restaurants and to purchase and install in-store bakeries. The Company provides a limited guaranty of the funds borrowed. At September 30, 2000, there were approximately $1,866,000 in borrowings outstanding under these programs, approximately $800,000 of which are guaranteed by the Company. No additional borrowings are available under these programs.

On June 9, 2000, the Company entered into a separate agreement to guarantee up to $1,500,000 of borrowings for use by a franchisee to remodel and upgrade existing restaurants. As of September 30, 2000, there were no borrowings outstanding under this agreement.

Related Party Transaction

During the third quarter of 2000, the Company forgave approximately $625,000 in previously accrued interest on a note receivable from Mr. Smith. The note forgiveness was recorded as a reduction of equity on the Company's balance sheet. The remaining principal balance on the note as of September 30, 2000 was $400,000.

The Restaurant Company of Minnesota

On September 30, 2000, the Company contributed all of the restaurant, office and related assets owned by the Company and used in its operations in Minnesota and North Dakota and all of the Company's trademarks and service marks to The Restaurant Company of Minnesota, a newly created, wholly-owned subsidiary of the Company. TRCM was formed to conduct the Company's operations in Minnesota and North Dakota as well as manage the rights and responsibilities related to the contributed trademarks and service marks. TRCM granted TRC a license to use, and the right to license others to use, the trademarks and service marks used in the Perkins system.

Supplemental Cash Flow Information

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the three and nine months ended September 30, consisted of the following (in thousands):

                                                   Three Months Ended                   Nine Months Ended
                                                      September 30                        September 30
                                            ----------------------------------  ----------------------------------
                                                  2000               1999              2000              1999
                                            ---------------   ----------------  ----------------  ----------------
(Increase) Decrease in:
   Receivables                              $       (1,263)   $          (975)   $       (1,848)   $       (2,019)
   Inventories                                         140               (172)             (106)             (118)
   Prepaid expenses and
     other current assets                              469                (21)             (416)             (269)
   Other assets                                         82                (97)           (1,049)           (2,316)

Increase (Decrease) in:
   Accounts payable                                   (891)             1,276            (2,329)            1,149
   Accrued expenses                                  4,062              3,449             2,472             1,266
   Other liabilities                                 1,160               (795)            3,792             1,644
                                            ---------------   ----------------  ----------------  ----------------
                                            $        3,759    $         2,665   $           516   $          (663)
                                            ===============   ================  ================  ================


Other supplemental cash flow information was as follows (in thousands):

                                                      Three Months Ended              Nine Months Ended
                                                         September 30                   September 30
                                                  ----------------------------   ----------------------------
                                                       2000           1999           2000            1999
                                                  ------------   -------------   ------------   -------------
Cash paid for interest                            $       432    $        194    $     7,725    $      7,449
Income taxes paid                                       1,654           3,013          3,358           3,355
Income tax refunds received                                --              21              2             103

Segment Reporting

The following presents revenues and other financial information by business segment for the periods ended September 30 (in thousands):

                                Restaurant        Franchise         Manufacturing           Other             Totals
                                ----------        ---------         -------------           -----             ------
Three Months Ended:
September 30, 2000:
    Revenues from
      external customers      $      72,929    $         5,970     $          9,082     $          160     $      88,141
    Intersegment revenues                --                 --                2,319                 --             2,319
    Segment profit (loss)             8,973              5,007                1,926           (14,270)             1,636

September 30, 1999:
    Revenues from
      external customers             69,221              5,625                8,028                215            83,089
    Intersegment revenues                --                 --                2,352                 --             2,352
    Segment profit (loss)             8,613              4,932                1,765           (12,993)             2,317

Nine Months Ended:
September 30, 2000:
    Revenues from
      external customers            212,367             16,786               22,877                490           252,520
    Intersegment revenues                --                 --                7,304                 --             7,304
    Segment profit (loss)            22,769             14,419                5,079           (39,418)             2,849

September 30, 1999:
    Revenues from
      external customers            198,280             16,005               20,847                846           235,978
    Intersegment revenues                --                 --                6,774                 --             6,774
    Segment profit (loss)            22,690             13,879                4,313           (37,547)             3,335

A reconciliation of other segment loss is as follows (in thousands):

                                              Three Months Ended             Nine Months Ended
                                                 September 30                   September 30
                                            -----------------------       -----------------------
                                              2000           1999           2000           1999
                                            --------       --------       --------       --------
General and administrative expenses         $  6,848       $  6,562       $ 19,725       $ 19,725
Depreciation and amortization expenses         1,544          1,485          4,543          4,431
Interest expense                               4,601          4,316         13,557         12,839
Change in accounting principle                    --             --             --            340
Gain on disposition of assets                     --             --             --           (427)
Asset write-down                                 937             --          1,537            420
Income tax expense                               842          1,150          1,467          1,865
Other                                           (502)          (520)        (1,411)        (1,646)
                                            --------       --------       --------       --------
                                            $ 14,270       $ 12,993       $ 39,418       $ 37,547
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

Deferred Compensation

Effective January 1, 1999, the Company established a Deferred Compensation Plan under which officers and key employees of the Company may defer specified percentages of their salaries, annual incentives and long-term compensation payments. The Company also makes matching contributions of the lesser of 3% of eligible compensation or $5,100 for 2000. Amounts deferred are excluded from the participant's taxable income and are held in trust with a bank, where the funds are invested at the direction of the participant. The total amounts held in trust as of September 30, 2000 and December 31, 1999 were $3,914,000 and $2,115,000, respectively, and are included in other assets and other liabilities in the accompanying balance sheets of the Company.

Asset Write-down (SFAS No. 121)

As required by Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company evaluates the recoverability of assets (including intangibles) based upon their related undiscounted estimated future cash flows when events and circumstances indicate that assets might be impaired. During the third quarter of 2000, the Company identified two properties which were not expected to generate undiscounted future cash flows sufficient to cover the carrying value of the underlying assets related to these properties. The Company also identified one underperforming property during the second quarter. As required under SFAS No. 121, the carrying amounts of the assets associated with these restaurant properties were written down to their estimated fair market values. The resulting non-cash charges reduced third quarter and year-to-date income by $937,000 and $1,537,000, respectively.

During the second quarter of 1999, the company recorded a $420,000 charge primarily to write-off the carrying value of leasehold improvements for a property on which the company did not exercise lease options. In addition, development of two prospective restaurant sites was discontinued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000


RESULTS OF OPERATIONS

Overview:

The Company is a leading operator and franchisor of mid-scale restaurants located in 35 states and 4 Canadian provinces. As of September 30, 2000, the Company owned and operated 145 restaurants and franchised 337 restaurants. Both the Company operated restaurants and franchised restaurants operate under the names "Perkins Restaurant and Bakery," "Perkins Family Restaurant," "Perkins Family Restaurant and Bakery," or "Perkins Restaurant" and the mark "Perkins." The Company also manufactures and distributes bakery products which are sold to Company-operated restaurants, franchisees, third-party bakers and food distributors. The business of Perkins was founded in 1958, and since then Perkins has continued to adapt its menus, product offerings, building designs and decor to meet changing consumer preferences. Perkins is a highly recognized brand in the geographic areas it serves.

The Company's revenues are derived primarily from the operation of Company-owned restaurants, the sale of bakery products produced by its manufacturing division, Foxtail Foods ("Foxtail"), and franchise fees. In order to ensure consistency and availability of Perkins' proprietary products to each unit in the system, Foxtail offers cookie doughs, muffin batters, pancake mixes, pies and other food products to Company-operated and franchised restaurants through food service distributors. Additionally, Foxtail produces a variety of non-proprietary products for sale in various retail markets. Sales to Company-operated restaurants are eliminated in the accompanying statements of operations. In the nine months ended September 30, 2000, revenues from Company-operated restaurants, Foxtail and franchise and other accounted for 84.1%, 9.1% and 6.8% of total revenues, respectively.

TRC leases an executive aircraft through TRC Realty LLC. The aircraft is operated for the benefit of, and all operating costs are reimbursed by, TRC and FICC. Revenue received from FICC is included in franchise and other revenues in the accompanying statements of operations.

A summary of the Company's results for the three months and the nine months ended September 30 is presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenues. Certain prior year amounts have been reclassified to conform to current year presentation.

                                                  Three Months Ended      Nine Months Ended
                                                     September 30            September 30
                                                 -------------------      -----------------
                                                  2000        1999        2000        1999
                                                 -----       -----       -----       -----
Revenues:
   Food sales                                     93.0 %      93.1 %      93.2 %      93.0 %
   Franchise and other revenues                    7.0         6.9         6.8         7.0
                                                 -----       -----       -----       -----
Total Revenues                                   100.0       100.0       100.0       100.0
                                                 -----       -----       -----       -----

Costs and Expenses:
 Cost of sales:
      Food cost                                   25.9        25.8        25.9        25.8
      Labor and benefits                          31.5        32.1        32.7        32.9
      Operating expenses                          18.1        17.6        18.3        18.0
 General and administrative                        9.2         9.0         9.1         9.5
 Depreciation and amortization                     6.5         6.5         6.7         6.6
 Interest, net                                     5.2         5.2         5.4         5.4
 Gain on disposition of assets, net               --          --          --          (0.2)
 Asset write-down                                  1.1        --           0.6         0.2
 Other, net                                       (0.4)       (0.4)       (0.4)       (0.5)
                                                 -----       -----       -----       -----
Total Costs and Expenses                          97.1        95.8        98.3        97.7
                                                 -----       -----       -----       -----
Income before income taxes and cumulative
 effect of change in accounting principle          2.9         4.2         1.7         2.3
Provision for income taxes                        (1.0)       (1.4)       (0.6)       (0.8)
                                                 -----       -----       -----       -----
Income before cumulative effect of
 change in accounting principle                    1.9         2.8         1.1         1.5
Cumulative effect of change in accounting
 principle, net of income taxes                   --          --          --          (0.1)
                                                 -----       -----       -----       -----
Net Income                                         1.9 %       2.8 %       1.1 %       1.4 %
                                                 =====       =====       =====       =====

Net income for the third quarter of 2000 was $1,636,000 versus net income of $2,317,000 for the same period in 1999. For the nine months ended September 30, 2000, net income was $2,849,000 compared to $3,335,000 in the prior year. Excluding the tax effected change in accounting principle, net income for the nine months ended September 30, 1999, was $3,675,000.

Revenues:

Total revenues for the third quarter and first nine months of 2000 increased 6.1% and 7.0% over the same periods last year due primarily to sales from stores which were not open during 1999, higher comparable restaurant sales and increased Foxtail sales.

Same store comparable sales increased approximately 0.9% over the third quarter and 2.4% over the first nine months of 1999 due to selective menu price increases, guest trends toward higher-priced entrees and implementation of a new suggestive selling program. The shift in customer preference to higher-priced entrees can be attributed to the Company's development and promotion of higher-priced menu items. The current year also included an additional day in February. These increases were partially offset by stores that have closed since January 1999 as well as decreases in comparable guest visits of 5.2% for the third quarter and 2.3% for the first nine months.

Revenues from Foxtail increased approximately 13.1% and 9.7% over the three and nine months ended September 30, 1999, and constituted approximately 10.3% and 9.1%, respectively, of the Company's total revenues. Foxtail's increased revenue is attributable to sales outside of the Perkins system and price increases taken in mid and late 1999.

Franchise and other revenues increased 6.8% over the third quarter of 1999 and 5.1% over the first nine months of 1999. Franchise revenue increased for both periods due to higher average sales in 22 new restaurants which have opened since September 30, 1999 and increased initial franchise fees. In addition, year-to-date royalty revenue increased due to a slight improvement in franchise comparable store sales and the impact of leap year. During the first nine months of 2000, 15 new franchised restaurants opened, seven franchised restaurants closed and four formerly franchised restaurants were converted to Company-operated restaurants. In the first nine months of 1999, 14 franchised restaurants were opened and 39 were closed. The franchised restaurants which closed in 1999 included 31 Perk Development Corporation restaurants which closed February 28, 1999, as a result of a bankruptcy liquidation sale.

Costs and Expenses:

Food cost:

In terms of total revenues, food cost for the three months and nine months ended September 30, 2000 was 0.1 percentage points higher than the same period in the prior year. Restaurant division food cost increased primarily due to higher commodity costs for pork and red meat, certain seafood product upgrades and the successful promotion of entree items with higher than historical food cost. These increases were partially offset by decreases in dairy pricing. Foxtail's food cost decreased due to stable commodity costs and an increase in sales of higher gross margin products.

Labor and benefits:

Labor and benefits expense, as a percentage of total revenues, decreased 0.6 and
0.2 percentage points for the third quarter and nine months ended September 30, 2000, respectively. For the restaurant division, labor and benefits decreased
0.7 percentage points expressed in terms of total restaurant revenue for the quarter. This decrease was the result of the impact of a 7.0% increase in average guest check and reduced group insurance costs which were partially offset by increases in average wage rate and lower productivity at corporate restaurants. The impact of higher wage rates at Foxtail was partially offset by efficiencies realized through continuing modernization of equipment and procedures.

Year-to-date for the restaurant division, labor and benefits decreased 0.3 percentage points expressed in terms of total restaurant revenue. This decrease was due to the impact of a 5.4% increase in average guest check, reduced group insurance costs and reduced restaurant division incentive compensation expenses. The decreases were partially offset by increases in average wage rate and a slight decrease in productivity in company-operated restaurants. Additionally, higher average wage rates have mildly impacted Foxtail's labor costs.

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

Operating expenses:

Operating expenses, expressed as a percentage of total revenues increased 0.6 and 0.3 percentage points for the three and nine months ended September 30, 2000, respectively. The increases for the third quarter and year-to-date were due to increased costs associated with opening new franchise restaurants, higher distribution costs at Foxtail, higher credit card services fees and utility costs for the restaurants, and investment spending for advertising in the Cincinnati market.

General and administrative:

General and administrative expenses increased 7.7% and 2.5% over the three and nine months ended September 30, 1999, respectively. The increase is due to increased administrative support and promotional expenses at Foxtail partially offset by reduced incentive compensation costs. Additionally, third quarter expenses include certain legal, accounting and consulting costs associated with the formation of TRCM.

Depreciation and amortization:

Depreciation and amortization expense for the three and nine months ended September 30, 2000 increased 8.0% and 8.7% over the same periods last year due primarily to the addition of seven new Company-operated restaurants and the Company's continuing program to upgrade and maintain existing restaurants.

Interest, net:

Interest expense increased 6.6% for the three months and 5.6% for the nine months ended September 30, 2000, over the same periods last year. The increases were primarily a result of increased average borrowings to fund capital expenditures and higher variable interest rates on the Company's revolving line of credit. These increases were partially offset by decreased interest expense related to capital leases.

Other

The Company recorded asset write-downs under SFAS No. 121 totaling $937,000 during the third quarter of 2000. These write-downs were taken to reflect the permanent closing of one underperforming store and the planned conversion of another property into an alternative concept. The Company also recorded a $600,000 asset write-down in the second quarter of 2000 for an underperforming property that the Company closed during the third quarter.

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

CAPITAL RESOURCES AND LIQUIDITY

The principal uses of cash during the third quarter were capital expenditures and net payments on the Company's revolving line of credit. Principal uses of cash during the first nine months were capital expenditures and interest payments on the Company's Senior Notes. Capital expenditures consisted primarily of the purchase of four restaurants from franchisees, land, building and equipment for new Company-operated restaurants and costs related to remodels of existing restaurants. In addition to the four new restaurants that were acquired from franchisees, the Company opened three new restaurants in the first nine months of 2000. The Company's primary sources of funding were cash provided by operations and revolving credit borrowings.

The following table summarizes capital expenditures for the nine months ended September 30, 2000 and 1999, respectively (in thousands):

                                                   Nine Months Ended
                                                      September 30
                                              ----------------------------
                                                 2000              1999
                                              ----------        ----------
Maintenance                                   $    3,312        $    3,492
New restaurants                                    5,286             6,667
Acquisition of Franchise Restaurants               5,902                --
Manufacturing                                        508               699
Remodeling and Reimaging                           7,419             3,316
Other                                              2,546             1,687
                                              ----------        ----------
Total Capital Expenditures                    $   24,973        $   15,861
                                              ==========        ==========

The Company plans to complete construction of one additional Company-operated restaurant by year end. The remaining capital budget will be primarily applied to remodels of existing restaurants, development of restaurants opening in 2001, restaurant maintenance and improvements to the Company's infrastructure equipment. The primary source of funding for these projects is expected to be cash provided by operations and borrowings under the Company's line of credit. Capital spending could vary significantly from planned amounts as certain of these expenditures are discretionary in nature.

On December 22, 1997, the Company obtained a secured $50,000,000 revolving line of credit facility (the "Credit Facility") with a sublimit for up to $5,000,000 of letters of credit. The Credit Facility was amended on March 31, 2000 to modify covenant requirements to reflect the Recapitalization and extend the maturity date to January 1, 2005. As a result of extending the maturity date and covenant adjustments, borrowing rates were increased to current market rates. All amounts under the facility will bear interest at floating rates based on the agent's base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is secured by a first priority lien on substantially all of the assets of the Company. As of September 30, 2000, $13,000,000 in borrowings and approximately $1,253,000 of letters of credit were outstanding under the facility.

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

FORWARD-LOOKING STATEMENTS

This discussion and the discussion following contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations that are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements. Such factors include, but are not limited to, the following: general economic conditions, legislative and regulatory activity, competitive factors, consumer taste and preferences and adverse weather conditions. The Company does not undertake to publicly update or revise the forward-looking statements even if experience or future changes make it clear that the projected results expressed or implied therein will not be realized.

ITEM 2A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company currently has market risk sensitive instruments related to interest rates. The Company is not subject to significant exposure for changing interest rates on its senior notes because the interest rates are fixed. All borrowings under the Credit Facility bear interest at floating rates based on the agent's base rate or Eurodollar rates. The Company had $13,000,000 outstanding under the Credit Facility at September 30, 2000. While changes in market interest rates would affect the cost of funds borrowed in the future, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be material.

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

PART II   OTHER INFORMATION

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


                                                THE RESTAURANT COMPANY


DATE:   November 13, 2000                       BY: /s/ Steven R. McClellan
        -----------------                           ---------------------------
                                                Steven R. McClellan
                                                Executive Vice President, Chief
                                                Financial Officer and Director


                                                BY: /s/ Louis C. Jehl
                                                    ---------------------------
                                                Louis C. Jehl
                                                Vice President and Controller

Exhibit Index


         Exhibit No.              Description
         -----------              -----------

             27                   Financial Data Schedule