Form 10-K
period 2000-12-31
RESTAURANT CO
filed 2001-03-30
CIK 1047040

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from ______ to

                        Commission File Number 333-57925

                             THE RESTAURANT COMPANY
             (Exact name of Registrant as specified in its charter)

         Delaware                                             62-1254388
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

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

OPERATIONS. The Company operates and franchises mid-scale restaurants which serve a wide variety of high quality, moderately-priced breakfast, lunch and dinner entrees. Perkins restaurants provide table service, and many are open 24 hours a day (except Christmas day and certain late night hours in selected markets), seven days a week. As of December 31, 2000, entrees served in Company-operated restaurants ranged in price from $3.59 to $11.49 for breakfast, $4.99 to $11.54 for lunch and $6.59 to $11.99 for dinner. On December 31, 2000, there were 490 full-service restaurants in the Perkins' system, of which 145 were Company-operated restaurants and 345 were franchised restaurants. Both the Company-operated restaurants and franchised restaurants operate under the names "Perkins Restaurant and Bakery," "Perkins Family Restaurant," "Perkins Family Restaurant and Bakery," or "Perkins Restaurant" and the mark "Perkins". The restaurants are located in 35 states with the largest number in Minnesota, Pennsylvania, Ohio, Florida and Wisconsin (see Significant Franchisees). Perkins has 15 franchised restaurants in Canada.

Perkins offers its guests a "core menu" consisting of certain required menu offerings that each Company-operated and franchised restaurant must offer. Additional items are offered to meet regional and local tastes. All menu items at franchised restaurants must be approved by Perkins. Menu offerings continually evolve to meet changing consumer tastes. Perkins buys television, radio, outdoor and print advertisements to encourage trial, to promote product lines and to increase guest traffic. Perkins has also installed a computerized labor scheduling and administrative system called PRISM in all Company-operated restaurants to improve Perkins' operating efficiency. PRISM is also available to franchisees and is currently utilized in approximately 75% of franchised restaurants.

The Company also offers cookie doughs, muffin batters, pancake mixes, pies and other food products for sale to its Company-operated and franchised restaurants and bakery and food service distributors through Foxtail Foods ("Foxtail"), the Company's manufacturing division. During 2000, sales of products from this division to Perkins franchisees and outside third parties constituted approximately 9.7% of total revenues of the Company.

Franchised restaurants operate pursuant to license agreements generally having an initial term of 20 years, and pursuant to which a royalty fee (usually 4% of gross sales) and an advertising contribution (typically 3% of gross sales) are paid. Franchisees pay a non-refundable license fee of $40,000 for the opening of new restaurants. Franchisees opening their third and subsequent restaurants pay a license fee of between $25,000 and $50,000 depending on the level of assistance provided by the Company in opening the restaurant. License agreements are typically terminable by franchisees on 12 to 15 months prior notice and upon payment of specified liquidated damages. Franchisees do not typically have express renewal rights. In 2000, average annual royalties paid by franchisees were approximately $64,000. The following number of license agreements are scheduled to expire in the years indicated: 2001 - eight; 2002 - seven; 2003 - seventeen; 2004 - twenty-three; 2005 - nine. Franchisees typically apply for and receive new license agreements.

DESIGN DEVELOPMENT. Perkins restaurants are primarily located in free-standing buildings with between approximately 90 to 250 seats. The Company employs an on-going system of prototype development, testing and remodeling to maintain operationally efficient, cost-effective and unique interior and exterior facility design and decor. The current prototype packages feature modern, distinctive interior and exterior layouts that enhance operating efficiencies and guest appeal. As of December 31, 2000, a significant majority of the restaurants meet the Company's current prototype for remodels.

To promote a consistent and current image throughout the Perkins system, the Company encourages its franchisees to remodel their restaurants. Fifty-seven franchised restaurants were remodeled in 1999 and an additional thirty-two restaurants were remodeled in 2000.

SYSTEM DEVELOPMENT. The Company opened two stores in Orlando, FL, one store in Ft Myers, FL and one store in Bethlehem, PA in 2000. Five formerly franchised stores located in Cape Coral, Fl (2), Port Charlotte, FL, Detroit Lakes, MN and Jonesboro, AR were converted to Company-operated stores. Twenty-five new franchised Perkins restaurants opened during the year, and seven new franchise owners joined the system.

RESEARCH AND DEVELOPMENT. Each year, the Company develops and tests a wide variety of products with potential to enhance variety and appeal of its menu. In addition to evaluations conducted in the Company's 3,000 square foot test kitchen in Memphis, new products undergo extensive operations and consumer testing to determine acceptance. While this effort is an integral part of the Company's overall operations, it was not a material expense in 2000. In addition, no material amounts were spent to conduct consumer research in 2000.

SIGNIFICANT FRANCHISEES. As of December 31, 2000, three franchisees, otherwise unaffiliated with the Company, owned 89 of the 345 franchised restaurants and bakeries. These franchisees operated 38, 29 and 22 restaurants, respectively. Thirty-five of these restaurants were located in Pennsylvania, 27 were located in Ohio and the remaining 27 were located across Wisconsin, Nebraska, Florida, Tennessee, New Jersey, Minnesota, South Dakota, Maryland, Kentucky, New York, Virginia, North Dakota, South Carolina and Michigan. During 2000, Perkins earned net royalties and license fees of $2,081,000, $1,759,000 and $1,637,000, respectively, from these franchisees.

A franchisee of the Company which operated 19 restaurants as of December 31, 1999, filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Ohio on October 27, 1999. Sixteen of these restaurants remain in the Perkins system, and were acquired effective June 9, 2000, by an existing Perkins franchisee. The remaining three restaurants closed during 2000.

FRANCHISE GUARANTEES. In the past, the Company has sponsored financing programs offered by certain lending institutions to assist its franchisees in procuring funds for the construction of new franchised restaurants and to purchase and install in-store bakeries. The Company provides a limited guaranty of funds borrowed. At December 31, 2000, there were approximately $1,827,000 in borrowings outstanding under these programs. The Company has guaranteed $800,000 of these borrowings. No additional borrowings are available under these programs.

During 1999, the Company entered into an agreement to loan up to $775,000 to a franchisee to be used in remodeling and upgrading existing restaurants. These funds are primarily being used for improvements to sites owned or leased by the Company which are being leased to the franchisee. The principal and interest will be paid by the franchisee over a five year period beginning March 1, 2000. As of December 31, 2000, there was $696,000 outstanding under the loan agreement.

During 2000, the Company entered into a separate agreement to guarantee fifty percent of borrowings up to a total guarantee of $1,500,000 for use by a franchisee to remodel and upgrade existing restaurants. As of December 31, 2000, there were $1,428,000 in borrowings outstanding under this agreement of which $714,000 were guaranteed by the Company.

SERVICE FEE AGREEMENTS. The Company's predecessors entered into arrangements with several different parties which have reserved territorial rights under which specified payments are to be made by the Company based on a percentage of gross sales from certain restaurants and for new restaurants opened within certain geographic regions. During 2000, the Company paid an aggregate of $2,582,000 under such arrangements. Three of such agreements are currently in effect. Of these, one expires upon the death of the beneficiary, one expires in the year 2075 and the remaining agreement remains in effect as long as the Company operates Perkins Restaurants and Bakeries in certain states.

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

WORKING CAPITAL. As is typical in the restaurant industry, the Company ordinarily operates with a working capital deficit since the majority of its sales are for cash, while credit is received from its suppliers. Funds generated by cash sales in excess of those needed to service short-term obligations are used by the Company to reduce debt and acquire capital assets. At December 31, 2000, this working capital deficit was $13.9 million.

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

EMPLOYEES. As of February 22, 2001, the Company employed approximately 9,700 persons. Approximately 400 of these were administrative and manufacturing personnel and the balance were restaurant personnel. Approximately 60% of the restaurant personnel are part-time employees. The Company competes in the job market for qualified restaurant management and operational employees. The Company maintains ongoing restaurant management training programs and has on its staff full-time restaurant training managers and a training director. The Company believes that its restaurant management compensation and benefits package compares favorably with those offered by its competitors. None of the Company's employees are represented by a union.

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

ITEM 2. PROPERTIES.

The following table lists the location of each of the Company-operated and franchised restaurants as of December 31, 2000 (excluding two alternative concepts):

                       Number of Restaurants and Bakeries

                                      Company
                                      Operated          Franchised           Total
                                      --------          ----------           -----
Alabama                                  --                  1                  1
Arizona                                  --                  9                  9
Arkansas                                  1                  4                  5
Colorado                                 --                 17                 17
Delaware                                 --                  1                  1
Florida                                  31                 19                 50
Georgia                                  --                  3                  3
Idaho                                    --                  9                  9
Illinois                                  6                  1                  7
Indiana                                  --                  9                  9
Iowa                                     17                  2                 19
Kansas                                    4                  4                  8
Kentucky                                 --                  6                  6
Maryland                                 --                  4                  4
Michigan                                  5                  3                  8
Minnesota                                38                 35                 73
Mississippi                              --                  2                  2
Missouri                                  9                 --                  9
Montana                                  --                  8                  8
Nebraska                                  4                  4                  8
New Jersey                               --                 11                 11
New York                                 --                  5                  5
North Carolina                           --                  5                  5
North Dakota                              3                  5                  8
Ohio                                     --                 51                 51
Oklahoma                                  3                 --                  3
Pennsylvania                              8                 46                 54
South Carolina                           --                  3                  3
South Dakota                             --                 10                 10
Tennessee                                 1                 13                 14
Utah                                     --                  1                  1
Virginia                                 --                  3                  3
Washington                               --                  6                  6
Wisconsin                                15                 26                 41
Wyoming                                  --                  4                  4
Canada                                   --                 15                 15
                                      -----               ----               ----

     Total                              145                345                490
                                      =====               ====               ====

Most of the restaurants feature a distinctively styled brick or stucco building. Perkins restaurants are predominantly single-purpose, one-story, free-standing buildings averaging approximately 5,000 square feet, with a seating capacity of between 90 and 250 customers.

The following table sets forth certain information regarding Company-operated restaurants and other properties, as of December 31, 2000:

                                                               Number of Properties(1)
                                                               -----------------------
Use                                                     Owned            Leased          Total
                                                        -----            ------          -----
Offices and Manufacturing Facilities(2)                   1                 9              10
Perkins Restaurant and Bakery(3)                          62                83            145


(1) In addition, TRC leases 13 properties, 11 of which are subleased to others and 2 of which are vacant. TRC also owns 14 properties, 12 of which are leased to others and 2 of which are vacant.

(2) TRC's principal office is located in Memphis, Tennessee, and currently comprises approximately 53,500 square feet under a lease expiring on May 31, 2003, subject to renewal by the Company for a maximum of 60 months. The Company also owns a 25,149 square-foot manufacturing facility in Cincinnati, OH, and leases two other properties in Cincinnati, OH, consisting of 36,000 square feet and 60,000 square feet, respectively, for use as manufacturing facilities.

(3) The average term of the remaining leases is 9 years, excluding renewal options. The longest lease term will mature in 40 years and the shortest lease term will mature in approximately 1 year, assuming the exercise of all renewal options.

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


                           [INTENTIONALLY LEFT BLANK]

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         (a)      Market information

No established public market exists for the Company's equity securities.

         (b)      Holders

As of March 20, 2001, there was 1 Stockholder of record.

         (c)      Dividends

A dividend of $626,000 was paid to RHC in 2000. There were no dividends declared or paid during 1999.


                           [INTENTIONALLY LEFT BLANK]

ITEM 6.  SELECTED FINANCIAL DATA.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                      SELECTED FINANCIAL AND OPERATING DATA
                  (In Thousands, Except Number of Restaurants)

                                            2000           1999           1998           1997           1996
---------------------------------------------------------------------------------------------------------------
Income Data:
  Revenues                                $336,244       $315,700       $299,423       $270,161       $ 253,335
  Net Income (Loss)                       $  4,034       $  7,442       $  1,109       $   (291)      $   5,021

Balance Sheet Data:
  Total Assets                            $210,512       $200,564       $195,638       $208,062       $ 162,849
  Long-Term Debt and
      Capital Lease Obligations (a)       $171,149       $164,480       $159,101       $136,999       $  62,317

Statistical Data:
  Restaurants and Bakeries in
      Operation at End of Year:
      Company-Operated (b)                     145            141            140            136             134
      Franchised (b)                           345            333            356            337             331
---------------------------------------------------------------------------------------------------------------
           Total                               490            474            496            473             465

  Average Annual Sales Per
    Company-Operated Restaurant (b)       $  1,937       $  1,899       $  1,816       $  1,682       $   1,576

  Average Annual Royalties Per
    Franchised Restaurant (b)             $   63.8       $   61.8       $   58.7       $   56.9       $    55.2

  Total System Sales (b)                  $819,804       $790,391       $776,164       $710,962       $ 677,959

  EBITDA (c)                              $ 48,361       $ 45,864       $ 41,489       $ 36,043       $  34,180


(a)      Net of current maturities.

(b)      Excluding alternative concepts.

(c) Excludes benefit from/provision for disposition of assets, asset write-downs, recapitalization costs, loss due to bankruptcy of franchisee, going private transaction expenses, discontinued operations, minority interest in earnings of subsidiaries and cumulative effect of change in accounting principle. These amounts totaled $1,547, $1,200, $3,848, $15,160 and $7,457 for the years 2000,
         1999, 1998, 1997 and 1996, respectively.

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


                           [INTENTIONALLY LEFT BLANK]

OVERVIEW:

A summary of the Company's results for the three years ended December 31 is presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenues.

                                                                  2000           1999           1998
                                                                  ----           ----           ----
Revenues:
  Food sales                                                      93.1%          93.1%          92.5%
  Franchise revenues and other                                     6.9            6.9            7.5
                                                                 -----          -----          -----
Total revenues                                                   100.0          100.0          100.0
                                                                 -----          -----          -----

Costs and expenses:
  Cost of sales:
    Food cost                                                     26.0           25.8           26.2
    Labor and benefits                                            32.5           32.9           32.4
    Operating expenses                                            18.5           17.9           18.2
  General and administrative                                       9.1            9.4            9.8
  Depreciation and amortization                                    6.8            6.7            6.6
  Interest, net                                                    5.4            5.4            5.4
 Provision for (Benefit from) disposition of assets, net           0.1           (0.2)           0.1
   Asset write-down                                                0.4            0.2            1.1
   Recapitalization costs                                           --            0.3             --
   Loss due to bankruptcy of franchisee                             --             --            0.2
   Other, net                                                     (0.6)          (0.6)          (0.5)
                                                                 -----          -----          -----
Total costs and expenses                                          98.2           97.8           99.5
                                                                 -----          -----          -----

Income from continuing operations before income taxes and
   cumulative effect of change in accounting principle             1.8            2.2            0.5

(Provision for) Benefit from income taxes                         (0.6)           0.3           (0.1)
                                                                 -----          -----          -----
Net income before cumulative effect of change
   in accounting principle                                         1.2            2.5            0.4

Cumulative effect of change in accounting principle,
   net of income tax benefit                                        --           (0.1)            --
                                                                 -----          -----          -----
Net income                                                         1.2%           2.4%           0.4%
                                                                 =====          =====          =====


Net income for 2000 was $4,034,000 versus net income of $7,442,000 in 1999 and net income of $1,109,000 in 1998. Pre-tax income for 2000 included a loss of $1,547,000 related to asset dispositions and write-downs. Pre-tax income for 1999 included a net loss of $25,000 related to asset dispositions and write-downs and a charge of $835,000 incurred as a result of the Recapitalization. Net income for 1999 also includes a charge of $340,000, net of income tax benefit, related to the adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." Pre-tax income for 1998 included a net loss of $422,000 on disposition of assets, $3,373,000 in asset impairment charges and $475,000 in write-offs related to the bankruptcy of a significant franchisee.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

REVENUES:

Total revenues increased 6.5% over 1999 due primarily to increased restaurant food sales and sales at Foxtail.

The increase in restaurant food sales can be primarily attributed to the net addition of four Company-operated restaurants in 2000 and an increase in comparable restaurant sales of 1.5%. The increase in comparable restaurant sales was due to menu price increases, increased pricing on promotional items and sales mix shifts. These factors resulted in an increase in average guest check of 5.5%, which was partially offset by a 4.0% decrease in comparable guest visits. The estimated impact of menu price increases was 2.5%.

Revenues from Foxtail increased approximately 13.1% over 1999 and constituted approximately 9.7% of the Company's total 2000 revenues. In order to ensure consistency and availability of Perkins' proprietary products to each unit in the system, Foxtail offers cookie doughs, muffin batters, pancake mixes, pies and other food products to Company-operated and franchised restaurants through food service distributors. Additionally, it produces a variety of non-proprietary products for sale in various retail markets. Sales to Company-operated restaurants are eliminated in the accompanying income statements. The increase in Foxtail revenues is attributable to increased sales to parties outside the Perkins system and an increase in the number of stores within the Perkins system.

Franchise and other revenues, which consist primarily of franchise royalties and initial license fees, increased 6.5% over the prior year. The increase is primarily due to higher average sales volumes in new restaurants. In addition, 25 franchised stores opened in 2000 versus 22 in 1999, resulting in higher initial license fees.

COSTS AND EXPENSES:

FOOD COST:

In terms of total revenues, food cost increased 0.2 percentage points from 1999. Restaurant division food cost expressed as a percentage of restaurant division sales increased 0.5 percentage points. The current year increase was primarily due to higher commodity costs for pork and red meat, higher costs associated with promotional items and a menu mix shift to dinner entrees.

The cost of Foxtail sales, in terms of total Foxtail revenues, decreased approximately 2.7 percentage points from 1999, due primarily to favorable commodity costs on certain core items and a sales shift to higher gross margin products. As a manufacturing operation, Foxtail typically has higher food costs as a percent of revenues than the Company's restaurants.

LABOR AND BENEFITS:

Labor and benefits expense, as a percentage of total revenues, decreased 0.4 percentage points from 1999. Employee insurance costs have decreased compared to the prior year due to several effective plan design changes made in July 1999 and January 2000. Labor costs declined slightly due to increases in average guest check partially offset by an increase in average wage rate and a decrease in productivity.

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

OPERATING EXPENSES:

Operating expenses, expressed as a percentage of total revenues, increased 0.6 percentage points from 1999 to 2000.

Restaurant division operating expenses expressed as a percentage of restaurant sales, increased 0.3 percentage points. Utilities expense increased due to the rising cost of natural gas and higher usage due to colder winter weather than the previous year. Higher credit card processing costs negatively impacted operating expenses as well.

Foxtail expenses, expressed as a percentage of Foxtail revenue, increased 1.6 percentage points. The majority of this increase is due to increased utilization of outside distribution and warehousing services as the Company has increased sales volumes.

Franchise division operating expenses, expressed as a percentage of franchise revenues, increased 2.4 percentage points. Franchise opening costs increased due to the opening of four additional restaurants during the year compared to 1999. An increase in franchise service fees and investment spending for advertising in franchised markets also contributed to this variance.

GENERAL AND ADMINISTRATIVE:

General and administrative expenses decreased to 9.1% of total revenues from 9.4% of total revenues in 1999. This decrease is primarily attributable to lower incentive compensation costs.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization increased approximately 8.2% over 1999 due to the Company's continuing program to upgrade and maintain existing restaurants and the net addition of four Company-operated restaurants during the year.

BENEFIT FROM/PROVISION FOR DISPOSITION OF ASSETS:

The Company realized a net loss of $10,000 related to the disposal of a property during the fourth quarter of 2000.

INTEREST, NET:

Net interest expense was approximately 5.5% higher than 1999. Higher average borrowings on the Company's revolving line of credit facility and increased interest on the Senior Discount Notes resulted in this increase. Interest accretes on the Senior Discount Notes on a compounding basis. Interest expense associated with capital lease obligations has decreased.

ASSET WRITE-DOWN:

$1,537,000 in charges related to the write-down of certain assets were recorded in 2000. These charges are primarily attributable to three properties that were identified for disposal during the year. Two of these properties were no longer operating as Perkins at the end of the year. Operations were discontinued during January 2001 for the third property.

OTHER:

Other income decreased approximately $305,000. Other income for 1999 includes a legal recovery related to a subleased property and a gain associated with the termination of an aircraft lease by TRC Realty LLC.

BENEFIT FROM/PROVISION FOR INCOME TAXES:

The provision for income taxes in 2000 was $1,884,000. This compares to a benefit from income taxes of $992,000 in 1999. As a result of the Recapitalization in 1999, the Company recorded a deferred tax benefit related to an adjustment of the Company's tax basis of its assets. Excluding this benefit, the 1999 net tax provision would have been $2,341,000.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

REVENUES:

Total revenues increased 5.4% over 1998 due primarily to increased restaurant food sales and sales at Foxtail, partially offset by reduced franchise fee income.

The increase in restaurant food sales can be primarily attributed to an increase in comparable sales of 4.2% and the net addition of one new restaurant in 1999. The increase in comparable restaurant sales was due to menu price increases, higher price points on promotional items and guest trends toward higher priced menu items. These factors resulted in an increase in average guest check of 5.1%, which was partially offset by a 0.5% decrease in comparable guest visits.

Revenues from Foxtail increased approximately 4.1% over 1998 and constituted approximately 9.1% of the Company's total 1999 revenues. The increase in Foxtail revenues is attributable to increased sales outside the Perkins system in order to maintain plant utilization during slower production periods.

Franchise revenues, which consist primarily of franchise royalties and initial license fees, decreased 1.8% from the prior year. The decrease is the result of the closing of 45 franchised restaurants during the year, 30 of which related to the loss of a single franchisee in February 1999 due to a bankruptcy liquidation. Twenty-two franchised restaurants were opened during 1999. The impact of franchised restaurant closings was offset by higher average sales volume in the new restaurants, as well as an increase in sales in existing franchised restaurants. In addition, 22 franchised stores opened in 1999 versus 35 in 1998, resulting in lower initial license fees.

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

LABOR AND BENEFITS:

Labor and benefits expense, as a percentage of total revenues, increased 0.5 percentage points from 1998. Employee insurance costs rose over the prior year due to increased overall healthcare costs, increased employee participation and increased utilization among the participants. Labor costs increased over the prior year due to higher wage rates, a highly competitive labor market and slightly lower productivity.

OPERATING EXPENSES:

Operating expenses, expressed as a percentage of total revenues, decreased 0.3 percentage points from 1998 to 1999.

Restaurant division operating expenses expressed as a percentage of restaurant sales, decreased 0.7 percentage points due to the termination of a service contract with an outside vendor to perform store maintenance. The impact of increased comparable store sales on relatively fixed occupancy costs also contributed to this variance.

Foxtail expenses, expressed as a percentage of Foxtail revenue, increased 0.6 percentage points. The majority of this increase is due to increased utilization of outside distribution and warehousing services as the Company has increased sales volumes. An increase in repairs and maintenance expenses also contributed to this variance.

Franchise division operating expenses, expressed as a percentage of franchise revenues, decreased 0.1 percentage point. Thirteen fewer franchise store openings in 1999 versus 1998, and the related costs associated with these openings drove the difference between the two years.

GENERAL AND ADMINISTRATIVE:

General and administrative expenses decreased to 9.4% of total revenues from 9.8% of total revenues in 1998. Controlled increases in administrative support costs led to this decrease.

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

ASSET WRITE-DOWN:

$592,000 in charges related to the write-down of certain assets were recorded in 1999. These charges were primarily attributable to properties that were disposed of during the year and exit costs associated with a joint venture in which the Company was a participant.

OTHER:

Other income increased approximately $325,000 due to a legal recovery related to a subleased property and a gain associated with the termination of an aircraft lease by TRC Realty LLC.

BENEFIT FROM/PROVISION FOR INCOME TAXES:

The benefit from income taxes in 1999 was $992,000. This compares to a provision for income taxes of $160,000 in 1998. As a result of the Recapitalization, the Company recorded a deferred tax benefit related to an adjustment of the Company's tax basis in certain of its assets. Excluding this benefit, the 1999 net tax provision would have been $2,341,000.

CAPITAL RESOURCES AND LIQUIDITY

Principal uses of cash during the year were capital expenditures and interest payments on the Company's Senior Notes. Capital expenditures consisted primarily of land, building and equipment purchases for new Company-operated restaurants, acquisition of franchised restaurants, maintenance capital and costs related to remodels of existing restaurants. The Company's primary sources of funding were cash provided by operations and borrowings under the Company's line of credit.

The following table summarizes capital expenditures for each of the years in the three-year period ended December 31, 2000 (in thousands).


                                                                YEARS ENDED DECEMBER 31
                                                       ----------------------------------------

                                                         2000            1999            1998
                                                        -------         -------         -------
          Maintenance                                   $ 4,367         $ 4,778         $ 4,141
          New sites                                       6,561          10,100          12,845
          Acquisitions of franchise restaurants           6,158              --              --
          Manufacturing                                     633             792           1,152
          Remodeling and reimaging                        8,904           5,095           4,144
          Other                                           3,212           2,730           2,864
                                                        -------         -------         -------
          Total Capital Expenditures                    $29,835         $23,495         $25,146
                                                        =======         =======         =======

The Company's capital budget for 2001 is $28.7 million and includes plans to open nine new Company-operated restaurants. The primary source of funding for these projects is expected to be cash provided by operations and borrowings under the Company's line of credit. Capital spending could vary significantly from planned amounts as certain of these expenditures are discretionary in nature.

As is typical in the restaurant industry, the Company ordinarily operates with a working capital deficit since the majority of its sales are for cash, while credit is received from its suppliers. Funds generated by cash sales in excess of those needed to service short term obligations are used by the Company to reduce debt and acquire capital assets. At December 31, 2000, this working capital deficit was $13.9 million.

The Company has outstanding $130,000,000 of 10.125% Unsecured Senior Notes (the "Notes") due December 15, 2007. Interest on the Notes is payable semi-annually on June 15 and December 15.

The Company has a secured $50,000,000 revolving line of credit facility (the "Credit Facility") with a sublimit for up to $5,000,000 of letters of credit. The Credit Facility was amended on March 31, 2000 to modify covenant requirements to reflect the Recapitalization and extend the maturity date to January 1, 2005. As a result of extending the maturity date and covenant modifications, borrowing rates were increased to current market rates. All amounts under the facility will bear interest at floating rates based on the agent's base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is secured by a first priority lien on substantially all of the assets of the Company. As of December 31, 2000, $13,750,000 in borrowings and approximately $1,065,000 of letters of credit were outstanding under the facility.

On May 18, 1998, the Company issued $31,100,000 of 11.25% Senior Discount Notes (the "Discount Notes") maturing on May 15, 2008. The Discount Notes were issued at a discount to their principal amount at maturity and generated gross proceeds to TRC of $18,009,000. The proceeds were used to purchase the shares of TRC owned by Harrah's and pay expenses relative to the Reorganization.

Cash interest will not accrue or be payable on the Discount Notes prior to May 15, 2003, provided that on any semi-annual accrual date prior to May 15, 2003, TRC may elect to begin accruing cash interest on the Discount Notes (the "Cash Interest Election"). Cash interest on the Discount Notes will accrue at a rate of 11.25% per annum from the earlier of May 15, 2003 or the semi-annual accrual date with respect to which the Cash Interest Election is made and will be payable thereafter on each May 15 and November 15. Under provisions of the Credit Facility, TRC is limited in its ability to make the Cash Interest Election. Due to these limitations, the Company is unable to make the Cash Interest Election, nor does it currently anticipate being able to prior to May 15, 2003.

Prior to the earlier of May 15, 2003, or the semi-annual accrual date with respect to which the Cash Interest Election is made, interest on the Discount Notes will accrue at a rate of 11.25% per annum on each semi-annual accrual date and the principal amount of each Discount Note will accrete by the amount of such accrued interest (the "Accreted Value"). On May 15, 2003, TRC will be required to pay all accrued but unpaid interest on the Discount Notes by redeeming an amount per note equal to the Accreted Value of such Discount Note on May 15, 2003, less the issue price of such Discount Note, at a redemption price of 105.625% of the amount redeemed. Assuming the Company does not make the Cash Interest Election, the aggregate Accreted Value of the Discount Notes on May 15, 2003 will be $31,100,000 and the amount required to be redeemed will be $13,091,000.

The Company's ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on the Company's future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the Credit Facility, will be adequate to meet the Company's liquidity needs for the foreseeable future. The Company may, however, need to refinance all or a portion of the principal of the Discount Notes and the Notes on or prior to maturity. There can be no assurance that the Company will generate sufficient cash flow from operations, or that future borrowings will be available under the Credit Facility in an amount sufficient to enable the Company to service its indebtedness or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

BANKRUPTCY OF A SIGNIFICANT FRANCHISEE

A franchisee of the Company which operated 19 restaurants as of December 31, 1999, filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Ohio on October 27, 1999. Sixteen of these restaurants were acquired on June 9, 2000, by a third party and remain in the Perkins system. The remaining three restaurants closed during 2000.

LOSS OF A SIGNIFICANT FRANCHISEE

On February 4, 1999, Denny's (a subsidiary of Advantica Restaurant Group) was the prevailing bidder in the court-supervised auction sale of 30 restaurants of Perk Development Corporation ("Perk"), the Company's upstate New York franchisee. These restaurants ceased operating as Perkins Restaurant and Bakeries on February 28, 1999. For the year ended December 31, 1998, the Company recorded a reserve for debt of the franchisee guaranteed by the Company of $250,000, a write-off of $225,000 for unreserved accounts receivable and a non-cash charge of $689,000 to write-off an intangible asset representing the estimated present value of future royalty income from the franchisee. The Company recognized as income approximately $1,925,000 in royalties from Perk during 1998. No subsequent amounts have been recorded relative to Perk.

SYSTEM DEVELOPMENT

The Company plans to open nine new Company-operated restaurants in 2001. The Company expects to open up to 22 franchised restaurants in 2001. In recent years, the Company has been issuing area development agreements in selected markets where both new and existing franchisees are qualified to open multiple locations within three to five years. These development agreements are expected to complement continued growth among franchisees who prefer to open a limited number of restaurants in existing and smaller markets.

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

Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133," is required to be implemented for fiscal years beginning after June 15, 2000. The Company has evaluated the effects of adopting this statement and has determined that it does not have a material effect on the Company's financial statements.

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

CHANGE IN ACCOUNTING REPORTING PERIOD

Effective January 1, 2001, the Company converted its financial reporting from a calendar year basis to thirteen four-week periods ending on the last Sunday in December. The first quarter will include four four-week periods. The first, second and third quarters of 2001 will end April 22, July 15, and October 7, respectively.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK. The Company currently has market risk sensitive instruments related to interest rates. The Company is not subject to significant exposure for changing interest rates on the Notes and Discount Notes because the interest rates are fixed. The Company has in place a $50,000,000 line of credit facility which matures on January 1, 2005. All borrowings under the facility bear interest at floating rates based on the agent's base rate or Eurodollar rates. The Company had $13,750,000 outstanding under the line of credit facility at December 31, 2000. While changes in market interest rates would affect the cost of funds borrowed in the future, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be material.

COMMODITY PRICE RISK. Many of the food products and other operating essentials purchased by the Company are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside the control of the Company. The Company's supplies and raw materials are available from several sources and the Company is not dependent upon any single source for these items. If any existing suppliers fail, or are unable to deliver in quantities required by the Company, the Company believes that there are sufficient other quality suppliers in the marketplace that its sources of supply can be replaced as necessary. At times the Company enters into purchase contracts of one year or less or purchases bulk quantities for future use of certain items in order to control commodity pricing risks. Certain significant items that could be subject to price fluctuations are beef, pork, coffee, eggs, dairy products, wheat products and corn products. The Company believes it will be able to pass through increased commodity costs by adjusting menu pricing in most cases. However, the Company believes that any changes in commodity pricing which cannot be offset by changes in menu pricing or other product delivery strategies, would not be material.


                           [INTENTIONALLY LEFT BLANK]

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             YEARS ENDED DECEMBER 31
                                 (In Thousands)

                                                                   2000               1999               1998
                                                                 ---------          ---------          ---------
REVENUES:
     Food sales                                                  $ 313,045          $ 293,907          $ 276,935
     Franchise revenues and other                                   23,199             21,793             22,488
                                                                 ---------          ---------          ---------
Total Revenues                                                     336,244            315,700            299,423
                                                                 ---------          ---------          ---------
COSTS AND EXPENSES:
  Cost of sales:
      Food cost                                                     87,581             81,460             78,576
      Labor and benefits                                           109,161            103,989             96,827
      Operating expenses                                            62,083             56,389             54,597
  General and administrative                                        30,491             29,736             29,347
  Depreciation and amortization                                     22,790             21,054             19,905
  Interest, net                                                     18,106             17,160             16,045
 Provision for (Benefit from) disposition of assets, net                10               (567)               422
  Asset write-down                                                   1,537                592              3,373
  Recapitalization  costs                                               --                835                 --
  Loss due to bankruptcy of franchisee                                  --                 --                475
  Other, net                                                        (1,433)            (1,738)            (1,413)
                                                                 ---------          ---------          ---------
Total Costs and Expenses                                           330,326            308,910            298,154
                                                                 ---------          ---------          ---------


INCOME FROM CONTINUING OPERATIONS BEFORE

  INCOME TAXES AND CUMULATIVE EFFECTIVE OF CHANGE
    IN ACCOUNTING PRINCIPLE                                          5,918              6,790              1,269

(PROVISION FOR) BENEFIT FROM INCOME TAXES                           (1,884)               992               (160)
                                                                 ---------          ---------          ---------
NET INCOME BEFORE  CUMULATIVE  EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                     4,034              7,782              1,109

CUMULATIVE EFFECT OF CHANGE IN  ACCOUNTING
  PRINCIPLE, NET OF INCOME TAX BENEFIT OF $188                          --               (340)                --
                                                                 ---------          ---------          ---------
 NET INCOME                                                      $   4,034          $   7,442          $   1,109
                                                                 =========          =========          =========


  The accompanying notes are an integral part of these consolidated statements.

                    THE RESTAURANT COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31
                      (In Thousands, Except Share Amounts)

                                                                                    2000               1999
                                                                                  ---------          ---------
                                         ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                      $   5,361          $   2,908
   Receivables, less allowance for doubtful accounts of $563 and $990                 8,376              7,699
   Inventories, at the lower of first-in, first-out cost or market                    5,096              5,513
   Prepaid expenses and other current assets                                          1,508              1,193
   Deferred income taxes                                                                775                635
                                                                                  ---------          ---------
     Total current assets                                                            21,116             17,948
                                                                                  ---------          ---------

PROPERTY AND EQUIPMENT, at cost, net of
      accumulated depreciation and amortization                                     140,036            135,659
INTANGIBLE ASSETS, net of accumulated amortization of $34,830 and $32,456            34,566             34,175
NOTES RECEIVABLE                                                                      1,064              2,462
DEFERRED INCOME TAXES                                                                 4,925              2,170
OTHER ASSETS                                                                          8,805              8,150
                                                                                  ---------          ---------
                                                                                  $ 210,512          $ 200,564
                                                                                  =========          =========


                        LIABILITIES AND STOCKHOLDER'S INVESTMENT
CURRENT LIABILITIES:
   Current  maturities of capital lease obligations                               $     971          $     942
   Accounts payable                                                                  13,039             15,510
   Accrued expenses                                                                  20,990             20,065
                                                                                  ---------          ---------
     Total current liabilities                                                       35,000             36,517
                                                                                  =========          =========


CAPITAL LEASE OBLIGATIONS, less current maturities                                    3,069              4,064
LONG-TERM DEBT                                                                      168,080            160,416
OTHER LIABILITIES                                                                     6,115              4,727
COMMITMENTS AND CONTINGENCIES (Notes 6 and 12)

STOCKHOLDER'S INVESTMENT:
   Common stock, $.01 par value, 100,000 shares authorized,
     10,820 issued and outstanding                                                        1                  1
   Accumulated deficit                                                               (1,753)            (5,161)
                                                                                  ---------          ---------
                                                                                     (1,752)            (5,160)
                                                                                  ---------          ---------
                                                                                  $ 210,512          $ 200,564
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

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                                 (In Thousands)


                                                        Additional
                                           Common         Paid-In          Accumulated
                                           Stock          Capital            Deficit          Total
                                          --------        --------         -----------      --------
Balance at December 31, 1997              $      1        $ 18,252         $ (6,185)        $ 12,068

Net  income                                     --              --            1,109            1,109

Repurchase and retirement of stock              --         (17,282)              --          (17,282)

Other                                           --              (1)               2                1
                                          --------        --------         --------         --------
Balance at December 31, 1998                     1             969           (5,074)          (4,104)
                                          --------        --------         --------         --------
Net income                                      --              --            7,442            7,442

Issuance of stock                               --          38,750               --           38,750

Repurchase and retirement of stock              --         (39,719)          (7,529)         (47,248)
                                          --------        --------         --------         --------
Balance at December 31, 1999                     1               1           (5,161)          (5,160)
                                          --------        --------         --------         --------
Net income                                      --              --            4,034            4,034

Distribution                                    --              --             (626)            (626)
                                          --------        --------         --------         --------
Balance at December 31, 2000              $      1        $     --         $ (1,753)        $ (1,752)
                                          ========        ========         ========         ========


                 The accompanying notes are an integral part of
                         these consolidated statements.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED DECEMBER 31
                                 (In Thousands)

                                                                 2000             1999             1998
                                                               --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $  4,034         $  7,442         $  1,109
Adjustments to reconcile net income
     to net cash provided by operating activities :
  Depreciation and amortization                                  22,790           21,054           19,905
  Change in accounting principle                                     --              340               --
  Provision for (Benefit from) disposition of assets                 10             (567)             197
  Asset write-down                                                1,537              592            3,373
  Other non-cash income and expense items, net                      452              580            1,656
  Net changes in other operating assets and liabilities          (2,214)            (973)          (1,959)
                                                               --------         --------         --------
  Total adjustments                                              22,575           21,026           23,172
                                                               --------         --------         --------
  Net cash provided by operating activities                      26,609           28,468           24,281
                                                               --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for property and equipment                          (23,677)         (23,495)         (25,146)
  Cash paid for acquisition of franchised restaurants            (6,158)              --               --
  Proceeds from sale of property and equipment                    1,419               --            1,095
  Payments on notes receivable                                      226              227            1,249
  Other, net                                                         --              200             (110)
                                                               --------         --------         --------
  Net cash used in investing activities                         (28,190)         (23,068)         (22,912)
                                                               --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from long-term debt                                5,000            4,750           22,009
  Principal payments under capital lease obligations               (966)          (1,821)          (1,304)
  Deferred financing costs                                           --               --           (1,266)
  Purchase of minority interest                                      --              (73)         (16,403)
  Issuance of stock                                                  --           38,750               --
  Repurchase of stock                                                --          (47,248)         (17,282)
                                                               --------         --------         --------
  Net cash provided by (used in) financing activities             4,034           (5,642)         (14,246)
                                                               --------         --------         --------
  Net increase (decrease) in cash and cash equivalents            2,453             (242)         (12,877)

CASH AND CASH EQUIVALENTS:
  Balance, beginning of year                                      2,908            3,150           16,027
                                                               --------         --------         --------
  Balance, end of year                                         $  5,361         $  2,908         $  3,150
                                                               ========         ========         ========


                 The accompanying notes are an integral part of
                         these consolidated statements.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


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

TRC operates and franchises mid-scale restaurants which serve a wide variety of high quality, moderately priced breakfast, lunch, and dinner entrees, snacks and bakery products. TRC and its franchisees operate under the names "Perkins Restaurant and Bakery," "Perkins Family Restaurant," "Perkins Family Restaurant and Bakery" and "Perkins Restaurant." Perkins restaurants provide table service, and many are open 24 hours a day, seven days a week (except Christmas day). The restaurants are located in 35 states with the largest number in Minnesota, Pennsylvania, Ohio, Florida and Wisconsin. There are fifteen franchised restaurants located in Canada. TRC also offers cookie doughs, muffin batters, pancake mixes, pies and other food products for sale to restaurants operated by TRC and its franchisees and bakery and food service distributors through Foxtail Foods ("Foxtail"), TRC's manufacturing division.

TRC REALTY LLC --

TRC Realty LLC is a 100% owned subsidiary of TRC. TRC Realty LLC's sole purpose is the operation of an airplane which is used for business purposes of TRC and FICC.

PERKINS FINANCE CORP. --

Perkins Finance Corp. ("PFC") is a wholly-owned subsidiary of TRC, and was created solely to act as the co-issuer of its 10.125% Senior Notes. PFC has no operations of any kind and does not have any revenues.

THE RESTAURANT COMPANY OF MINNESOTA--

On September 30, 2000, the Company contributed all of the restaurant, office and related assets owned by the Company and used in its operations in Minnesota and North Dakota and all of the Company's trademarks and service marks to The Restaurant Company of Minnesota ("TRCM"), a newly created, wholly-owned subsidiary of the Company. TRCM was formed to conduct the Company's operations in Minnesota and North Dakota as well as manage the rights and responsibilities related to the contributed trademarks and service marks. TRCM granted TRC a license to use, and the right to license others to use, the trademarks and service marks used in the Perkins system.

BASIS OF PRESENTATION --

The accompanying financial statements include the consolidated results of TRC and subsidiaries for the fiscal years ended December 31, 2000, 1999 and 1998. All material intercompany transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to current year presentation.

CHANGE IN ACCOUNTING REPORTING PERIOD --

Effective January 1, 2001, the Company converted its financial reporting from a calendar year basis to thirteen four-week periods ending on the last Sunday in December. The first quarter will include four four-week periods. The first, second and third quarters of 2001 will end April 22, July 15, and October 7, respectively.


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

ADVERTISING --

TRC expenses the costs of advertising. Net advertising expense was $13,205,000, $12,288,000 and $11,644,000 for the fiscal years 2000, 1999 and 1998, respectively.

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

PREOPENING COSTS --

Historically, new store preopening costs have been deferred and amortized over twelve months starting when the restaurant opens. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which the Company adopted in 1999. SOP 98-5 requires the costs of start-up activities to be expensed as incurred. Upon adoption of SOP 98-5 in 1999, the Company recorded a charge of $340,000, after income tax benefit, for the cumulative effect of a change in accounting principle to write off the unamortized preopening costs that existed on the balance sheet as of December 31, 1998.

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

On December 22, 1999, through a series of transactions, TRC repurchased all of its outstanding shares other than those owned by Mr. Smith. Mr. Smith contributed all of his shares in TRC to RHC, and PFR was merged into TRC. As a result, TRC became a 100% owned subsidiary of RHC. The Company expensed $835,000 in connection with the Recapitalization which is reflected in the accompanying Consolidated Statements of Income for the year ended December 31, 1999. No change in the Company's management or business strategy has occurred as a result of the Recapitalization.

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

(4) SUPPLEMENTAL CASH FLOW INFORMATION:

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the years ended December 31 consisted of the following (in thousands):

                                                                2000            1999            1998
                                                               -------         -------         -------
(Increase) Decrease in:
  Receivables                                                  $(1,130)        $(1,921)        $  (253)
  Inventories                                                      417            (138)         (1,139)
  Prepaid expenses and other current assets                       (455)            266            (702)
  Other assets                                                  (3,549)         (4,673)            795

Increase (Decrease) in:
  Accounts payable                                              (2,470)          3,944             155
  Accrued expenses                                                 925            (630)          2,992
  Other liabilities                                              4,048           2,179          (3,807)
                                                               -------         -------         -------
                                                               $(2,214)        $  (973)        $(1,959)
                                                               =======         =======         =======

Other supplemental cash flow information for the years ended December 31 consisted of the following (in thousands):

                                                                2000            1999            1998
                                                               -------         -------         -------
Cash paid for interest                                         $14,297         $13,792         $13,398

Income taxes paid                                                5,023           3,693           3,121

Income tax refunds received                                        146             181             721

(5) PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following as of December 31 (in thousands):

                                                                  2000               1999
                                                               ----------         ----------
Owned:
  Land and land improvements                                   $   38,576         $   36,701
  Buildings                                                        92,506             84,240
  Leasehold improvements                                           45,826             41,929
  Equipment                                                        84,792             75,625
  Construction in progress                                          1,904              2,780
                                                               ----------         ----------
                                                                  263,604            241,275
Less - accumulated depreciation and amortization                 (125,940)          (108,697)
                                                               ----------         ----------
                                                                  137,664            132,578
                                                               ----------         ----------
Leased:
  Buildings                                                        20,609             21,068
  Equipment                                                         1,532              1,532
                                                               ----------         ----------
                                                                   22,141             22,600
                                                               ----------         ----------
Less - accumulated amortization                                   (19,769)           (19,519)
                                                               ----------         ----------
                                                                    2,372              3,081
                                                               ----------         ----------
                                                               $  140,036         $  135,659
                                                               ==========         ==========

Depreciation and amortization for financial reporting purposes is computed primarily using the straight-line method based on the shorter of either the estimated useful lives or the lease terms of the property, as follows:

                                                 Years
                                                -------
Owned:
   Land improvements                             3 - 20
   Buildings                                    20 - 30
   Leasehold improvements                        7 - 20
   Equipment                                     3 - 7

Leased:
    Buildings                                   20 - 25
    Equipment                                         6

(6) LEASES:

As of December 31, 2000, there were 145 full-service restaurants operated by the Company as follows:

                   66 with both land and building leased
                   62 with both land and building owned
                   17 with the land leased and building owned

As of December 31, 2000, there were 23 properties either leased or subleased to others by the Company as follows:

                    8 with both land and building leased
                   12 with both land and building owned
                    3 with the land leased and building owned

Most of the Company's restaurant leases have a primary term of 20 years and generally provide for two to four renewals of five years each. Certain leases provide for minimum payments plus a percentage of sales in excess of stipulated amounts.

In October 1999, TRC Realty LLC terminated its lease of an aircraft with GE Capital Corporation which was scheduled to expire in May 2004. In November 1999, TRC Realty LLC entered into a lease with GE Capital Corporation for a new aircraft expiring in November 2009.

Future minimum payments related to leases that have initial or remaining lease terms in excess of one year as of December 31, 2000 were as follows (in thousands):

                                                   Lease Obligations
                                            -----------------------------
                                            Capital             Operating
                                            -------             ---------
2001                                          1,340              $ 7,821
2002                                          1,311                6,828
2003                                            866                5,154
2004                                            575                4,194
2005                                            398                3,366
Thereafter                                      590               23,216
                                            -------              -------
  Total minimum lease payments                5,080              $50,579
                                                                 =======
Less
  Amounts representing interest              (1,040)
                                            -------
  Capital lease obligations                 $ 4,040
                                            =======

The Company's capital lease obligations have effective interest rates ranging from 7.1% to 16.1% and are payable in monthly installments through 2008.

Future minimum gross rental receipts as of December 31, 2000, were as follows (in thousands):

                                        Amounts Receivable As
                                      ------------------------
                                       Lessor        Sublessor
2001                                    1,145          $1,011
2002                                    1,114             896
2003                                    1,114             652
2004                                    1,119             619
2005                                    1,120             548
Thereafter                              5,357           1,356
                                      -------          ------
Total minimum lease rentals           $10,969          $5,082
                                      =======          ======

The net rental expense included in the accompanying Consolidated Statements of Income for operating leases was as follows for the years ended December 31 (in thousands):

                                                                2000            1999            1998
                                                               -------         -------         -------
Minimum rentals                                                $ 7,869         $ 6,861         $ 6,756
Contingent rentals                                               1,778           1,746           1,570
Less - sublease rentals                                           (928)         (1,092)         (1,225)
                                                               -------         -------         -------
                                                               $ 8,719         $ 7,515         $ 7,101
                                                               =======         =======         =======

(7) INTANGIBLE ASSETS:

Intangible assets, net of accumulated amortization, were as follows as of December 31 (in thousands):

                                                                      2000            1999
                                                                    --------        --------
Excess of cost over fair value of net assets acquired,
  being amortized evenly over 30 to 40 years                        $ 27,773        $ 26,265
Present value of estimated future royalty fee income
  being amortized evenly over the remaining lives of
  the franchise agreements                                             6,793           7,910
                                                                    --------        --------
                                                                    $ 34,566        $ 34,175
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

(8) ACCRUED EXPENSES:

Accrued expenses consisted of the following as of December 31 (in thousands):

                                                                 2000            1999
                                                               --------        --------
Payroll and related benefits                                   $ 10,322        $ 10,138
Property, real estate and sales taxes                             2,631           2,436
Insurance                                                           416             424
Rent                                                              1,637           1,532
Other                                                             5,984           5,535
                                                               --------        --------
                                                               $ 20,990        $ 20,065
                                                               ========        ========

(9) LONG-TERM DEBT:

Long-term debt consisted of the following at December 31 (in thousands):

                                                                      2000              1999
                                                                    ---------        ---------
10.125% Unsecured Senior Notes, due December 15, 2007               $ 130,000        $ 130,000

11.25% Unsecured Senior Discount Notes, due May 15, 2008               24,330           21,666

Revolving credit agreement, due January 1, 2005                        13,750            8,750
                                                                    ---------        ---------
                                                                      168,080          160,416
Less current maturities                                                    --               --
                                                                    ---------        ---------
                                                                    $ 168,080        $ 160,416
                                                                    =========        =========

The Company has outstanding $130,000,000 of 10.125% Unsecured Senior Notes ("the Notes") due December 15, 2007. Interest on the notes is payable semi-annually on June 15 and December 15.

The Company has a secured $50,000,000 revolving line of credit facility (the "Credit Facility") with a sublimit for up to $5,000,000 of letters of credit. The Credit Facility was amended on March 31, 2000 to modify covenant requirements to reflect the Recapitalization and extend the maturity date to January 1, 2005. As a result of extending the maturity date and covenant modifications, borrowing rates were increased to current market rates. All amounts under the facility will bear interest at floating rates based on the agent's base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is secured by a first priority lien on substantially all of the assets of the Company. As of December 31, 2000, $13,750,000 in borrowings and approximately $1,065,000 of letters of credit were outstanding under the Credit Facility.

In connection with the issuance of the Notes and obtaining the Credit Facility, the Company incurred deferred financing costs of approximately $6,028,000 which are being amortized over the terms of the debt agreements. The unamortized balance of these costs was $3,520,000 as of December 31, 2000.

On May 18, 1998, the Company issued $31,100,000 of 11.25% Senior Discount Notes (the "Discount Notes") maturing on May 15, 2008. The Discount Notes were issued at a discount to their principal amount at maturity and generated gross proceeds to TRC of $18,009,000. The proceeds were used to purchase the shares of TRC owned by Harrah's and pay expenses related to the Reorganization.

Cash interest will not accrue or be payable on the Discount Notes prior to May 15, 2003, provided that on any semi-annual accrual date prior to May 15, 2003, TRC may elect to begin accruing cash interest on the Discount Notes (the "Cash Interest Election"). Cash interest on the Discount Notes will accrue at a rate of 11.25% per annum from the earlier of May 15, 2003 or the semi-annual accrual date with respect to which the Cash Interest Election is made, and will be payable thereafter on each May 15 and November 15. Under provisions of the Credit Facility, TRC is limited in its ability to make the Cash Interest Election. Due to these limitations, the Company is unable to make the Cash Interest Election, nor does it currently anticipate being able to prior to May 15, 2003.

Prior to the earlier of May 15, 2003 or the semi-annual accrual date with respect to which the Cash Interest Election is made, interest on the Discount Notes will accrue at a rate of 11.25% per annum on each semi-annual accrual date and the principal amount of each Discount Note will accrete by the amount of such accrued interest (the "Accreted Value"). On May 15, 2003, TRC will be required to pay all accrued but unpaid interest on the Disount Notes by redeeming an amount per note equal to the Accreted Value of such Disount Note on May 15, 2003, less the issue price of such Discount Note at a redemption price of 105.625% of the amount redeemed. Assuming TRC does not make the Cash Interest Election, the aggregate Accreted Value of the Discount Notes on May 15, 2003 will be $31,100,000 and the amount required to be redeemed will be $13,091,000.

Based on the borrowing rates currently available for debt with similar terms and maturities, the approximate fair market value of the Company's long-term debt as of December 31 was as follows (in thousands):

                                                                  2000               1999
                                                               ----------         ----------
10.125% Unsecured Senior Notes                                 $  119,600         $  127,400
11.25% Unsecured Senior Discount Notes                             22,384             21,233

Because the Company's revolving line of credit borrowings outstanding at December 31, 2000, bear interest at current market rates, management believes that the related liabilities reflected in the accompanying balance sheets approximated fair market value.

Pursuant to the Notes, the Discount Notes and the Credit Facility, the Company must maintain specified financial ratios and is subject to certain restrictions which limit additional indebtedness. At December 31, 2000, the Company was in compliance with all such requirements.

The Notes, the Discount Notes and the Credit Facility restrict the ability of the Company to pay dividends or distributions to its equity holders. If no default or event of default exists, these restrictions generally allow the Company to pay dividends or distributions as follows:

         1. if at the time of such dividend or distribution the payor would have been allowed to incur at least $1.00 of additional indebtedness under fixed charge coverage ratio tests as defined in the 11.25% Senior Discount Note Indenture and the 10.125% Senior Note Indenture (the "Indentures").

         2. under the Discount Notes, if such dividend or distribution is less than the sum of 50% of consolidated net income from July 1, 1998 through the end of the most recent fiscal quarter plus 100% of any contribution to or net proceeds from issuance of its common equity.

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

Interest expense capitalized in connection with the Company's construction activities equalled approximately $200,000, $133,000 and $198,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

(10) INCOME TAXES:

TRC and its subsidiaries file a consolidated Federal income tax return. As a result of the Recapitalization, TRC's consolidated group ceased to exist. TRC does not file a consolidated tax return with its parent, RHC. For state purposes, each subsidiary generally files a separate return.

The following is a summary of the components of the benefit from/provision for income taxes for the years ended December 31 (in thousands):

                                   2000             1999             1998
                                 --------         --------         --------
Current:
  Federal                        $  3,470         $  2,533         $  2,726
  State and local                   1,310              726              995
                                 --------         --------         --------
                                    4,780            3,259            3,721
                                 --------         --------         --------
Deferred:
  Federal                          (2,566)          (3,555)          (2,867)
  State and local                    (330)            (696)            (694)
                                 --------         --------         --------
                                   (2,896)          (4,251)          (3,561)
                                 --------         --------         --------
                                 $  1,884         $   (992)        $    160
                                 ========         ========         ========

A reconciliation of the statutory Federal income tax rate to the Company's effective income tax rate is as follows:

                                                     2000            1999            1998
                                                    ------          ------          ------
Federal                                               34.2%           34.0%           34.0%
Federal income tax credits                           (17.1)          (15.3)          (74.4)
State income taxes, net of Federal taxes               4.4             2.5             6.1
Amortization of goodwill                               7.2             6.7            32.8
Nondeductible expenses and other                       3.1             6.6            14.1
Non-recurring item (Recapitalization)                   --           (49.1)             --
                                                    ------          ------          ------
                                                      31.8%          (14.6)%          12.6%
                                                    ======          ======          ======

The following is a summary of the significant components of the Company's deferred tax position as of December 31 (in thousands):

                                                              2000                              1999
                                               ----------------------------------  -------------------------------
                                               Current           Noncurrent           Current           Noncurrent
                                               -------           ----------           -------           ----------
Capital leases                                 $    --            $   662             $    --            $   770

Inventory                                          249                 --                 171                 --

Accrued expenses and reserves                      526                727                 464                796

Depreciation and amortization                       --              3,765                  --              1,185

Deferred compensation                               --              1,771                  --              1,379
                                               -------            -------             -------            -------
   Deferred tax assets                             775              6,925                 635              4,130
                                               -------            -------             -------            -------
Other                                               --             (2,000)                 --             (1,960)
                                               -------            -------             -------            -------
   Deferred tax liabilities                         --             (2,000)                 --             (1,960)
                                               -------            -------             -------            -------
                                               $   775            $ 4,925             $   635            $ 2,170
                                               =======            =======             =======            =======

As a result of the Recapitalization, PFR was merged into TRC. For federal and state income tax purposes, TRC's outside basis in PFR exceeded PFR's basis in its assets. Accordingly, TRC's outside basis was allocated among the assets of PFR, resulting in a favorable step up of tax basis. This created a deferred tax asset of $3,333,000 which reduced the income tax provision for 1999.

(11) RELATED PARTY TRANSACTIONS:

TRC had a revolving loan agreement with Mr. Smith, the terms of which were modified during 2000. As a result, $626,000 of Mr. Smith's obligation, representing accrued interest on the original principal amount, was forgiven effective August 22, 2000 through a dividend to RHC. The remaining balance as of December 31, 2000 was $266,500 and is to be paid in two equal installments on June 30, 2001, and June 30, 2002.

FICC leases and subleases certain land, buildings and equipment from the Company. During the years ended December 31, 2000, 1999, and 1998 lease and sublease income was $343,000, $331,000 and $328,000, respectively.

TRC Realty LLC leases an aircraft for use by both FICC and TRC. The operating lease expires in November 2009. FICC and TRC pay 40% and 60%, respectively, to TRC Realty LLC for generally fixed expenses. In addition, FICC and TRC incur actual variable usage costs. Total expense reimbursed by FICC for the years ended December 31, 2000, 1999 and 1998 was $581,000, $471,000 and $617,000,
respectively.

FICC purchases certain food products used in the normal course of business from Foxtail. For the years ended December 31, 2000, 1999, and 1998, purchases were $759,000, $967,000 and $945,000, respectively.

(12) COMMITMENTS AND CONTINGENCIES:

The Company is a party to various legal proceedings in the ordinary course of business. Management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on the consolidated financial statements of the Company.

In the past, the Company has sponsored financing programs offered by certain lending institutions to assist its franchisees in procuring funds for the construction of new franchised restaurants and to purchase and install in-store bakeries. The Company provides a limited guaranty of funds borrowed. At December 31, 2000, there were approximately $1,827,000 in borrowings outstanding under these programs. The Company has guaranteed $800,000 of these borrowings. No additional borrowings are available under these programs.

During 2000, the Company entered into a separate agreement to guarantee fifty percent of borrowings up to a total guarantee of $1,500,000 for use by a franchisee to remodel and upgrade existing restaurants. As of December 31, 2000, there were $1,428,000 in borrowings outstanding under this agreement of which $714,000 was guaranteed by the Company.

The majority of the Company's franchise revenues are generated from franchisees owning less than 5% of total franchised restaurants and, therefore, the loss of any one of these franchisees would not have a material impact on the results of the Company's operations. As of December 31, 2000, three franchisees owned 89 of the 345 restaurants franchised by the Company. During 2000, the Company earned net royalties and license fees of approximately $2,081,000, $1,759,000 and $1,637,000 from these franchisees. While the exit of one of these franchisees from the system would have a material impact on the revenues of the Company, such an occurrence would not in itself impair the ability of the Company to maintain its operations.

The Company's ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, its indebtedness (including the Notes and the Discount Notes), or to fund planned capital expenditures will depend on the Company's future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the Credit Facility, will be adequate to meet the Company's liquidity needs for the foreseeable future. The Company may, however, need to refinance all or a portion of the principal of the Notes and the Discount Notes on or prior to maturity. There can be no assurance that the Company will generate sufficient cash flow from operations, or that future borrowings will be available under the Credit Facility in an amount sufficient to enable the Company to service its indebtedness or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

(13) LONG-TERM INCENTIVE PLANS:

The Company's Executive Long-Term Incentive Plan (the "LTI Plan") was established for the benefit of officers and selected key employees of the Company as of January 1, 1998. Annual awards are based on an executive's position within the Company and are earned by participants based on Minimum, Target, and Maximum performance in earnings before interest, taxes, depreciation and amortization ("EBITDA") criteria determined by the Board of Directors each fiscal year. Long-Term Incentive Awards are payable in cash over 3 year periods at 33.3% per year, except for certain initial Long-Term Incentive Awards which are payable in cash 50% in year one, 33% in year two and 17% in year three. Long-Term Incentive Award payments are dependent upon TRC meeting specific EBITDA goals from year to year. The LTI Plan is designed to retain and reward officers and selected key employees of the Company and to compete with publicly held companies in the retention of top management.

Effective January 1, 1999, the Company established a Deferred Compensation Plan under which officers and key employees of the Company may defer specified percentages of their salaries, annual incentives and long-term compensation payments. The Company also makes matching contributions of the lesser of 3% of eligible compensation or $5,100. Amounts deferred are excluded from the participants' taxable income and are held in trust with a bank, where the funds are invested at the direction of each participant. As of December 31, 2000, $3,642,000 is held in trust under the plan and is included in other long-term assets and liabilities in the accompanying consolidated balance sheets.

Investment income on the invested funds is taxable to the Company, and the Company is eligible for a deduction for compensation expense when the funds are distributed to the participants at retirement, cessation of employment or other specified events.

Effective January 1, 1998, the Company established a Performance Unit Grant Plan under which a select group of key employees of the Company may receive awards of Performance Units based on financial performance criteria established by the Board of Directors at the time of grant. The Performance Unit Grant Plan is designed to retain and reward selected key employees of the Company by tying Performance Unit valuation to Company growth valuation criteria. Each award is payable in cash and vests over a 3 year period at 33.3% per year. Upon exercise, up to 50% of vested award values may be transferred to the participant's Deferred Compensation Plan account. Unexercised awards expire on the tenth anniversary of grant.

The Company's Supplemental Executive Retirement Income Plan ("the SERP") was established on July 1, 1999. Under the SERP, a contribution is made each year on behalf of one executive of the Company. The executive immediately vests in 33.3% of the contribution while vesting in the remaining 66.7% is discretionary based on the attainment of certain performance criteria.

(14) EMPLOYEE BENEFITS:

The Perkins Retirement Savings Plan (the "Plan") as amended and restated effective January 1, 1992, was established for the benefit of all eligible employees, both hourly and salaried.All participating employees at December 31, 1991 remained eligible to participate in the Plan. All other employees of TRC and TRC Realty LLC who have satisfied the participation requirements are eligible for participation in the Plan provided they (i) have attained the age of 21 and (ii) have completed one Year of Service, as defined, during which they have been credited with a minimum of 1,000 Hours of Service.

Participants may elect to defer from 1% to 15% of their annual eligible compensation subject to Internal Revenue Code ("IRC") regulated maximums. The Company may make a matching contribution equal to a percentage of the amount deferred by the participant or a specified dollar amount as determined each year by the Board of Directors. During 2000, 1999 and 1998, the Company elected to match contributions at a rate of 50% up to the first 6% deferred by each participant. Company matching contributions to the Plan for each of the years 2000, 1999 and 1998 were $772,000, $792,000 and $720,000, respectively.

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

(15) ASSET WRITE-DOWN (SFAS NO. 121):

During 2000, the Company identified three restaurant properties which were not expected to generate undiscounted future cash flows sufficient to cover the carrying value of the underlying assets related to these properties. Two of these properties are held for disposal, neither of which continues to operate as a restaurant. Restaurant operations in the third property were discontinued in January 2001. As required under SFAS No. 121, the carrying amounts of the assets associated with these restaurant properties were written down to their fair market values as estimated based on the Company's experience in disposing of similar under-performing properties and negotiations relating to the disposal of the subject properties. The resulting non-cash charges reduced 2000 pre-tax income by $1,537,000.

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

During 1998, the Company wrote down to their fair market value twelve restaurant properties which were not expected to generate undiscounted future cash flows sufficient to cover the carrying value of the underlying assets related to these properties. Three of these properties are held for disposal, of which two continue to operate as restaurants. In addition, the Company wrote off intangibles related to future royalty income of a significant franchisee which went bankrupt. The resulting non-cash charge for the above items, reduced 1998 pre-tax income by $3,373,000. The components of the charge were as follows (in thousands):

Reduction of the carrying values of operating assets
  to estimated fair market values                                  $2,030
Estimated disposal costs, including commissions                       654
Write-off of intangible asset relating to future royalty income       689
                                                                   ------
                                                                   $3,373
                                                                   ======

The Company's results of operations included losses related to the five properties held for disposal of $360,000, $161,000 and $392,000 for the years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000, these properties had a remaining net book value of $2,652,000.

(16) SEGMENT REPORTING:

The Company has three primary operating segments: restaurants, franchise and manufacturing. The restaurant operating segment includes Company-operated restaurants. The franchise operating segment includes revenues and expenses directly allocable to franchised restaurants. The manufacturing segment includes Foxtail.

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

The following presents revenues and other financial information by business segment (in thousands):

2000:

                                          Restaurants        Franchise     Manufacturing          Other              Totals
                                          -----------        ---------     -------------       ----------         ----------
Revenues from
  external customers                       $  280,499        $  22,618        $  32,546        $      581         $  336,244
Intersegment revenues                              --               --           10,064                --             10,064
Interest expense, net                              --               --               --            18,106             18,106
Depreciation and
  Amortization                                 15,522              236              918             6,114             22,790
Segment profit (loss)                          29,494           19,120            7,189           (51,769)             4,034
Segment assets                                124,662            7,751           12,628            65,471            210,512
Expenditures for
  segment assets                               28,203               --              633               999             29,835

1999:

                                          Restaurants        Franchise     Manufacturing          Other              Totals
                                          -----------        ---------     -------------       ----------         ----------
Revenues from
  external customers                       $  264,682        $  21,394        $  28,767        $      857         $  315,700
Intersegment revenues                              --               --            9,509                --              9,509
Interest expense, net                              --               --               --            17,160             17,160
Depreciation and
  amortization                                 14,003              255              864             5,932             21,054
Segment profit (loss)                          29,728           18,561            6,101           (46,948)             7,442
Segment assets                                116,808            9,014           14,019            60,723            200,564
Expenditures for
  segment assets                               21,615               --              792             1,088             23,495

1998:

                                          Restaurants        Franchise     Manufacturing          Other              Totals
                                          -----------        ---------     -------------       ----------         ----------
Revenues from
  external customers                       $  248,302        $  21,799        $  27,626        $    1,696         $  299,423

Intersegment revenues                              --               --            8,394                --              8,394

Interest expense, net                              --               --               --            16,045             16,045

Depreciation and
  amortization                                 12,506              190              795             6,414             19,905

Segment profit (loss)                          27,085           18,955            5,409           (50,340)             1,109

Segment assets                                114,780            9,317           13,459            58,082            195,638

Expenditures for
  segment assets                               23,260               --            1,152               734             25,146

The Company evaluates the performance of its segments based primarily on operating profit before corporate general and administrative expenses, interest expense, amortization of goodwill and income taxes.

Assets not allocated to specific operating segments primarily include cash, corporate accounts receivable and goodwill.

A reconciliation of other segment loss is as follows (in thousands):

                                                                              2000                1999                1998
                                                                           ---------           ---------           ---------
General and administrative expenses                                        $  25,913           $  25,812           $  25,409

Depreciation and amortization expenses                                         6,114               5,932               6,414

Interest expense                                                              18,106              17,160              16,045

Recapitalization costs                                                            --                 835                  --

Asset write-down                                                               1,537                 592               3,373

Provision for (Benefit from) disposition of assets, net                           10                (567)                422

Cumulative effect of change in accounting principle                               --                 340                  --

Provision for (Benefit from) income taxes                                      1,884                (992)                160

Other                                                                         (1,795)             (2,164)             (1,483)
                                                                           ---------           ---------           ---------
                                                                           $  51,769           $  46,948           $  50,340
                                                                           =========           =========           =========

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

Report of Independent Public Accountants

To The Restaurant Company:

We have audited the accompanying consolidated balance sheets of The Restaurant Company (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' investment and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Restaurant Company and subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



Arthur Andersen LLP

Memphis, Tennessee,
February 15, 2001

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                         QUARTERLY FINANCIAL INFORMATION
                                   (UNAUDITED)
                                 (In Thousands)

                                                                                 Gross Profit
                     2000                                       Revenues               (a)           Net Income
                -------------                                  ------------------------------------------------
                1st Quarter                                    $   80,905          $  18,062          $     209

                2nd Quarter                                        83,474             18,956              1,004

                3rd Quarter                                        88,141             21,214              1,636

                4th Quarter                                        83,724             19,187              1,185
                                                               ------------------------------------------------
                                                               $  336,244          $  77,419          $   4,034
                                                               ================================================


                                                                                 Gross Profit
                     1999                                       Revenues               (a)           Net Income
                -------------                                  ------------------------------------------------
                1st Quarter                                    $   73,489          $  16,014           $   (511)

                2nd Quarter                                        79,400             18,983              1,529

                3rd Quarter                                        83,089             20,167              2,317

                4th Quarter                                        79,722             18,698              4,107
                                                               ------------------------------------------------
                                                               $  315,700          $  73,862           $  7,442
                                                               ================================================

(a)      Represents total revenues less cost of sales.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in, or disagreements with, accountants during 2000.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following individuals are currently serving as directors and executive officers of TRC:

Name                                Age              Position with TRC
----                                ---              -----------------
Donald N. Smith                     60               Chairman of the Board, Chief Executive Officer and
                                                        Chief Operating Officer

Craig H. Deery                      53               Director

Hollis W. Rademacher                65               Director

Steven R. McClellan                 45               Executive Vice President,
                                                        Chief Financial Officer and Director

Donald F. Wiseman                   54               Vice President, General Counsel,
                                                        Secretary and Director

James F. Barrasso                   50               Executive Vice President, Foodservice Development

Michael D. Kelly                    54               Executive Vice President, Marketing

Jack W. Willingham                  55               Executive Vice President, Restaurant Development

Richard J. Estlin                   57               Vice President, Strategic Coordination

John A. Flaherty II                 41               Vice President, Research and Development

William S. Forgione                 47               Vice President, Human Resources

Clyde J. Harrington                 42               Vice President, Operations Administration

Louis C. Jehl, Jr.                  39               Vice President, Controller

Patrick W. Ortt                     54               Vice President, Operations - Eastern Division

Steven J. Pahl                      45               Vice President, Operations - Western Division

Robert J. Winters                   49               Vice President, Franchise Development

DONALD N. SMITH

Donald N. Smith has been the Chairman of the Board and Chief Executive Officer of TRC since its organization in November 1985 and has been Chairman of the Board and Chief Executive Officer of RHC since its organization in December 1999. Mr. Smith has been Chief Operating Officer of TRC since September 1998 and was previously the Chief Operating Officer from November 1985 through November 1988. In August 2000, Mr. Smith was elected a Director and President of TRCM. Mr. Smith also has been the Chairman of the Board and Chief Executive Officer of FICC since September 1988.

CRAIG H. DEERY

Craig H. Deery was elected a Director of TRC and RHC in December 1999. Since 1986, Mr. Deery has been a Managing Director of BancBoston Capital, Inc. and BancBoston Ventures, Inc., wholly-owned private equity subsidiaries of Fleet Boston Financial.

HOLLIS W. RADEMACHER

Hollis W. Rademacher was elected a Director of TRC and RHC in June 2000. For more than the past five years Mr. Rademacher has been a Principal of Hollis W. Rademacher & Company, a private consulting and investment company. Mr. Rademacher also serves on the Boards of Directors of Wintrust Financial Corporation, UC Television Network Corporation and Schawk, Inc.

STEVEN R. MCCLELLAN

Steven R. McClellan was elected a Director of TRC and RHC in December 1999. Mr. McClellan has been Executive Vice President and Chief Financial Officer of TRC since September 1996 and has been Executive Vice President and Chief Financial Officer of RHC since December 1999. Mr. McClellan has also served as a Director, Senior Vice President and Treasurer of TRCM since August 2000. For more than a year prior, Mr. McClellan was Executive Vice President and General Banking Group Head of First Union National Bank of South Carolina, a subsidiary of First Union Corporation.

DONALD F. WISEMAN

Donald F. Wiseman has been a Director of TRC and RHC since December 1999. Mr. Wiseman has been Vice President, General Counsel and Secretary of TRC since December 1991 and has been Vice President, General Counsel and Secretary of RHC since December 1999. Mr. Wiseman has also served as a Director, Senior Vice President and Secretary of TRCM since August 2000.

JAMES F. BARRASSO

James F. Barrasso has been Executive Vice President, Foodservice Development of TRC since February 1999. For more than four years prior he was Vice President, Foodservice Development for TRC. Mr. Barrasso has served in various executive positions with TRC since September 1983.

MICHAEL D. KELLY

Michael D. Kelly has been Executive Vice President, Marketing of TRC since March 1993.

JACK W. WILLINGHAM

Jack W. Willingham has been Executive Vice President, Restaurant Development of TRC since April 1994. Mr. Willingham served as Vice President, Corporate Development from July 1991 to April 1994.

RICHARD J. ESTLIN

Richard J. Estlin has been Vice President, Strategic Coordination of TRC since September 1997. He has also been Vice President, Strategic Coordinator of RHC and Vice President of TRCM since December 1999 and August 2000, respectively. In May 1997, Mr. Estlin retired as Vice President, Chief Financial Officer of UNO-VEN Company, a position that he held for more than two years prior.

JOHN A. FLAHERTY II

John A. Flaherty II was elected Vice President, Research and Development of TRC in July 2000. From January 1993 to July 2000, Mr. Flaherty served as Vice President, Research and Development of FICC.

WILLIAM S. FORGIONE

William S. Forgione has been Vice President, Human Resources of TRC since August 1997. For more than two years prior, he was Vice President, Human Resources of College Affiliated Medical Practice Group.

CLYDE J. HARRINGTON

Clyde J. Harrington has been Vice President, Operations Administration of TRC since September 1996. Mr. Harrington served as Director, Systems Operations from March 1995 to September 1996.

LOUIS C. JEHL, JR.

Louis C. Jehl, Jr. was elected Vice President, Controller of TRCM in August 2000. He has also been Vice President, Controller of TRC and RHC since May 1999 and December 1999, respectively. From February 1999 to May 1999 he served as Controller of TRC. Mr. Jehl served as Director, Treasury and Planning from November 1996 to February 1999 and as Director, Accounting and Planning from June 1995 to November 1996. Mr. Jehl has held varying positions in accounting and finance with the Company since March 1987. He is a Certified Public Accountant.

PATRICK W. ORTT

Patrick W. Ortt has been Vice President, Operations - Eastern Division of TRC since September 1996. He served as Director, Systems Operations of TRC from March 1993 until September 1996.

STEVEN J. PAHL

Steven J. Pahl was elected Vice President, Operations of TRCM in August 2000. Since September 1996 Mr. Pahl has served as Vice President, Operations - Western Division of TRC. From November 1988 to September 1996, he served as Director, System Operations of TRC. Mr. Pahl has served in various operations positions with the Company since December 1986.

ROBERT J. WINTERS

Robert J. Winters has been Vice President, Franchise Development of TRC since October 1996. He served as Senior Director, Franchise Development from March 1993 to October 1996.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation paid or accrued for services rendered to the Company in all capacities during each of the three years in the period ended December 31, 2000 with respect to the Chief Executive Officer and the four most highly compensated executive officers whose total annual salary and bonus exceeded $100,000.

                                                                                                    LONG-TERM
                                                      ANNUAL COMPENSATION                          COMPENSATION
                                     -----------------------------------------------------         ------------       ALL OTHER
                                                                                                       LTIP            COMPEN-
PRINCIPAL POSITION                   YEAR         SALARY            BONUS           OTHER             PAYOUTS          SATION
------------------------------------------------------------------------------------------------------------------------------------
DONALD N. SMITH                      2000       $  472,305       $  518,063       $  5,850(1)               --             --
 Chairman & Chief                    1999          455,976          450,000          5,850(1)               --             --
 Executive Officer                   1998          274,661          200,000          3,150(1)               --             --

STEVEN R. MCCLELLAN                  2000       $  252,128       $   63,800       $  9,000(1)       $  100,700      $   5,200(2)
 Exec. Vice President &              1999          205,822          205,800          9,000(1)           95,000          4,900(2)
 Chief Financial Officer             1998          186,892          103,425          9,000(1)               --          5,000(2)

MICHAEL D. KELLY                     2000       $  208,249       $   49,800       $ 10,371(1)       $  100,942      $   5,200(2)
 Exec. Vice President,               1999          208,622           77,200          9,000(1)           93,700          4,900(2)
 Marketing                           1998          191,246           94,000          9,000(1)               --          5,000(2)

JACK W. WILLINGHAM (3)               2000       $  194,930       $   47,400       $  9,000(1)       $   92,877      $  46,033(3)
 Exec. Vice President,               1999          195,305           70,500          9,000(1)           87,620        127,400(3)
 Restaurant Development              1998          179,141           79,500          9,000(1)               --          3,708(3)


DONALD F. WISEMAN                    2000       $  194,410       $   42,300       $  9,000(1)       $   66,355      $   5,200(2)
 Vice President, General             1999          181,392          120,050          9,000(1)           66,800          4,900(2)
 Counsel and Secretary               1998          166,535           71,600          9,000(1)               --          4,983(2)

---------------

(1) Includes auto allowance paid to the named executive officers. The year 2000 also includes a relocation expense in the amount of $1,371 for Mr. Kelly.

(2) Includes Perkins' discretionary matching contributions allocated to the named executive officers under the Perkins Retirement Savings Plan and the Deferred Compensation Plan.

(3) Mr. Willingham is eligible for benefits payable annually after retirement through a supplemental defined contribution retirement plan agreement between the Company and Mr. Willingham. The total amount available to be contributed to such plan on his behalf each year is $122,500. $40,833 is guaranteed with the remaining $81,667 being discretionary subject to Mr. Willingham meeting specific performance goals set by Mr. Smith. The contribution on Mr. Willingham's behalf was $122,500 and $40,833 for fiscal 1999 and 2000, respectively. In addition, Mr. Willingham received matching contributions to the Perkins Retirement Savings Plan and Deferred Compensation Plan of $5,200, $4,900 and $3,708 in 2000, 1999 and 1998, respectively.

COMPENSATION OF DIRECTORS.

Hollis Rademacher is paid $2,500 for each Board Meeting of TRC he attends. Mr. Rademacher was paid for two meetings of the board in 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

The following table sets forth the number of shares beneficially owned indirectly on March 20, 2001 by BancBoston Ventures, Inc.

                                                                       Amount and
                                                                       Nature of
                                                                       Beneficial              Percent
Title of Class                      Name of Beneficial Owner           Ownership               of Class
--------------                      ------------------------           ----------              --------
Common Stock                        BancBoston Ventures, Inc.            3,246(1)                30.0%
                                    100 Federal Street
                                    Boston, MA   02110

(1) Owned indirectly through BancBoston Ventures, Inc.'s ownership of RHC, the sole owner of TRC.

(B) SECURITY OWNERSHIP OF MANAGEMENT.

The following table sets forth the number of shares beneficially owned either directly or indirectly on March 20, 2001 by all directors and the executive officers named in the Executive Compensation Table above, including all directors and officers as a group:

                                                                       Amount and
                                                                       Nature of
                                                                       Beneficial              Percent
Title of Class                      Name of Beneficial Owner           Ownership               of Class
--------------                      ------------------------           ---------               --------
Common Stock                        Donald N. Smith                      7,574(1)                70.0%

---------------

(1) Owned indirectly through Mr. Smith's 70.0% ownership of RHC, the sole shareholder of TRC. Mr. Smith is the sole member of management who is also a stockholder.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(A)  TRANSACTIONS WITH MANAGEMENT AND OTHERS.

During 2000 and 1999, FICC purchased layer cakes and muffin and pancake mixes from the Company for which the Company was paid approximately $759,000 and $967,000, respectively. The Company believes that the prices paid to the Company for these products were no less favorable than the prices that would have been paid for the same products by a non-affiliated party in an arm's length transaction.

The Company has subleased certain land, building and equipment to FICC. During 2000 and 1999, the Company received approximately $343,000 and $331,000, respectively, related to those subleases. The Company believes that the terms of these subleases are no less favorable to the Company than could be obtained if the transactions were entered into with an unaffiliated third party.

TRC Realty LLC leases an aircraft for use by both FICC and TRC. The operating lease expires in November 2009. FICC and TRC pay 40% and 60%, respectively, to TRC Realty LLC for generally fixed expenses. In addition, FICC and TRC incur actual usage costs (such as fuel and maintenance). Total expense reimbursed by FICC for the years ended December 31, 2000 and 1999 was $581,000 and $471,000, respectively.

(B)  CERTAIN BUSINESS RELATIONSHIPS.

Lee N. Abrams served as a Director of PMC and chairman of the Audit Committee of PMC until December 1999. Mr. Abrams is a senior partner in the Mayer, Brown & Platt law firm. Mayer, Brown & Platt represented the Company and its affiliates in several matters during 1998 and 1999, including the Reorganization and the Recapitalization.

(C)  INDEBTEDNESS OF MANAGEMENT.

TRC had a revolving loan agreement with Mr. Smith, the terms of which were modified during 2000. As a result, $626,000 of Mr. Smith's obligation, representing accrued interest on the original principal amount, was constructively forgiven effective August 22, 2000 through a dividend to RHC. The remaining balance as of December 31, 2000 was $266,500 and is to be paid in two equal installments on June 30, 2001, and June 30, 2002.

In June 2000, James F. Barrasso, Executive Vice President, Foodservice Development, obtained a loan from TRC in the original principal amount of $65,000 with interest at the prime rate. The outstanding principal balance at December 31, 2000 was $65,000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)      1. FINANCIAL STATEMENTS (INCLUDING RELATED NOTES TO FINANCIAL
            STATEMENTS) FILED AS PART OF THIS REPORT ARE LISTED BELOW:

         Report of Independent Public Accountants.
         Consolidated Statements of Income for Each of the Three Years Ended
           December 31, 2000.
         Consolidated Balance Sheets at December 31, 2000 and 1999.
         Consolidated Statements of Stockholders' Investment for Each of the
           Three Years Ended December 31, 2000.
         Consolidated Statements of Cash Flows for Each of the Three Years Ended
           December 31, 2000.

         2. THE FOLLOWING FINANCIAL STATEMENT SCHEDULES FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 ARE INCLUDED:

         No.
         ---
                           Report of Independent Public Accountants on Schedule.
          II.              Valuation and Qualifying Accounts.

Schedules I, III, IV and V are not applicable and have therefore been omitted.

         3. EXHIBITS (FOOTNOTES APPEAR ON PAGE 49):

               Exhibit No.
               -----------
                   3.1              Certificate of Incorporation of The Restaurant Company.*

                   3.2              By-Laws of The Restaurant Company.*

                   3.3              Amendment to Certificate of Incorporation of  RHC.*

                   4.1              Indenture dated as of May 18, 1998 among the Issuer and the Trustee named therein.*

                   4.2              Form of 11 1/4% Series B Senior Discount Notes due 2008 (included in Exhibit 4.1).*

                   4.3              Joinder and Amendment No. 2 dated as of December 22, 1999 to Credit Agreement dated as of
                                    December 22, 1997.*

                   10.1             Guaranty by Perkins Restaurant and Bakery, L.P. and Perkins Restaurant  and Bakery Operating
                                    Company, L.P. in favor of BancBoston Leasing, Inc. dated as of May 1, 1994. *

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

                   10.6             Form of 10 1/8% Senior Notes due 2007 (included in Exhibit 10.5).*

                   10.7 (a)         Lease agreement between TRC Realty LLC and General Electric Capital Corporation dated
                                    November 9, 1999 for an aircraft and related guaranty.*

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

---------------

*        Previously filed.

TRADEMARK NOTICE.

         The following trademarks are used in this report to identify products and services of The Restaurant Company: Perkins, Perkins Family Restaurant, Perkins Restaurant and Bakery, Perkins Family Restaurant and Bakery, Perkins Express and Bakery and Perkins Bakery.

                           [INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 30th day of March, 2001.

                                       THE RESTAURANT COMPANY



                                       By: /s/ Donald N. Smith
                                          --------------------------------------
                                          Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on this 30th day of March, 2001.

Signature                                            Title
---------                                            -----



/s/ Donald N. Smith                                  Chairman of the Board, Chief Executive Officer
------------------------------------
Donald N. Smith



/s/ Craig H. Deery                                   Director
------------------------------------
Craig H. Deery



/s/ Hollis W. Rademacher                             Director
------------------------------------
Hollis W. Rademacher



/s/ Steven R. McClellan                              Executive  Vice President, Chief Financial
------------------------------------                 Officer and Director
Steven R. McClellan



/s/ Donald F. Wiseman                                Vice President, General Counsel,
------------------------------------                 Secretary and Director
Donald F. Wiseman



/s/ Louis C. Jehl                                    Vice President and Controller
------------------------------------
Louis C. Jehl

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To The Restaurant Company:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of The Restaurant Company and subsidiaries included in this Form 10-K, and have issued our report thereon dated February 15, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14.(a)2. is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP

Memphis, Tennessee,
February 15, 2001.

                                                                     SCHEDULE II


                             THE RESTAURANT COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

--------------------------------------------------------------------------------------------
          Column A                    Column B         Column C        Column D     Column E
--------------------------------------------------------------------------------------------

                                                      Additions
                                     Balance at  --------------------
                                      Beginning   Charged    Charged   Deductions   Balance
                                          of     to Costs &  to Other     from     at Close
         Description                    Period    Expenses   Accounts   Reserves   of Period
--------------------------------------------------------------------------------------------
FISCAL YEAR ENDED DECEMBER 31, 2000

Allowance for Doubtful Accounts         $1,159     $  469     $   --     $ (811)(a)  $  817
                                        ======     ======     ======     ======      ======

Reserve for Disposition of Assets       $  156     $   --     $   --     $   --      $  156
                                        ======     ======     ======     ======      ======

FISCAL YEAR ENDED DECEMBER 31, 1999

Allowance for Doubtful Accounts         $  656     $  628     $   --     $ (125)(a)  $1,159
                                        ======     ======     ======     ======      ======

Reserve for Disposition of Assets       $  654     $   --     $   --     $ (498)     $  156
                                        ======     ======     ======     ======      ======




FISCAL YEAR ENDED DECEMBER 31, 1998

Allowance for Doubtful Accounts         $  852     $  672     $   --     $ (868)(a)  $  656
                                        ======     ======     ======     ======      ======

Reserve for Disposition of Assets       $   --     $  654     $   --     $   --      $  654
                                        ======     ======     ======     ======      ======

----------

(a) Represents uncollectible accounts written off, net of recoveries, and net costs associated with direct financing sublease receivables for which a reserve was established.