Form 10-Q
period 2001-04-22
RESTAURANT CO
filed 2001-06-06
CIK 1047040

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    April 22, 2001
                                ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ------------------


Commission file number   333-57925
                       -------------


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


                                          Quarter Ended
                                     --------------------------
                                     April 22,        March 31,
                                       2001             2000
                                     ---------        --------
REVENUES:
   Food sales                        $  93,689        $ 75,491
   Franchise and other revenue           6,878           5,414
                                     ---------        --------
Total Revenues                         100,567          80,905
                                     ---------        --------
COSTS AND EXPENSES:
Cost of sales:
   Food cost                            26,083          21,206
   Labor and benefits                   32,471          26,793
   Operating expenses                   19,714          14,844
General and administrative               9,548           8,195
Depreciation and amortization            7,244           5,490
Interest, net                            5,602           4,424
Loss on disposition of assets               72              --
Other, net                                (393)           (349)
                                     ---------        --------
Total Costs and Expenses               100,341          80,603
                                     ---------        --------
Income before income taxes                 226             302
Provision for income taxes                 (75)            (93)
                                     ---------        --------
NET INCOME                           $     151        $    209
                                     =========        ========

  The accompanying notes are an integral part of these consolidated statements.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                             April 22,
                                                                2001     December 31,
                                                            (Unaudited)     2000
                                                             ---------    ---------
                                 ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                    $   5,995    $   5,361
Receivables, less allowance for
  doubtful accounts of $643 and $563                             8,238        8,376
Inventories, at the lower of first-in,
  first-out cost or market                                       4,931        5,096
Prepaid expenses and other current assets                        1,894        1,508
Deferred income taxes                                              775          775
                                                             ---------    ---------
                                  Total current assets          21,833       21,116
                                                             ---------    ---------
PROPERTY AND EQUIPMENT, at cost, net of
   accumulated depreciation and amortization                   139,890      140,036

INTANGIBLE ASSETS, net of accumulated
   amortization of $35,594 and $34,830                          33,931       34,566

NOTES RECEIVABLE                                                 1,126        1,064

DEFERRED INCOME TAXES                                            4,925        4,925

OTHER ASSETS                                                     8,324        8,805
                                                             ---------    ---------
                                                             $ 210,029    $ 210,512
                                                             =========    =========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)


                                                             April 22,
                                                                2001     December 31,
                                                            (Unaudited)     2000
                                                             ---------    ---------
LIABILITIES AND STOCKHOLDER'S INVESTMENT

CURRENT LIABILITIES:
 Current maturities of capital lease obligations             $     984    $     971
 Accounts payable                                               10,771       13,039
 Accrued expenses                                               22,207       20,990
                                                             ---------    ---------
                                Total current liabilities       33,962       35,000
                                                             ---------    ---------
CAPITAL LEASE OBLIGATIONS, less
  current maturities                                             2,757        3,069

LONG-TERM DEBT                                                 169,204      168,080

OTHER LIABILITIES                                                5,707        6,115

STOCKHOLDER'S INVESTMENT:
Common stock $.01 par value, 100,000 shares authorized,
  10,820 issued and outstanding                                      1            1
Accumulated deficit                                             (1,602)      (1,753)
                                                             ---------    ---------
                               Total stockholder's deficit      (1,601)      (1,752)
                                                             ---------    ---------
                                                             $ 210,029    $ 210,512
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

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                               Quarter Ended
                                                           --------------------
                                                           April 22,  March 31,
                                                             2001       2000
                                                            -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $   151    $   209
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                             7,244      5,490
    Accretion of interest on Senior Discount Notes              875        634
    Other non-cash income and expense items                     125        111
    Loss on disposition of assets                                72         --
    Net changes in other operating assets and liabilities    (1,477)      (319)
                                                            -------    -------
      Total adjustments                                       6,839      5,916
                                                            -------    -------
Net cash provided by operating activities                     6,990      6,125
                                                            -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment                         (6,384)    (4,062)
Cash paid for acquisition of franchised restaurants              --     (5,902)
Proceeds from sale of property and equipment                     --        423
Payments on notes receivable                                     78         36
                                                            -------    -------
Net cash used in investing activities                        (6,306)    (9,505)
                                                            -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from long-term debt                                250      3,750
Principal payments under capital lease obligations             (300)      (258)
                                                            -------    -------
Net cash provided by (used in) financing activities             (50)     3,492
                                                            -------    -------
Net increase in cash and cash equivalents                       634        112
                                                            -------    -------
CASH AND CASH EQUIVALENTS:
Balance, beginning of period                                  5,361      2,908
                                                            -------    -------
Balance, end of period                                      $ 5,995    $ 3,020
                                                            =======    =======






              The accompanying notes are an integral part of these
                            consolidated statements.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Organization

The Restaurant Company (the "Company," "Perkins," or "TRC") is a wholly-owned subsidiary of The Restaurant Holding Corporation ("RHC"). TRC conducts business under the name "Perkins Restaurant and Bakery". TRC is also the sole stockholder of TRC Realty LLC, The Restaurant Company of Minnesota ("TRCM") and Perkins Finance Corp. RHC is owned by Donald N. Smith ("Mr. Smith"), TRC's Chairman and Chief Executive Officer, and BancBoston Ventures, Inc. Mr. Smith is also the Chairman and Chief Executive Officer of Friendly Ice Cream Corporation ("FICC"), which operates and franchises approximately 575 restaurants, located primarily in the northeastern United States. Mr. Smith owns 9.3% of the common stock of FICC.

Basis of Presentation

The accompanying unaudited consolidated financial statements of TRC have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of the operating results. Results of operations for the interim periods are not necessarily indicative of a full year of operations. The notes to the financial statements contained in the 2000 Annual Report on Form 10-K should be read in conjunction with these statements.

Certain prior year amounts have been reclassified to conform to current year presentation.

Change in Accounting Reporting Period

Effective January 1, 2001, the Company converted its financial reporting from a calendar year basis to thirteen four-week periods ending on the last Sunday in December. The first quarter each year will include four four-week periods. The first quarter of 2001 ended on April 22, 2001. The remaining quarters will end on July 15, October 7 and December 30.

Contingencies

The Company is a party to various legal proceedings in the ordinary course of business. Management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

In the past, the Company has sponsored financing programs offered by certain lending institutions to assist its franchisees in procuring funds for the construction of new franchised restaurants and to purchase and install in-store bakeries. The Company provides a limited guaranty of funds borrowed. At April 22, 2001, there were $1,772,000 in borrowings outstanding under these programs, approximately $800,000 of which are guaranteed by the Company. No additional borrowings are available under these programs.

On June 9, 2000, the Company entered into a separate agreement to guarantee fifty percent of borrowings up to a total guarantee of $1,500,000 for use by a franchisee to remodel and upgrade existing restaurants. As of April 22, 2001, there were $1,841,000 in borrowings outstanding under this agreement of which $921,000 were guaranteed by the Company.

Supplemental Cash Flow Information

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the quarters ended April 22 and March 31, consisted of the following (in thousands):

                                               Quarter Ended
                                          ------------------------
                                          April 22,      March 31,
                                            2001           2000
                                           -------        -------
         (Increase) Decrease in:
            Receivables                    $    14        $  (502)
            Inventories                        165            395
            Prepaid expenses and
              other current assets            (386)          (718)
            Other assets                       190         (1,333)

         Increase (Decrease) in:
            Accounts payable                (2,268)        (1,779)
            Accrued expenses                 1,217          2,161
            Other liabilities                 (409)         1,457
                                           -------        -------
                                           $(1,477)       $  (319)
                                           =======        =======

Other supplemental cash flow information was as follows (in thousands):


                                               Quarter Ended
                                          ------------------------
                                          April 22,      March 31,
                                            2001           2000
                                           -------        -------
         Cash paid for interest            $   307        $   256
         Income taxes paid                     587            248
         Income tax refunds received            16              1

Segment Reporting

The following presents revenues and other financial information by business segment for the periods ended April 22 and March 31 (in thousands):

2001:

                           Restaurants   Franchise   Manufacturing    Other           Totals
                           -----------   ---------   -------------    -----           ------
Revenues from
    external customers       $84,873       $6,682       $8,754       $    258        $100,567
Intersegment revenues             --           --        2,617             --           2,617
Segment profit (loss)          8,046        5,670        1,900        (15,465)            151


2000:

                           Restaurants   Franchise   Manufacturing    Other           Totals
                           -----------   ---------   -------------    -----           ------
Revenues from
   external customers        $68,689       $5,263       $6,802       $    151        $ 80,905
Intersegment revenues             --           --        2,350             --           2,350
Segment profit (loss)          6,875        4,598        1,393        (12,657)            209


A reconciliation of other segment loss is as follows (in thousands):

                                               2001            2000
                                             --------        --------
General and administrative expenses          $  8,167        $  7,097
Depreciation and amortization expenses          1,862           1,487
Interest expense                                5,602           4,424
Loss on disposition of assets                      72              --
Income tax expense                                 75              93
Other                                            (313)           (444)
                                             --------        --------
                                             $ 15,465        $ 12,657
                                             ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FIRST QUARTER ENDED APRIL 22, 2001


RESULTS OF OPERATIONS

Overview:

The Company is a leading operator and franchisor of mid-scale restaurants located in 35 states and 4 Canadian provinces. As of April 22, 2001, the Company owned and operated 144 restaurants and franchised 350 restaurants. Both the Company operated restaurants and franchised restaurants operate under the names "Perkins Restaurant and Bakery," "Perkins Family Restaurant," "Perkins Family Restaurant and Bakery," or "Perkins Restaurant" and the mark "Perkins." The Company also manufactures and distributes bakery products which are sold to Company-operated restaurants, franchisees, third-party bakers and food distributors. The business of Perkins was founded in 1958, and since then Perkins has continued to adapt its menus, product offerings, building designs and decor to meet changing consumer preferences. Perkins is a highly recognized brand in the geographic areas it serves.

The Company's revenues are derived primarily from the operation of Company-owned restaurants, the sale of bakery products produced by its manufacturing division, Foxtail Foods ("Foxtail"), and franchise fees. In order to ensure consistency and availability of Perkins' proprietary products to each unit in the system, Foxtail offers cookie doughs, muffin batters, pancake mixes, pies and other food products to Company-operated and franchised restaurants through food service distributors. Additionally, it produces a variety of non-proprietary products for sale in various retail markets. Sales to Company-operated restaurants are eliminated in the accompanying statements of income. In the quarter ended April 22, 2001, revenues from Company-operated restaurants, Foxtail and franchise and other accounted for 84.5%, 8.7% and 6.8% of total revenues, respectively.

TRC leases an executive aircraft through TRC Realty LLC. The aircraft is operated for the benefit of, and all operating costs are reimbursed by, TRC and FICC. Revenue received from FICC is included in franchise and other revenues in the accompanying statements of income.

A summary of the Company's results for the quarters ended April 22, 2001 and March 31, 2000 are presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenues. Certain prior year amounts have been reclassified to conform to current year presentation.

                                                  Quarter Ended
                                              ------------------------
                                              April 22,      March 31,
                                                2001           2000
                                               ------         ------
         Revenues:
            Food sales                           93.2%          93.3%
            Franchise and other revenues          6.8            6.7
                                               ------         ------
         Total Revenues                         100.0          100.0
                                               ------         ------
         Costs and Expenses:
          Cost of sales:
               Food cost                         25.9           26.2
               Labor and benefits                32.3           33.1
               Operating expenses                19.6           18.3
          General and administrative              9.5           10.1
          Depreciation and amortization           7.2            6.8
          Interest, net                           5.6            5.5
          Loss on disposition of assets           0.1             --
          Other, net                             (0.4)          (0.4)
                                               ------         ------
         Total Costs and Expenses                99.8           99.6
                                               ------         ------
         Income before income taxes               0.2            0.4
         Provision for income taxes              (0.1)          (0.1)
                                               ------         ------
         Net Income                               0.1%           0.3%
                                               ======         ======


Net income for the first quarter of 2001 was $151,000 versus $209,000 for the first quarter of 2000.

Revenues:

Total revenues for the first quarter of 2001 increased 24.3% over the first quarter of last year primarily due to the change in accounting reporting period resulting in 112 days in the first quarter of 2001 versus 91 days in the first quarter of 2000.

Same store comparable sales decreased approximately 2.2% due to a 6.1% decline in comparable guest visits. This decrease was partially offset by an increase in the guest check average due to cumulative price increases and higher prices on promotional items.

Revenues from Foxtail increased approximately 28.7% over the three months ended March 31, 2000, and constituted approximately 8.7% of the Company's revenues. The increase is primarily due to a greater number of days in the first quarter of 2001. Sales outside the Perkins system have remained stable; however, Foxtail's sales results are directly impacted by the decrease in sales in system restaurants.

Franchise and other revenues increased 27.0% over the first quarter of 2000. During the first quarter of 2001, five new franchised restaurants opened and one franchised restaurant closed. Since the first quarter of 2000, twenty-one new franchised restaurants opened, five franchised restaurants closed and one formerly franchised restaurant was converted to a Company-operated restaurant. The net increase in the number of franchised restaurants and the greater number of days in the first quarter of 2001 led to an increase in royalty revenue. An estimated decrease in franchise comparable sales similar to the decrease experienced by Company-operated restaurants impacted royalty income as well.

Costs and Expenses:

Food cost:

In terms of total revenues, food cost for the quarter ended April 22, 2001, decreased 0.3 percentage points over the first quarter of 2000 due to decreased food cost for both Foxtail and the restaurant division. For the restaurant division, a change to a lower cost soup product, decreased commodity cost for bacon and successful promotion of higher gross margin products contributed to the decrease. Increased commodity cost and an upgrade in quality of certain seafood items partially offset the favorable variance. Foxtail's food cost decreased as a result of stable commodity costs and an increase in sales of higher gross margin products.

Labor and benefits:

Labor and benefits expense, as a percentage of total revenues, decreased 0.8 percentage points for the quarter ended April 22, 2001 as compared to the first quarter of 2000. This decrease was the result of improved productivity and an increase in the average guest check. Reduced group insurance costs also contributed to the improvement in margins. An increase in average wage rate partially offset these favorable variances. Labor for Foxtail remained stable as increased labor costs were offset by the production of higher margin products and improvements in productivity.

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

Operating expenses:

Operating expenses, expressed as a percentage of total revenues for the quarter increased 1.3 percentage points. This increase is primarily due to the impact of rising natural gas costs. Increases in various franchise operating expenses also contributed to this increase.

General and administrative:

General and administrative expenses, as a percentage of total revenues for the quarter, decreased 0.6 percentage points primarily due to decreased incentive compensation costs. Incentive compensation cost decreased as a result of Company performance falling below planned expectations.

Depreciation and amortization:

As a result of the decline in comparable restaurant sales, the addition of new Company-operated restaurants and continued investment in restaurant imagery, depreciation and amortization expense, as a percentage of total revenues, increased 0.4 percentage points over the first quarter of 2000. Four Company-operated restaurants have opened since the first quarter of 2000.

Interest, net:

Interest expense, as a percentage of revenues, increased 0.1 percentage points over the first quarter of 2000. The increase is the result of the increased average borrowings and higher variable interest rates on the Company's revolving line of credit.

CAPITAL RESOURCES AND LIQUIDITY

The principal use of cash during the quarter ended April 22, 2001, was capital expenditures. Capital expenditures consisted primarily of land, building and equipment purchases for new Company-operated restaurants, restaurant maintenance and costs related to remodels of existing restaurants. The Company's primary source of funding was cash provided by operations.

The following table summarizes capital expenditures for the quarters ended April 22, 2001 and March 31, 2000 (in thousands):

                                             Quarter Ended
                                        -----------------------
                                        April 22,     March 31,
                                           2001         2000
                                          ------       ------
         New restaurants                  $3,598       $7,279
         Maintenance                       1,103          360
         Remodeling and Reimaging            832        1,183
         Manufacturing                       125          117
         Other                               726        1,025
                                          ------       ------
         Total Capital Expenditures       $6,384       $9,964
                                          ======       ======

The Company's capital budget for 2001 is $28.7 million which includes plans to open eight additional Company-operated restaurants by year end. The remaining capital budget will be primarily applied to remodels of existing restaurants, restaurant maintenance and improvements to the Company's infrastructure equipment. The primary source of funding for these projects is expected to be cash provided by operations and borrowings under the Company's line of credit. Capital spending could vary significantly from planned amounts as certain of these expenditures are discretionary in nature.

The Company has a secured $50,000,000 revolving line of credit facility (the "Credit Facility") with a sublimit for up to $5,000,000 of letters of credit. The Credit Facility was amended on March 31, 2000 to modify covenant requirements and extend the maturity date to January 1, 2005. As a result of extending the maturity date and covenant modifications, borrowing rates were increased to current market rates. All amounts under the facility will bear interest at floating rates based on the agent's base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is secured by a first priority lien on substantially all of the assets of the Company. As of April 22, 2001, $14,000,000 in borrowings and approximately $1,065,000 of letters of credit were outstanding under the facility.

The Company's ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on the Company's future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the Credit Facility, will be adequate to meet the Company's liquidity needs for the immediate future. The Company may, however, need to recapitalize or refinance all or a portion of the principal of its senior notes on or prior to maturity. There can be no assurance that the Company will generate sufficient cash flow from operations, have access to capital markets or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such recapitalization or refinancing on commercially reasonable terms or at all.

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

ITEM 2A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company currently has market risk sensitive instruments related to interest rates. The Company is not subject to significant exposure for changing interest rates on its senior notes because the interest rates are fixed. The Company has in place a $50,000,000 line of credit facility which matures on January 1, 2005. All borrowings under the facility bear interest at floating rates based on the agent's base rate or Eurodollar rates. The Company had $14,000,000 outstanding under the line of credit facility at April 22, 2001. While changes in market interest rates would affect the cost of funds borrowed in the future, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be material.

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

(a)    Exhibits - None

(b)    Reports on Form 8-K -  None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE RESTAURANT COMPANY



DATE: June 6, 2001                  BY: /s/ Steven R. McClellan
      ------------                      ----------------------------------------
                                    Steven R. McClellan
                                    Executive Vice President, Chief
                                    Financial Officer and Director


                                    BY: /s/ Louis C. Jehl
                                       -----------------------------------------
                                    Louis C. Jehl
                                    Vice President and Controller