Form 10-Q
period 2001-07-15
RESTAURANT CO
filed 2001-08-29
CIK 1047040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     (MARK ONE)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     July 15, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to

     Commission file number 333-57925

The Restaurant Company

(Exact name of registrant as specified in its charter)

Delaware	62-1254388

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6075 Poplar Avenue, Suite 800, Memphis, TN	38119

(Address of principal executive offices)	(Zip code)

(901) 766-6400

(Registrant’s telephone number, including area code)

     Indicate by whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands)

	84 days	91 days	196 days	182 days
	ended	ended	ended	ended
	July 15,	June 30,	July 15,	June 30,
	2001	2000	2001	2000

REVENUES:

Food sales	$70,989	$77,742	$164,678	$153,233

Franchise and other revenue	5,395	5,732	12,273	11,146

Total Revenues	76,384	83,474	176,951	164,379

COSTS AND EXPENSES:

Cost of sales:

Food cost	19,916	21,521	45,999	42,727

Labor and benefits	25,015	27,969	57,486	54,762

Operating expenses	14,732	15,332	34,446	30,176

General and administrative	7,704	6,704	17,252	14,899

Depreciation and amortization	5,476	5,648	12,720	11,138

Interest, net	4,169	4,531	9,771	8,956

Gain on disposition of assets	(1,169)	—	(1,097)	—

Asset write-down	—	600	—	600

Other, net	(296)	(367)	(689)	(717)

Total Costs and Expenses	75,547	81,938	175,888	162,541

Income before income taxes	837	1,536	1,063	1,838

Provision for income taxes	(279)	(532)	(354)	(625)

NET INCOME	$558	$1,004	$709	$1,213

The accompanying notes are an integral part of these consolidated statements.

THE RESTAURANT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	July 15,
	2001	December 31,
	(Unaudited)	2000

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$9,355	$5,361

Receivables, less allowance for doubtful accounts of $709 and $563	8,802	8,376

Inventories, at the lower of first- in, first-out cost or market	5,255	5,096

Prepaid expenses and other current assets	1,975	1,508

Deferred income taxes	775	775

Total current assets	26,162	21,116

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation and amortization	137,436	140,036

INTANGIBLE ASSETS, net of accumulated amortization of $36,164 and $34,830	33,415	34,566

NOTES RECEIVABLE	833	1,064

DEFERRED INCOME TAXES	4,925	4,925

OTHER ASSETS	8,395	8,805

	$211,166	$210,512

     The accompanying notes are an integral part of these consolidated balance sheets.

THE RESTAURANT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	July 15,
	2001	December 31,
	(Unaudited)	2000

LIABILITIES AND STOCKHOLDER’S INVESTMENT

CURRENT LIABILITIES:

Current maturities of capital lease obligations	$1,110	$971

Accounts payable	12,981	13,039

Accrued expenses	18,876	20,990

Total current liabilities	32,967	35,000

CAPITAL LEASE OBLIGATIONS, less current maturities	2,408	3,069

LONG-TERM DEBT	170,638	168,080

OTHER LIABILITIES	6,196	6,115

STOCKHOLDER’S INVESTMENT:

Common stock $.01 par value, 100,000 shares authorized, 10,820 issued and outstanding	1	1

Accumulated deficit	(1,044)	(1,753)

Total stockholder's deficit	(1,043)	(1,752)

	$211,166	$210,512

The accompanying notes are an integral part of these consolidated balance sheets.

THE RESTAURANT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	84 days	91 days	196 days	182 days
	ended	ended	ended	ended
	July 15,	June 30,	July 15,	June 30,
	2001	2000	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$558	$1,004	$709	$1,213

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	5,476	5,648	12,720	11,138

Accretion of interest on Senior Discount Notes	683	653	1,558	1,287

Asset write-down	—	600	—	600

Other non-cash income and expense items	85	110	208	221

Gain on disposition of assets	(1,169)	—	(1,097)	—

Net changes in other operating assets and liabilities	(1,596)	(4,211)	(3,071)	(4,530)

Total adjustments	3,479	2,800	10,318	8,716

Net cash provided by operating activities	4,037	3,804	11,027	9,929

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash paid for property and equipment	(4,957)	(9,192)	(11,342)	(13,254)

Cash paid for acquisition of franchised restaurants	—	—	—	(5,902)

Proceeds from sale of property and equipment	3,687	8	3,687	431

Payments on notes receivable	66	43	144	79

Net cash used in investing activities	(1,204)	(9,141)	(7,511)	(18,646)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from long-term debt	750	5,000	1,000	8,750

Principal payments under capital lease obligations	(223)	(245)	(522)	(503)

Net cash provided by financing activities	527	4,755	478	8,247

Net increase (decrease) in cash and cash equivalents	3,360	(582)	3,994	(470)

CASH AND CASH EQUIVALENTS:

Balance, beginning of period	5,995	3,020	5,361	2,908

Balance, end of period	$9,355	$2,438	$9,355	$2,438

The accompanying notes are an integral part of these consolidated statements

THE RESTAURANT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Organization

     The Restaurant Company (the “Company,” “Perkins,” or “TRC”) is a wholly-owned subsidiary of The Restaurant Holding Corporation (“RHC”). TRC conducts business under the name “Perkins Restaurant and Bakery”. TRC is also the sole stockholder of TRC Realty LLC, The Restaurant Company of Minnesota (“TRCM”) and Perkins Finance Corp. RHC is owned by Donald N. Smith (“Mr. Smith”), TRC’s Chairman and Chief Executive Officer, and BancBoston Ventures, Inc. Mr. Smith is also the Chairman and Chief Executive Officer and a stockholder of Friendly Ice Cream Corporation (“FICC”), which operates and franchises approximately 575 restaurants, located primarily in the northeastern United States.

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

Change in Accounting Reporting Period

     Effective January 1, 2001, the Company converted its financial reporting from a calendar year basis to thirteen four-week periods ending on the last Sunday in December. The first quarter each year will include four four-week periods. The first and second quarters of 2001 ended on April 22 and July 15, respectively. The third and fourth quarters will end on October 7 and December 30, respectively.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 modifies the rules for accounting for goodwill and other intangible assets including the cessation of amortization of goodwill. The new rules are required to be implemented by the Company during fiscal 2002. The Company is still evaluating the impact of adopting SFAS No. 142.

Contingencies

     The Company is a party to various legal proceedings in the ordinary course of business. Management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

     In the past, the Company has sponsored financing programs offered by certain lending institutions to assist its franchisees in procuring funds for the construction of new franchised restaurants and to purchase and install in-store bakeries. The Company provides a limited guaranty of funds borrowed. At July 15, 2001, there were $1,727,000 in borrowings outstanding under these programs, approximately $800,000 of which are guaranteed by the Company. No additional borrowings are available under these programs.

     On June 9, 2000, the Company entered into a separate agreement to guarantee fifty percent of borrowings up to a total guarantee of $1,500,000 for use by a franchisee to remodel and upgrade existing restaurants. As of July 15, 2001, there were $2,339,000 in borrowings outstanding under this agreement of which $1,169,000 were guaranteed by the Company.

Supplemental Cash Flow Information

     The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the quarter and year-to-date periods ended July 15 and June 30, consisted of the following (in thousands):

	84 days	91 days	196 days	182 days
	ended	ended	ended	ended
	July 15,	June 30,	July 15,	June 30,
	2001	2000	2001	2000

(Increase) Decrease in:

Receivables	$(650)	$(84)	$(636)	$(586)

Inventories	(324)	(641)	(159)	(246)

Prepaid expenses and other current assets	(81)	(167)	(467)	(885)

Other assets	90	200	281	(1,133)

Increase (Decrease) in:

Accounts payable	2,210	341	(58)	(1,438)

Accrued expenses	(3,331)	(3,566)	(2,114)	(1,405)

Other liabilities	490	(294)	82	1,163

	$(1,596)	$(4,211)	$(3,071)	$(4,530)

     Other supplemental cash flow information was as follows (in thousands):

	84 days	91 days	196 days	182 days
	ended	ended	ended	ended
	July 15,	June 30,	July 15,	June 30,
	2001	2000	2001	2000

Cash paid for interest	$7,262	$7,036	$7,569	$7,292

Income taxes paid	1,165	1,456	1,752	1,704

Income tax refunds received	—	1	16	2

Segment Reporting

     The following presents revenues and other financial information by business segment for the quarter and year-to-date periods ended July 15 and June 30 (in thousands):

Quarter:	Restaurants	Franchise	Manufacturing	Other	Totals

84 days ended July 15, 2001:

Revenues from external customers	$63,109	$5,255	$7,672	$348	$76,384

Intersegment revenues	—	—	2,049	—	2,049

Segment profit (loss)	5,295	4,513	1,881	(11,131)	558

91 days ended June 30, 2000:

Revenues from external customers	$70,749	$5,569	$6,994	$162	$83,474

Intersegment revenues	—	—	2,635	—	2,635

Segment profit (loss)	6,921	4,814	1,760	(12,491)	1,004

Year-to-date:	Restaurants	Franchise	Manufacturing	Other	Totals

196 days ended July 15, 2001:

Revenues from external customers	$147,982	$11,937	$16,426	$606	$176,951

Intersegment revenues	—	—	4,666	—	4,666

Segment profit (loss)	13,341	10,183	3,781	(26,596)	709

182 days ended June 30, 2000:

Revenues from external customers	$139,438	$10,816	$13,796	$329	$164,379

Intersegment revenues	—	—	4,985	—	4,985

Segment profit (loss)	13,796	9,412	3,153	(25,148)	1,213

     A reconciliation of other segment loss is as follows (in thousands):

	84 days	91 days	196 days	182 days
	ended	ended	ended	ended
	July 15,	June 30,	July 15,	June 30,
	2001	2000	2001	2000

General and administrative expenses	$6,680	$5,780	$14,847	$12,877

Depreciation and amortization expenses	1,442	1,512	3,304	2,999

Interest expense	4,169	4,531	9,771	8,956

Gain on disposition of assets	(1,169)	—	(1,097)	—

Asset write-down	—	600	—	600

Income tax expense	279	532	354	625

Other	(270)	(464)	(583)	(909)

	$11,131	$12,491	$26,596	$25,148

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SECOND QUARTER ENDED JULY 15, 2001

RESULTS OF OPERATIONS

Overview:

     The Company is a leading operator and franchisor of mid-scale restaurants located in 35 states and 4 Canadian provinces. As of July 15, 2001, the Company owned and operated 140 restaurants and franchised 354 restaurants. Both the Company operated restaurants and franchised restaurants operate under the names “Perkins Restaurant and Bakery,” “Perkins Family Restaurant,” “Perkins Family Restaurant and Bakery,” or “Perkins Restaurant” and the mark “Perkins”. The Company also manufactures and distributes bakery products which are sold to Company-operated restaurants, franchisees, third-party bakers and food distributors. The business of Perkins was founded in 1958, and since then Perkins has continued to adapt its menus, product offerings, building designs and decor to meet changing consumer preferences. Perkins is a highly recognized brand in the geographic areas it serves.

     The Company’s revenues are derived primarily from the operation of Company-owned restaurants, the sale of bakery products produced by its manufacturing division, Foxtail Foods (“Foxtail”), and franchise fees. In order to ensure consistency and availability of Perkins’ proprietary products to each unit in the system, Foxtail offers cookie doughs, muffin batters, pancake mixes, pies and other food products to Company-operated and franchised restaurants through food service distributors. Additionally, it produces a variety of non-proprietary products for sale in various retail markets. Sales to Company-operated restaurants are eliminated in the accompanying statements of income. In the 196 days ended July 15, 2001, revenues from Company-operated restaurants, Foxtail and franchise and other accounted for 83.8%, 9.3% and 6.9% of total revenues, respectively.

     TRC leases an executive aircraft through TRC Realty LLC. The aircraft is operated for the benefit of, and all operating costs are reimbursed by, TRC and FICC. Revenue received from FICC is included in franchise and other revenues in the accompanying statements of income.

     A summary of the Company’s results for the quarter and year-to-date periods ended July 15, 2001 and June 30, 2000 are presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenues. Certain prior year amounts have been reclassified to conform to current year presentation.

	84 days	91 days	196 days	182 days
	ended	ended	ended	ended
	July 15,	June 30,	July 15,	June 30,
	2001	2000	2001	2000

Revenues:

Food sales	92.9%	93.1%	93.1%	93.2%

Franchise and other revenues	7.1	6.9	6.9	6.8

Total Revenues	100.0	100.0	100.0	100.0

Costs and Expenses:

Cost of sales:

Food cost	26.1	25.8	26.0	26.0

Labor and benefits	32.7	33.5	32.5	33.3

Operating expenses	19.3	18.4	19.5	18.3

General and administrative	10.0	8.0	9.7	9.1

Depreciation and amortization	7.2	6.8	7.2	6.8

Interest, net	5.5	5.4	5.5	5.4

Gain on disposition of assets	(1.5)	—	(0.6)	—

Asset write-down	—	0.7	—	0.4

Other, net	(0.4)	(0.4)	(0.4)	(0.4)

Total Costs and Expenses	98.9	98.2	99.4	98.9

Income before income taxes	1.1	1.8	0.6	1.1

Provision for income taxes	(0.4)	(0.6)	(0.2)	(0.4)

Net Income	0.7%	1.2%	0.4%	0.7%

     Net income for the second quarter of 2001 was $558,000 versus $1,004,000 for the second quarter of 2000. For the year-to-date period ended July 15, 2001, net income was $709,000 compared to $1,213,000 for the year-to-date period ended June 30, 2000.

Revenues:

     Total revenues for the second quarter of 2001 decreased 8.5% over the second quarter of last year primarily due to the change in accounting reporting periods. The second quarter of 2001 included 84 days versus 91 days in the second quarter of 2000. A decrease in comparable sales in Company-operated restaurants also contributed to the decline. Total revenues for the first seven periods of 2001 increased 7.6% over the first six months of 2000 due primarily to 196 days in 2001 versus 182 days in 2000. Comparable restaurant sales also declined year-to-date.

     Same store comparable sales decreased approximately 3.4% for the second quarter and 2.7% year-to-date due to a decline in comparable guest visits of 3.4% and 5.0%, respectively. The decrease in comparable guest visits for the year-to-date period was partially offset by an increase in the guest check average due to cumulative price increases.

     Revenues from Foxtail increased approximately 9.7% and 19.1% over the quarter and year-to-date periods ended June 30, 2000, and constituted approximately 10.0% and 9.3%, respectively, of the Company’s total revenues. Foxtail’s increased revenue for the second quarter is attributable to sales to customers outside of the Perkins system. The year-to-date increase is primarily due to a greater number of days in 2001 and an increase in sales to customers outside of the Perkins system.

     Franchise and other revenues decreased 5.9% compared to the second quarter of 2000 and increased 10.1% year-to-date. The decrease in revenues for the quarter is due to the fewer number of days in the second quarter of 2001 and a decrease in franchise restaurant comparable sales similar to the decrease experienced by Company-operated restaurants. During 2001, six new franchised restaurants opened, five formerly Company-operated restaurants were converted to franchise restaurants and three franchised restaurants closed. Since June 30, 2000, twenty-one new franchised restaurants have opened, four franchised restaurants have been closed, one formerly franchised restaurant was converted to a Company-operated restaurant and five formerly Company-operated restaurants were converted to franchise restaurants. The net increase in the number of franchised restaurants and the greater number of days in 2001 led to the year-to-date increase in franchise revenue. These factors were partially offset by a decrease in franchise restaurant comparable sales.

Costs and Expenses:

Food cost:

     In terms of total revenues, food cost increased 0.3 percentage points over the second quarter of 2000 and was flat compared to the previous year-to-date period. For the restaurant division, the decrease for the quarter was due to lower percentage food cost on current year promotions and reduced commodity costs for certain refrigerated products. Foxtail’s food cost decreased as a result of stable commodity costs and an increase in sales of higher gross margin products.

Labor and benefits:

     Labor and benefits expense, as a percentage of total revenues, decreased 0.8 percentage points for both the second quarter and year-to-date periods. In Company-operated restaurants, lower group insurance costs coupled with a higher average guest check were partially offset by an increase in the average wage rate. Controlled hourly labor favorably impacted labor costs year-to-date. Labor for Foxtail remained stable as increased labor rates were offset by the production of higher margin products and improvements in productivity.

     The wage rates of the Company’s hourly employees are impacted by Federal and state minimum wage laws. Certain states do not allow tip credits for servers which results in higher payroll costs as well as greater exposure to increases in minimum wage rates. In the past, the Company has been able to offset increases in labor costs through selective menu price increases and improvements in labor productivity. However, there is no assurance that future increases can be mitigated through raising menu prices.

Operating expenses:

     Operating expenses, expressed as a percentage of total revenues increased 0.9 and 1.2 percentage points, respectively, for the second quarter and year-to-date periods. The increases for both the quarter and year-to-date are primarily due to the impact of higher natural gas costs and investment spending for advertising in select franchise markets.

General and administrative:

     General and administrative expenses, as a percentage of total revenues increased 2.0 and 0.6 percentage points over the second quarter and year-to-date periods last year. The increases for both periods were impacted by non-recurring charges related to changes in executive personnel and administrative costs incurred related to the test of a new restaurant concept.

Depreciation and amortization:

     As a result of the decline in comparable restaurant sales, the addition of new Company-operated restaurants and continued investment in restaurant imagery, depreciation and amortization expense, as a percentage of total revenues, increased 0.4 percentage points over both the second quarter and year-to-date periods last year. Four Company-operated restaurants have been opened since June 30, 2000.

Interest, net:

     Interest expense, as a percentage of revenues, increased 0.1 percentage point over the prior year periods. The increases are the result of the compounding of interest on the Senior Discount Notes. Increased average borrowings on the Company’s revolving line of credit were offset by a decline in average interest rates on short-term borrowings.

Other:

     The Company recognized gains in the second quarter of 2001 totaling $1,169,000 relating to the sale of six properties, five of which were operating properties converted to franchise restaurants. Proceeds from the five operating properties that were sold will specifically be used to acquire land, buildings and equipment for future restaurant sites. Under Internal Revenue Code Section 1031, the transaction is classified as a like-kind exchange, and the associated gain is not recognized currently for federal tax purposes. The Company recorded an asset write-down under Statement of Financial Accounting Standards No. 121 totaling $600,000 during the second quarter of 2000.

CAPITAL RESOURCES AND LIQUIDITY

     The principal uses of cash during the second quarter and year-to-date periods ended July 15, 2001, were capital expenditures and interest payments on the Company’s Senior Notes. Capital expenditures consisted primarily of land, building and equipment purchases for new Company-operated restaurants, restaurant maintenance and costs related to remodels of existing restaurants. The Company’s primary source of funding was cash provided by operations.

     The following table summarizes capital expenditures for the periods ending July 15, 2001 and June 30, 2000 (in thousands):

	196 days	182 days
	ended	ended
	July 15,	June 30,
	2001	2000

New restaurants	$5,879	$10,276

Maintenance	2,405	1,911

Remodeling and reimaging	1,616	4,792

Manufacturing	327	275

Other	1,115	1,902

Total Capital Expenditures	$11,342	$19,156

     The Company’s capital budget for 2001 is $28.7 million, which includes plans to open seven additional Company-operated restaurants by year end. The remaining capital budget will be primarily applied to remodels of existing restaurants, restaurant maintenance and improvements to the Company’s infrastructure equipment. The primary source of funding for these projects is expected to be cash provided by operations, proceeds from the sale of five restaurants and borrowings under the Company’s line of credit. Capital spending could vary significantly from planned amounts as certain of these expenditures are discretionary in nature.

     The Company has a secured $50,000,000 revolving line of credit facility (the “Credit Facility”) with a sublimit for up to $5,000,000 of letters of credit. All amounts under the facility will bear interest at floating rates based on the agent’s base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is secured by a first priority lien on substantially all of the assets of the Company. As of July 15, 2001, $14,750,000 in borrowings and approximately $1,065,000 of letters of credit were outstanding under the facility.

     The Company’s ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on the Company’s future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the Credit Facility, will be adequate to meet the Company’s liquidity needs for the immediate future. The Company may, however, need to recapitalize or refinance all or a portion of the principal of its senior notes on or prior to maturity. There can be no assurance that the Company will generate sufficient cash flow from operations, have access to capital markets or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such recapitalization or refinancing on commercially reasonable terms or at all.

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

ITEM 2A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The Company currently has market risk sensitive instruments related to interest rates. The Company is not subject to significant exposure for changing interest rates on its senior notes because the interest rates are fixed. The Company has in place a $50,000,000 line of credit facility which matures on January 1, 2005. All borrowings under the facility bear interest at floating rates based on the agent’s base rate or Eurodollar rates. The Company had $14,750,000 outstanding under the line of credit facility at July 15, 2001. While changes in market interest rates would affect the cost of funds borrowed in the future, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows would not be material.

Commodity Price Risk

     Many of the food products purchased by the Company are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside the control of the Company. The Company’s supplies and raw materials are available from several sources and the Company is not dependent upon any single source for these items. If any existing suppliers fail, or are unable to deliver in quantities required by the Company, the Company believes that there are sufficient other quality suppliers in the marketplace that its sources of supply can be replaced as necessary. At times, the Company enters into purchase contracts of one year or less or purchases bulk quantities for future use of certain items in order to control commodity pricing risks. Certain significant items that could be subject to price fluctuations are beef, pork, coffee, eggs, wheat products and corn products. The Company believes it will be able to pass through increased commodity costs by adjusting menu pricing in most cases. Additionally, the Company’s product offerings and marketing events are relatively diverse. Therefore, the Company has the flexibility to adjust its product mix to take advantage of or limit exposure to commodity cost fluctuations. The Company believes that any changes in commodity pricing which cannot be offset by changes in menu pricing, or other product delivery strategies, would not be material.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits — None

     (b)  Reports on Form 8-K — None

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RESTAURANT COMPANY

DATE: August 29, 2001	BY: /s/ Steven R. McClellan Steven R. McClellan Executive Vice President, Chief Financial Officer and Director

BY: /s/ Louis C. Jehl Louis C. Jehl Vice President and Controller