Form 10-Q
period 2001-10-07
RESTAURANT CO
filed 2001-11-20
CIK 1047040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 7, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-57925

The Restaurant Company
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1254388 (I.R.S. employer identification no.)

6075 Poplar Avenue, Suite 800, Memphis, TN (Address of principal executive offices)	38119 (Zip code)

(901) 766-6400
(Registrant’s telephone number, including area code)

     Indicate by X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes        No

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands)

	84 days	92 days	280 days	274 days
	ended	ended	ended	ended
	October 7,	September 30,	October 7,	September 30,
	2001	2000	2001	2000

REVENUES:

Food sales	$70,535	$82,011	$235,213	$235,244

Franchise and other revenue	5,543	6,130	17,816	17,276

Total Revenues	76,078	88,141	253,029	252,520

COSTS AND EXPENSES:

Cost of sales:

Food cost	19,674	22,801	65,673	65,528

Labor and benefits	24,753	27,809	82,239	82,571

Operating expenses	15,332	16,013	49,778	46,189

General and administrative	6,668	8,091	23,920	22,990

Depreciation and amortization	5,357	5,794	18,077	16,932

Interest, net	4,177	4,601	13,948	13,557

Gain on disposition of assets	—	—	(1,097)	—

Asset write-down	116	937	116	1,537

Other, net	(320)	(383)	(1,009)	(1,100)

Total Costs and Expenses	75,757	85,663	251,645	248,204

Income before income taxes	321	2,478	1,384	4,316

(Provision for) Benefit from income taxes	374	(842)	20	(1,467)

NET INCOME	$695	$1,636	$1,404	$2,849

The accompanying notes are an integral part of these consolidated statements.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	October 7,
	2001	December 31,
	(Unaudited)	2000

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$9,143	$5,361

Receivables, less allowance for doubtful accounts of $887 and $563	9,653	8,376

Inventories, at the lower of first-in, first-out cost or market	6,425	5,096

Prepaid expenses and other current assets	1,743	1,508

Deferred income taxes	775	775

Total current assets	27,739	21,116

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation and amortization	138,978	140,036

INTANGIBLE ASSETS, net of accumulated amortization of $36,777 and $34,830	32,859	34,566

NOTES RECEIVABLE, less allowance for doubtful accounts of $139 and $255	932	1,064

DEFERRED INCOME TAXES	4,925	4,925

OTHER ASSETS	7,971	8,805

	$213,404	$210,512

The accompanying notes are an integral part of these consolidated balance sheets.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	October 7,
	2001	December 31,
	(Unaudited)	2000

LIABILITIES AND STOCKHOLDER’S INVESTMENT

CURRENT LIABILITIES:

Current maturities of capital lease obligations	$1,079	$971

Accounts payable	12,946	13,039

Accrued expenses	20,027	20,990

Total current liabilities	34,052	35,000

CAPITAL LEASE OBLIGATIONS, less current maturities	2,216	3,069

LONG-TERM DEBT	171,583	168,080

OTHER LIABILITIES	5,901	6,115

STOCKHOLDER’S INVESTMENT:

Common stock $.01 par value, 100,000 shares authorized, 10,820 issued and outstanding	1	1

Accumulated deficit	(349)	(1,753)

Total stockholder’s deficit	(348)	(1,752)

	$213,404	$210,512

The accompanying notes are an integral part of these consolidated balance sheets.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	84 days	92 days	280 days	274 days
	ended	ended	ended	ended
	October 7,	September 30,	October 7,	September 30,
	2001	2000	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$695	$1,636	$1,404	$2,849

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	5,357	5,794	18,077	16,932

Accretion of interest on Senior Discount Notes	695	679	2,253	1,965

Asset write-down	116	937	116	1,537

Other non-cash income and expense items	89	111	299	333

Gain on disposition of assets	—	—	(1,097)	—

Net changes in other operating assets and liabilities	(832)	3,080	(3,906)	(1,449)

Total adjustments	5,425	10,601	15,742	19,318

Net cash provided by operating activities	6,120	12,237	17,146	22,167

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash paid for property and equipment	(6,399)	(5,817)	(17,741)	(19,071)

Cash paid for acquisition of franchised restaurants	—	—	—	(5,902)

Proceeds from sale of property and equipment	—	—	3,687	431

Payments on notes receivable	41	43	185	121

Net cash used in investing activities	(6,358)	(5,774)	(13,869)	(24,421)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from (payments on) long-term debt	250	(4,500)	1,250	4,250

Principal payments under capital lease obligations	(224)	(230)	(745)	(733)

Net cash provided by (used for) financing activities	26	(4,730)	505	3,517

Net increase (decrease) in cash equivalents	(212)	1,733	3,782	1,263

CASH AND CASH EQUIVALENTS:

Balance, beginning of period	9,355	2,438	5,361	2,908

Balance, end of period	$9,143	$4,171	$9,143	$4,171

The accompanying notes are an integral part of these consolidated statements.

THE RESTAURANT COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Organization

The Restaurant Company (the “Company,” “Perkins,” or “TRC”) is a wholly-owned subsidiary of The Restaurant Holding Corporation (“RHC”). TRC conducts business under the name “Perkins Restaurant and Bakery”. TRC is also the sole stockholder of TRC Realty LLC, The Restaurant Company of Minnesota (“TRCM”) and Perkins Finance Corp. RHC is owned by Donald N. Smith (“Mr. Smith”), TRC’s Chairman and Chief Executive Officer, and BancBoston Ventures, Inc. Mr. Smith is also the Chairman and Chief Executive Officer and a stockholder of Friendly Ice Cream Corporation (“FICC”), which operates and franchises approximately 560 restaurants, located primarily in the northeastern United States.

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

Change in Accounting Reporting Period

Effective January 1, 2001, the Company converted its financial reporting from a calendar year basis to thirteen four-week periods ending on the last Sunday in December. The first quarter each year will include four four-week periods. The first, second and third quarters of 2001 ended on April 22, July 15 and October 7, respectively. The fourth quarter will end on December 30.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 modifies the rules for accounting for goodwill and other intangible assets including the cessation of amortization of goodwill. The new rules are required to be implemented by the Company during fiscal 2002. The Company is still evaluating the impact of adopting SFAS No. 142.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” SFAS No. 144 modifies the rules for evaluating the recoverability of assets (including intangibles) when events and circumstances indicate that the assets might be impaired. The new rules are required to be implemented by the Company beginning in fiscal 2002. The Company is still evaluating the impact of adopting SFAS No. 144.

Contingencies

The Company is a party to various legal proceedings in the ordinary course of business. Management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

In the past, the Company has sponsored financing programs offered by certain lending institutions to assist its franchisees in procuring funds for the construction of new franchised restaurants and to purchase and install in-store bakeries. The Company provides a limited guaranty of funds borrowed. At October 7, 2001, there were $1,700,000 in borrowings outstanding under these programs, approximately $800,000 of which are guaranteed by the Company. No additional borrowings are available under these programs.

On June 9, 2000, the Company entered into a separate agreement to guarantee fifty percent of borrowings up to a total guarantee of $1,500,000 for use by a franchisee to remodel and upgrade existing restaurants. As of October 7, 2001, there were $2,339,000 in borrowings outstanding under this agreement of which $1,169,000 were guaranteed by the Company.

Franchisee Default

At October 7, 2001, the Company leased or subleased eight restaurant properties to a franchisee in Denver, Colorado. The franchisee operated an additional three restaurants leased from unrelated third parties. As of October 7, 2001, the franchisee was in default under the franchise license agreements on its eleven properties and in default under the leases with the Company. Two of the restaurants leased from third parties and one of the properties owned by the Company have been closed subsequent to the end of the third quarter. Through the third quarter of 2000 and 2001, the Company earned royalty revenues from these restaurants totaling $480,000 and $437,000, respectively. Additionally, the Company earned lease and sublease income from the eight properties it controls totaling $491,000 in 2000 and $470,000 in 2001. As of October 7, 2001, the franchisee owed the Company approximately $560,000 for royalty fees, rents and property taxes, and additionally, the Company had a $657,000 note receivable from the franchisee. The original proceeds of the note were used to remodel the buildings and upgrade equipment primarily at locations leased from the Company.

The Company is negotiating an agreement to terminate its leases on the eight restaurants currently leased or subleased to the franchisee, assume the lease on one restaurant leased from a third party, and to terminate its license agreements on all eleven properties. The Company is also negotiating to acquire the furniture, fixtures and equipment and operating goodwill of eight of the restaurants and continue to operate them as Perkins restaurants. The purchase price exceeds the amounts owed to the Company. Accordingly, the Company’s receivables will be deducted from the proceeds and are considered collectable as of October 7, 2001.

Supplemental Cash Flow Information

     The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the quarter and year-to-date periods ended October 7 and September 30, consisted of the following (in thousands):

	84 days	92 days	280 days	274 days
	ended	ended	ended	ended
	October 7,	September 30,	October 7,	September 30,
	2001	2000	2001	2000

(Increase) Decrease in:

Receivables	$(944)	$(1,263)	$(1,580)	$(1,848)

Inventories	(1,170)	140	(1,329)	(106)

Prepaid expenses and other current assets	232	469	(235)	(416)

Other assets	227	82	507	(1,049)

Increase (Decrease) in:

Accounts payable	(34)	(891)	(94)	(2,329)

Accrued expenses	1,151	4,062	(962)	2,472

Other liabilities	(294)	481	(213)	1,827

	$(832)	$3,080	$(3,906)	$(1,449)

Other supplemental cash flow information was as follows (in thousands):

	84 days	92 days	280 days	274 days
	ended	ended	ended	ended
	October 7,	September 30,	October 7,	September 30,
	2001	2000	2001	2000

Cash paid for interest	$306	$432	$7,875	$7,725

Income taxes paid	793	1,654	2,545	3,358

Income tax refunds received	5	—	22	2

Segment Reporting

The following presents revenues and other financial information by business segment for the quarter and year-to-date periods ended October 7 and September 30 (in thousands):

Quarter:	Restaurants	Franchise	Manufacturing	Other	Totals

84 days ended October 7, 2001:

Revenues from external customers	$62,271	$5,410	$8,057	$340	$76,078

Intersegment revenues	—	—	2,111	—	2,111

Segment profit (loss)	4,852	4,510	1,993	(10,660)	695

92 days ended September 30, 2000:

Revenues from external customers	$72,929	$5,970	$9,082	$160	$88,141

Intersegment revenues	—	—	2,319	—	2,319

Segment profit (loss)	8,973	5,007	1,926	(14,270)	1,636

Year-to-date:	Restaurants	Franchise	Manufacturing	Other	Totals

280 days ended October 7, 2001:

Revenues from external customers	$210,253	$17,347	$24,483	$946	$253,029

Intersegment revenues	—	—	6,777	—	6,777

Segment profit (loss)	18,193	14,693	5,774	(37,256)	1,404

274 days ended September 30, 2000:

Revenues from external customers	$212,367	$16,786	$22,877	$490	$252,520

Intersegment revenues	—	—	7,304	—	7,304

Segment profit (loss)	22,769	14,419	5,079	(39,418)	2,849

A reconciliation of other segment loss is as follows (in thousands):

	84 days	92 days	280 days	274 days
	ended	ended	ended	ended
	October 7,	September 30,	October 7,	September 30,
	2001	2000	2001	2000

General and administrative expenses	$5,611	$6,848	$20,458	$19,725

Depreciation and amortization expenses	1,442	1,544	4,746	4,543

Interest expense	4,177	4,601	13,948	13,557

Gain on disposition of assets	—	—	(1,097)	—

Asset write-down	116	937	116	1,537

Income tax expense (benefit)	(374)	842	(20)	1,467

Other	(312)	(502)	(895)	(1,411)

	$10,660	$14,270	$37,256	$39,418

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THIRD QUARTER ENDED OCTOBER 7, 2001

RESULTS OF OPERATIONS

Overview:

The Company is a leading operator and franchisor of mid-scale restaurants located in 35 states and 4 Canadian provinces. As of October 7, 2001, the Company owned and operated 142 restaurants and franchised 353 restaurants. Both the Company-operated restaurants and franchised restaurants operate under the names “Perkins Restaurant and Bakery,” “Perkins Family Restaurant,” “Perkins Family Restaurant and Bakery,” or “Perkins Restaurant” and the mark “Perkins”. The Company also manufactures and distributes bakery products which are sold to Company-operated restaurants, franchisees, third-party bakers and food distributors. The business of Perkins was founded in 1958, and since then Perkins has continued to adapt its menus, product offerings, building designs and decor to meet changing consumer preferences. Perkins is a highly recognized brand in the geographic areas it serves.

The Company’s revenues are derived primarily from the operation of Company-owned restaurants, the sale of bakery products produced by its manufacturing division, Foxtail Foods (“Foxtail”), and franchise fees. In order to ensure consistency and availability of Perkins’ proprietary products to each unit in the system, Foxtail offers cookie doughs, muffin batters, pancake mixes, pies and other food products to Company-operated and franchised restaurants through food service distributors. Additionally, it produces a variety of non-proprietary products for sale in various retail markets. Sales to Company-operated restaurants are eliminated in the accompanying statements of income. In the 280 days ended October 7, 2001, revenues from Company-operated restaurants, Foxtail and franchise and other accounted for 83.3%, 9.7% and 7.0% of total revenues, respectively.

TRC leases an executive aircraft through TRC Realty LLC. The aircraft is operated for the benefit of, and all operating costs are reimbursed by, TRC and FICC. Revenue received from FICC is included in franchise and other revenues in the accompanying statements of income.

A summary of the Company’s results for the quarter and year-to-date periods ended October 7, 2001 and September 30, 2000 are presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenues. Certain prior year amounts have been reclassified to conform to current year presentation.

	84 days	92 days	280 days	274 days
	ended	ended	ended	ended
	October 7,	September 30,	October 7,	September 30,
	2001	2000	2001	2000

Revenues:

Food sales	92.7%	93.0%	93.0%	93.2%

Franchise and other revenues	7.3	7.0	7.0	6.8

Total Revenues	100.0	100.0	100.0	100.0

Costs and Expenses:

Cost of sales:

Food cost	25.9	25.9	26.0	25.9

Labor and benefits	32.4	31.5	32.5	32.7

Operating expenses	20.2	18.1	19.5	18.3

General and administrative	8.8	9.2	9.6	9.1

Depreciation and amortization	7.0	6.5	7.1	6.7

Interest, net	5.5	5.2	5.5	5.4

Gain on disposition of assets	—	—	(0.3)	—

Asset write-down	0.2	1.1	—	0.6

Other, net	(0.4)	(0.4)	(0.4)	(0.4)

Total Costs and Expenses	99.6	97.1	99.5	98.3

Income before income taxes	0.4	2.9	0.5	1.7

(Provision for) Benefit from income taxes	0.5	(1.0)	0.1	(0.6)

Net Income	0.9%	1.9%	0.6%	1.1%

Net income for the third quarter of 2001 was $695,000 versus $1,636,000 for the third quarter of 2000. For the year-to-date period ended October 7, 2001, net income was $1,404,000 compared to $2,849,000 for the year-to-date period ended September 30, 2000.

Revenues:

Total revenues for the third quarter of 2001 decreased 13.7% compared to the third quarter of last year primarily due to the change in accounting reporting periods, lower comparable restaurant sales and decreased Foxtail sales. Total revenues for the first ten periods of 2001 increased 0.2% over the first nine months of 2000 due primarily to the change in accounting reporting periods from 280 days in 2001 versus 274 days in 2000.

Same store comparable sales decreased approximately 3.0% for the third quarter. A portion of this decrease was due to a decline in guest check average of 0.9%. Same store comparable sales also declined 2.8% year-to-date.

Revenues from Foxtail for the third quarter of 2001, constituting 10.6% of the Company’s total revenue, decreased 11.3% compared to the third quarter of 2000. This decrease is attributable to a 10.8% decrease in sales to customers outside of the Perkins system. For the 280 days in 2001, Foxtail revenues represented 9.7% of total revenues and increased approximately 7.0% over the 274 days in 2000. The year-to-date increase is primarily due to increases in sales to customers outside of the Perkins system during the first and second quarters and the greater number of days in 2001.

Franchise and other revenues decreased 9.6% compared to the third quarter of 2000 and increased 3.1% year-to-date. The decrease in revenues for the quarter is due to the fewer number of days in the third quarter of 2001 and a decrease in franchise restaurant comparable sales similar to the decrease experienced by Company-operated restaurants. During 2001, eight new franchised restaurants opened, five formerly Company-operated restaurants were converted to franchise restaurants and five franchised restaurants closed. Since September 30, 2000, eighteen new franchised restaurants have opened, six franchised restaurants have been closed, one formerly franchised restaurant was converted to a Company-operated restaurant and five formerly Company-operated restaurants were converted to franchise restaurants. The net increase in the number of franchised restaurants and the greater number of days in 2001 led to the year-to-date increase in franchise revenue. These factors were partially offset by a decrease in franchise restaurant comparable sales.

Costs and Expenses:

Food cost:

In terms of total revenues, food cost was flat compared to the third quarter of 2000 and increased 0.1 percentage point over the previous year-to-date period. Restaurant division food cost as a percentage of restaurant sales increased 0.5 percentage points for the quarter and was flat year-to-date. The increase for the quarter was primarily due to increased commodity costs for dairy products. The year-to-date food cost was flat due to increased commodity costs for dairy products offset by lower percentage food cost on certain current year promotions. Foxtail’s food cost as a percentage of Foxtail sales decreased 2.3 percentage points for the quarter and 1.9 percentage points for the year-to date as a result of stable commodity costs and an increase in sales of higher gross margin products. Food cost as a percentage of total revenue was favorably impacted by the increased percentage of franchise and other revenue to total revenue.

Labor and benefits:

Labor and benefits expense, as a percentage of total revenues, increased 0.9 percentage points over the third quarter of 2000 and decreased 0.2 percentage points compared to the previous year-to-date period. In Company-operated restaurants, labor and benefits increased 1.4 percentage points for the quarter and was flat year-to-date. The increase for the quarter was due to an increase in the average wage rate and a decrease in productivity. Year-to-date lower group insurance costs coupled with a higher average guest check were offset by an increase in the average wage rate. Labor for Foxtail remained stable as increased labor rates were offset by the production of higher margin products and improvements in productivity.

The wage rates of the Company’s hourly employees are impacted by Federal and state minimum wage laws. Certain states do not allow tip credits for servers which results in higher payroll costs as well as greater exposure to increases in minimum wage rates. In the past, the Company has been able to offset increases in labor costs through selective menu price increases and improvements in labor productivity. However, there is no assurance that future increases can be mitigated through raising menu prices or raising productivity.

Operating expenses:

Operating expenses, expressed as a percentage of total revenues increased 2.1 and 1.2 percentage points, respectively, for the third quarter and year-to-date periods. The increases for both the quarter and year-to-date are primarily due to the impact of decreased comparable sales on certain fixed expenses, higher utility costs and investment spending for advertising in select franchise markets.

General and administrative:

General and administrative expenses, as a percentage of total revenues, decreased 0.4 percentage points compared to the third quarter of 2000 and increased 0.5 percentage points over the previous year-to-date period. The decrease for the quarter was due to decreased incentive compensation costs partially offset by non-recurring staff restructuring charges. The year-to-date increase was impacted by non-recurring charges related to staff restructuring and administrative costs related to the test of a new restaurant development concept partially offset by decreased incentive costs.

Depreciation and amortization:

Depreciation and amortization expense, as a percentage of total revenues, increased 0.5 percentage points over the third quarter of 2000 and increased 0.4 percentage points over the previous year-to-date period as a result of the decline in comparable restaurant sales. The addition of new Company-operated restaurants and continued investment in restaurant imagery also contributed to the increase. Six Company-operated restaurants have been opened since September 30, 2000.

Interest, net:

Interest expense, as a percentage of revenues, increased 0.3 percentage points over the third quarter of 2000 and increased 0.1 percentage point over the prior year-to-date period. The increases are the result of the compounding of interest on the Senior Discount Notes and higher average borrowings on the Company’s line of credit.

Other:

The Company recorded asset write-downs under Statement of Financial Accounting Standards No. 121 totaling $116,000 during the third quarter of 2001 versus $937,000 in the third quarter of 2000. The loss for the third quarter of 2001 relates to the write-down to net realizable value of a non-operating property that management intends to sell during the fourth quarter. The write-downs for 2000 were taken to reflect the permanent closing of one underperforming restaurant and the planned conversion of another property into an alternative concept.

Income Taxes:

The Company’s income tax benefit for the third quarter and year-to-date periods ended October 7, 2001, reflects the net benefit derived from the utilization of income tax credits, which primarily result from excess FICA taxes paid on server tip income that exceeds the minimum wage.

CAPITAL RESOURCES AND LIQUIDITY

The principal non-operating uses of cash during the third quarter and year-to-date periods ended October 7, 2001, were capital expenditures. Capital expenditures consisted primarily of land, building and equipment purchases for new Company-operated restaurants, restaurant maintenance and costs related to remodels of existing restaurants. The Company’s primary source of funding was cash provided by operations.

The following table summarizes capital expenditures for the periods ending October 7, 2001 and September 30, 2000 (in thousands):

	280 days	274 days
	ended	ended
	October 7,	September 30,
	2001	2000

New restaurants	$8,729	$5,286

Maintenance	3,497	3,312

Remodeling and reimaging	1,636	7,419

Acquisition of Franchise Restaurants	—	5,902

Manufacturing	645	508

Other	3,234	2,546

Total Capital Expenditures	$17,741	$24,973

The Company’s estimated capital spending for 2001 is approximately $30.0 million, which includes plans to open three additional Company-operated restaurants and acquire nine restaurants from franchisees by year-end. The remaining capital budget will be primarily applied to remodels of existing restaurants, restaurant maintenance and improvements to the Company’s infrastructure equipment. The primary source of funding for these projects is expected to be cash provided by operations and borrowings under the Company’s line of credit. Capital spending could vary significantly from planned amounts as certain of these expenditures are discretionary in nature.

The Company has a secured $40,000,000 revolving line of credit facility (the “Credit Facility”) with a sublimit for up to $5,000,000 of letters of credit. The Credit Facility was amended on November 15, 2001 to modify certain terms and conditions and reduce available borrowings from $50,000,000 to $40,000,000. As a result of the amendment, borrowing rates were adjusted to current market rates. All amounts under the Credit Facility will bear interest at floating rates based on the agent’s base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is secured by a first priority lien on substantially all of the assets of the Company. As of October 7, 2001, $15,000,000 in borrowings and approximately $1,065,000 of letters of credit were outstanding under the Credit Facility.

On November 15, 2001 the Company elected to begin accruing cash interest on its 11.25% Senior Discount Notes (the “Notes”). Cash interest will be payable semi-annually on May 15 and November 15. The principal balance of the Notes on November 15 was $26,392,000. On May 15, 2003 the Company will be required to redeem $8,383,000 in principal of the Notes at a redemption price of 105.625%. The Company intends to reduce capital spending in 2002 in order to provide funds for the payment of cash interest on the Notes, which is expected to be $2,969,000 in 2002.

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

ITEM 2A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company currently has market risk sensitive instruments related to interest rates. The Company is not subject to significant exposure for changing interest rates on its senior notes because the interest rates are fixed. The Company has in place a $40,000,000 line of credit facility which matures on January 1, 2005. All borrowings under the facility bear interest at floating rates based on the agent’s base rate or Eurodollar rates. The Company had $15,000,000 outstanding under the line of credit facility at October 7, 2001. While changes in market interest rates would affect the cost of funds borrowed in the future, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows would not be material.

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

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 5-K

(a)  Exhibits — Reference is made to the Index of Exhibits attached hereto as page 19 and made a part hereof.

(b)  Reports on Form 8-K — None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RESTAURANT COMPANY

DATE: November 20, 2001	BY: /s/ Steven R. McClellan

Steven R. McClellan

Executive Vice President, Chief Financial Officer and Director

BY: /s/ Louis C. Jehl

Louis C. Jehl

Vice President and Controller

Exhibit Index

Exhibit No.	Description

10.10	Amendment No. 4 to Revolving Credit Agreement, by and among The Restaurant Company, Fleet National Bank and other lending institutions, Fleet National Bank as agent and administrative agent and Bank of America, N.A. as syndication agent.