Form 10-K
period 2001-12-30
RESTAURANT CO
filed 2002-04-01
CIK 1047040

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from _____ to

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

    Title of each class                               Name of each exchange
    -------------------                               on which registered
                                                      ---------------------

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

ITEM 1. BUSINESS.

GENERAL. The Restaurant Company (the "Company," "Perkins," or "TRC") is a wholly-owned subsidiary of The Restaurant Holding Corporation ("RHC"). TRC conducts business under the name "Perkins Restaurant and Bakery". TRC is also the sole stockholder of TRC Realty LLC, The Restaurant Company of Minnesota ("TRCM") and Perkins Finance Corp. RHC is owned principally by Donald N. Smith ("Mr. Smith"), TRC's Chairman and Chief Executive Officer, and BancBoston Ventures, Inc. Mr. Smith is also the Chairman and Chief Executive Officer of Friendly Ice Cream Corporation ("FICC"), which operates and franchises approximately 550 restaurants, located primarily in the northeastern United States.

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

OPERATIONS. The Company operates and franchises mid-scale restaurants which serve a wide variety of high quality, moderately-priced breakfast, lunch and dinner entrees. Perkins restaurants provide table service, and many are open 24 hours a day (except Christmas day and certain late night hours in selected markets), seven days a week. As of December 30, 2001, entrees served in Company-operated restaurants ranged in price from $3.59 to $11.49 for breakfast, $4.99 to $11.49 for lunch and $4.99 to $11.99 for dinner. On December 30, 2001, there were 497 full-service restaurants in the Perkins' system, of which 153 were Company-operated restaurants and 344 were franchised restaurants. The restaurants operate under the names "Perkins Restaurant and Bakery," "Perkins Family Restaurant," "Perkins Family Restaurant and Bakery," or "Perkins Restaurant" and the mark "Perkins". The restaurants are located in 35 states with the largest number in Minnesota, Pennsylvania, Florida, Ohio and Wisconsin (see Significant Franchisees). Perkins has 15 franchised restaurants in Canada.

Perkins offers its guests a "core menu" consisting of certain required menu offerings that each Company-operated and franchised restaurant must offer. Additional items are offered to meet regional and local tastes. All menu items at franchised restaurants must be approved by Perkins. Menu offerings continually evolve to meet changing consumer tastes. Perkins buys television, radio, outdoor and print advertisements to encourage trial, to promote product lines and to increase guest traffic. Perkins has also installed a computerized labor scheduling and administrative system called PRISM in all Company-operated restaurants to improve Perkins' operating efficiency. PRISM is also available to franchisees and is currently utilized in approximately 90% of franchised restaurants.

The Company also offers cookie doughs, muffin batters, pancake mixes, pies and other food products for sale to its Company-operated and franchised restaurants and bakery and food service distributors through Foxtail Foods ("Foxtail"), the Company's manufacturing division. During 2001, sales of products from this division to Perkins franchisees and outside third parties constituted approximately 10.1% of total revenues of the Company.

Franchised restaurants operate pursuant to license agreements generally having an initial term of 20 years, and pursuant to which a royalty fee (usually 4% of gross sales) and an advertising contribution (typically 3% of gross sales) are paid. Franchisees pay a non-refundable license fee of $40,000 for each of their first two restaurants. Franchisees opening their third and subsequent restaurants pay a license fee of between $25,000 and $50,000 depending on the level of assistance provided by the Company in opening the restaurant. License agreements are typically terminable by franchisees upon a minimum of 12 months prior notice and upon payment of specified liquidated damages. Franchisees do not typically have express renewal rights. In 2001, average annual royalties earned per franchised restaurant were approximately $62,000. The following number of license agreements are scheduled to expire in the years indicated:
2002 - six; 2003 - seventeen; 2004 - twenty-three; 2005 - nine; 2006 - six.
Franchisees typically apply for and receive new license agreements.

During 2001, the Company began testing a wide variety of unique breakfast, lunch and brunch entrees through an alternative concept, the Sage Hen Cafe. The concept is focused on providing a more up-scale entree selection than the Perkins "core menu". The Company currently has no plans to open additional cafes.

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

SYSTEM DEVELOPMENT. TRC opened seven Company-operated restaurants in 2001 and four in 2000. In 2001 and 2000, respectively, nine and five formerly franchised restaurants were converted to Company-operated stores. Five Company-operated restaurants were sold to franchisees during the same period. Twelve new franchised Perkins restaurants opened during 2001 and twenty-five new franchised restaurants opened in 2000. Three Company-operated restaurants were closed in 2001 and five were closed in 2000. Nine franchised Perkins restaurants were closed in 2001 and eight were closed in 2000. The Company also opened two Sage Hen Cafes located in St. Louis Park, MN and Deerfield, IL in 2001.

RESEARCH AND DEVELOPMENT. Each year, the Company develops and tests a wide variety of products with potential to enhance variety and appeal of its menu. In addition to evaluations conducted in the Company's 3,000 square foot test kitchen in Memphis, Tennessee, new products undergo extensive operations and consumer testing to determine acceptance. While this effort is an integral part of the Company's overall operations, it was not a material expense in 2001. In addition, no material amounts were spent to conduct consumer research in 2001.

SIGNIFICANT FRANCHISEES. As of December 30, 2001, three franchisees, otherwise unaffiliated with the Company, owned 87 of the 344 franchised restaurants and bakeries. These franchisees operated 36, 29 and 22 restaurants, respectively. Thirty-five of these restaurants were located in Pennsylvania, 24 were located in Ohio and the remaining 28 were located across Wisconsin, Nebraska, Florida, Tennessee, New Jersey, Minnesota, South Dakota, Maryland, Kentucky, New York, Virginia, North Dakota, South Carolina and Michigan. During 2001, Perkins earned net royalties and license fees of $1,962,000, $1,262,000 and $1,449,000, respectively, from these franchisees.

FRANCHISE GUARANTEES. In the past, the Company has sponsored financing programs offered by certain lending institutions to assist its franchisees in procuring funds for the construction of new franchised restaurants and to purchase and install in-store bakeries. The Company provides a limited guaranty of funds borrowed. At December 30, 2001, there were approximately $1,643,000 in borrowings outstanding under these programs. The Company has guaranteed $800,000 of these borrowings. No additional borrowings are available under these programs.

During 2000, the Company entered into a separate agreement to guarantee fifty percent of borrowings up to a total guarantee of $1,500,000 for use by a franchisee to remodel and upgrade existing restaurants. As of December 30, 2001, there were $2,796,000 in borrowings outstanding under this agreement of which $1,398,000 were guaranteed by the Company.

SERVICE FEE AGREEMENTS. The Company's predecessors entered into arrangements with several different parties which have reserved territorial rights under which specified payments are to be made by the Company based on a percentage of gross sales from certain restaurants and for new restaurants opened within certain geographic regions. During 2001, the Company paid an aggregate of $2,552,000 under such arrangements. Three of such agreements are currently in effect. Of these, one expires upon the death of the beneficiary, one expires in the year 2075 and the remaining agreement remains in effect as long as the Company operates Perkins Restaurants and Bakeries in certain states.

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

SEASONALITY. The Company's revenues are subject to seasonal fluctuations. Customer counts (and consequently revenues) are generally highest in the summer months and lowest during the winter months because of the high proportion of restaurants located in states where inclement weather adversely affects guest visits.

WORKING CAPITAL. As is typical in the restaurant industry, the Company ordinarily operates with a working capital deficit since the majority of its sales are for cash, while credit is received from its suppliers. Funds generated by cash sales in excess of those needed to service short-term obligations are used by the Company to reduce debt and acquire capital assets. At December 30, 2001, this working capital deficit was $11.2 million.

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

EMPLOYEES. As of March 4, 2002, the Company employed approximately 9,700 persons. Approximately 350 of these were administrative and manufacturing personnel and the balance were restaurant personnel. Approximately 62% of the restaurant personnel are part-time employees. The Company competes in the job market for qualified restaurant management and operational employees. The Company maintains ongoing restaurant management training programs and has on its staff full-time restaurant training managers and a training director. The Company believes that its restaurant management compensation and benefits package compares favorably with those offered by its competitors. None of the Company's employees are represented by a union.

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

ITEM 2. PROPERTIES.

The following table lists the location of each of the full-service Company-operated and franchised restaurants in the Perkins system as of December 30, 2001. The table excludes one limited service Perkins Express located in Utah and two Sage Hen Cafes located in Minnesota and Illinois.

                              Number of Restaurants

                          Company-
                          Operated          Franchised          Total
                          --------          ----------          -----
Alabama                       --                 1                 1
Arizona                       --                 9                 9
Arkansas                       1                 5                 6
Colorado                       8                 5                13
Delaware                      --                 1                 1
Florida                       33                20                53
Georgia                       --                 3                 3
Idaho                         --                 9                 9
Illinois                       7                 1                 8
Indiana                       --                 9                 9
Iowa                          16                 3                19
Kansas                         4                 4                 8
Kentucky                      --                 5                 5
Maryland                      --                 2                 2
Michigan                       7                 3                10
Minnesota                     37                35                72
Mississippi                   --                 2                 2
Missouri                       9                --                 9
Montana                       --                 8                 8
Nebraska                      --                 8                 8
New Jersey                    --                13                13
New York                      --                 9                 9
North Carolina                --                 5                 5
North Dakota                   3                 5                 8
Ohio                          --                52                52
Oklahoma                       2                --                 2
Pennsylvania                   8                46                54
South Carolina                --                 3                 3
South Dakota                  --                10                10
Tennessee                      3                12                15
Utah                          --                 1                 1
Virginia                      --                 3                 3
Washington                    --                 6                 6
Wisconsin                     15                27                42
Wyoming                       --                 4                 4
Canada                        --                15                15
                             ---               ---               ---

     Total                   153               344               497
                             ===               ===               ===

Most of the restaurants feature a distinctively styled brick or stucco building. Perkins restaurants are predominantly single-purpose, one-story, free-standing buildings averaging approximately 5,000 square feet, with a seating capacity of between 90 and 250 customers.

The following table sets forth certain information regarding Company-operated restaurants and other properties, as of December 30, 2001:

                                                                  Number of Properties(1)
                                                                  -----------------------
Use                                                     Owned            Leased            Total
---                                                     -----            ------            -----
Offices and Manufacturing Facilities(2)                    1               10                11
Perkins Restaurant and Bakery(3)                          66               87               153
Sage Hen Cafe                                             --                2                 2

         (1) In addition, TRC leases 10 properties, 8 of which are subleased to others and 2 of which are vacant. TRC also owns 9 properties, 5 of which are leased to others and 4 of which are vacant.

         (2) TRC's principal office is located in Memphis, Tennessee, and currently comprises approximately 53,500 square feet under a lease expiring on May 31, 2003, subject to renewal by the Company for a maximum of 60 months. The Company also owns a 25,149 square-foot manufacturing facility in Cincinnati, Ohio, and leases two other properties in Cincinnati, Ohio, consisting of 36,000 square feet and 60,000 square feet, respectively, for use as manufacturing facilities.

         (3) The average term of the remaining leases is 8 years, excluding renewal options. The longest lease term will mature in 39 years and the shortest lease term will mature in less than 1 year, assuming the exercise of all renewal options.

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

         (b)      Holders.

As of March 28, 2002, there was 1 Stockholder of record.

         (c)      Dividends.

There were no dividends declared or paid during 2001. A dividend of $626,000 was paid to RHC in 2000.

                           [INTENTIONALLY LEFT BLANK]

ITEM 6. SELECTED FINANCIAL DATA.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                      SELECTED FINANCIAL AND OPERATING DATA
                  (In Thousands, Except Number of Restaurants)

                                            2001         2000        1999        1998         1997
-----------------------------------------------------------------------------------------------------
Income Data:
  Revenues                               $ 330,504     $336,244    $315,700    $299,423    $ 270,161
  Net Income (Loss)                      $    (696)    $  4,034    $  7,442    $  1,109    $    (291)

Balance Sheet Data:
  Total Assets                           $ 210,964     $210,512    $200,564    $195,638    $ 208,062
  Long-Term Debt and
      Capital Lease Obligations (a)      $ 174,775     $171,149    $164,480    $159,101    $ 136,999

Statistical Data:
  Full-service Perkins Restaurants in
      Operation at End of Year:
      Company-Operated (b)                     153          145         141         140          136
      Franchised (b)                           344          345         333         356          337
-----------------------------------------------------------------------------------------------------
           Total                               497          490         474         496          473


  Average Annual Sales Per
    Company-Operated Restaurant (b)      $   1,910     $  1,937    $  1,899    $  1,816    $   1,682

  Average Annual Royalties Per
    Franchised Restaurant (b)            $    62.1     $   63.8    $   61.8    $   58.7    $    56.9

  Total System Sales (b)                 $ 820,256     $819,804    $790,391    $776,164    $ 710,962

  EBITDA (c)                             $  40,410     $ 48,361    $ 45,864    $ 41,489    $  36,043

(a)      Net of current maturities.

(b) Excludes two Company-operated Sage Hen Cafes and one franchised Perkins Express.

(c) "EBITDA" represents net income (loss) plus (i) net interest, (ii) depreciation and amortization, (iii) provision for (benefit from) disposition of assets, (iv) asset write-down, (v) recapitalization costs, (vi) cumulative effect of change in accounting principle, (vii) loss due to bankruptcy of franchisee, (viii) going private transaction costs, (ix) loss from discontinued operations, (x) provision for minority interest and (xi) provision for (benefit from) income taxes. The Company has included information concerning EBITDA in this data table because it believes that such information is used as one measure of the Company's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, earnings from operations as determined in accordance with generally accepted accounting principles or other traditional indications of the Company's operating performance.

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

                           [INTENTIONALLY LEFT BLANK]

Overview:

A summary of the Company's results for the past three years are presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenues.

                                                                   December     December     December
                                                                   30, 2001     31, 2000     31, 1999
                                                                   --------     --------     --------
Revenues:
  Food sales                                                         93.1%        93.1%        93.1%
  Franchise revenues and other                                        6.9          6.9          6.9
                                                                    -----        -----        -----
Total revenues                                                      100.0        100.0        100.0
                                                                    -----        -----        -----

Costs and expenses:
  Cost of sales:
    Food cost                                                        26.3         26.0         25.8
    Labor and benefits                                               32.5         32.5         32.9
    Operating expenses                                               20.0         18.5         17.9
  General and administrative                                          9.4          9.1          9.4
  Depreciation and amortization                                       7.1          6.8          6.7
  Interest, net                                                       5.5          5.4          5.4
  Provision for (Benefit from) disposition of assets, net            (0.3)         0.1         (0.2)
  Asset write-down                                                    0.4          0.4          0.2
  Recapitalization costs                                               --           --          0.3
  Other, net                                                         (0.4)        (0.6)        (0.6)
                                                                    -----        -----        -----
Total costs and expenses                                            100.5         98.2         97.8
                                                                    -----        -----        -----
Income (loss) before income taxes and cumulative
   effect of change in accounting principle                          (0.5)         1.8          2.2
(Provision for) Benefit from income taxes                             0.3         (0.6)         0.3
                                                                    -----        -----        -----
Net income before cumulative effect of change
   in accounting principle                                           (0.2)         1.2          2.5
Cumulative effect of change in accounting principle,
   net of income tax benefit                                           --           --         (0.1)
                                                                    -----        -----        -----
Net income (loss)                                                    (0.2)%        1.2%         2.4%
                                                                    =====        =====        =====

Net loss for 2001 was $696,000 versus net income of $4,034,000 in 2000 and $7,442,000 in 1999. Pre-tax loss for 2001 included a net loss of $374,000 related to asset dispositions and write-downs. Pre-tax income for 2000 included a loss of $1,547,000 related to asset dispositions and write-downs. Pre-tax income for 1999 included a net loss of $25,000 related to asset dispositions and write-downs and a charge of $835,000 incurred as a result of the Recapitalization. Net income for 1999 also includes a charge of $340,000, net of income tax benefit, related to the adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities."

YEAR ENDED DECEMBER 30, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Revenues:
--------

Total revenues decreased 1.7% over 2000 due primarily to decreased restaurant food sales.

Food sales at Company-operated Perkins Restaurants decreased 2.5%. The decrease can be attributed to a decline in comparable restaurant sales of 2.5% and the fact that fiscal 2001 contained 364 days compared to 366 days in the year ending December 31, 2000. The decline in comparable restaurant sales was due to a decrease in comparable guest visits of 3.0%, which was partially offset by a 0.5% increase in guest check average. The increase in guest check average is the result of menu price increases of 1.4% partially offset by increased discounting and sales mix shifts. Sales from two new Sage Hen Cafes opened during 2001 partially offset the decrease.

Revenues from Foxtail increased approximately 2.4% over 2000 and constituted 10.1% of the Company's total 2001 revenues. In order to ensure consistency and availability of Perkins' proprietary products to each restaurant in the system, Foxtail offers cookie doughs, muffin batters, pancake mixes, pies and other food products to Company-operated and franchised restaurants through food service distributors. Additionally, it produces a variety of non-proprietary products for sale in various retail markets. Sales to Company-operated restaurants are eliminated in the accompanying statements of operations. The increase noted above can be attributed to growth in the number of stores in the Perkins system and increased external sales.

Franchise and other revenues, which consist primarily of franchise royalties and initial license fees, decreased 1.5% from the prior year. Initial franchise license fees decreased as a result of twelve franchise restaurants opening in 2001 versus 25 in 2000. Royalty revenues increased due to a higher number of average franchise restaurants offset by a decrease in comparable sales in franchise restaurants.

Costs and Expenses:

Food cost:
In terms of total revenues, food cost increased 0.3 percentage points from 2000. Restaurant division food cost expressed as a percentage of restaurant division sales also increased 0.3 percentage points. The current year increase was primarily due to a net increase in commodity costs and the promotion of lower margin entrees. The increase was partially offset by certain menu price increases.

The cost of Foxtail sales, in terms of total Foxtail revenues, decreased approximately 1.2 percentage points, as a result of stable commodity costs, an increase in sales of higher margin products and improved manufacturing efficiencies. As a manufacturing operation, Foxtail typically has higher food costs as a percent of revenues than the Company's restaurants.

Labor and benefits:
Labor and benefits expense, as a percentage of total revenues, was flat compared to 2000. An increase in restaurant labor and benefits was offset by a decrease at Foxtail. Restaurant labor and benefits were impacted by a moderate increase in wage rates and a slight drop in productivity. A decrease in group health program costs partially offset the increase. Foxtail labor and benefits decreased due to improvements in plant efficiencies and a decrease in Foxtail's worker's compensation program costs.

The wage rates of the Company's hourly employees are impacted by Federal and state minimum wage laws. Certain states do not allow tip credits for servers which results in higher payroll costs as well as greater exposure to increases in minimum wage rates. In the past, the Company has been able to offset increases in labor costs through selective menu price increases and improvements in labor productivity. However, there is no assurance that future increases can be mitigated through raising menu prices or productivity improvements.

As a percentage of revenues, Foxtail labor and benefit charges are significantly lower than the Company's restaurants. If Foxtail were to become a more significant component of the Company's total operations, labor and benefits expense, expressed as a percent of total revenue, would decrease.

Operating expenses:
Operating expenses, expressed as a percentage of total revenues, increased 1.5 percentage points from 2000 to 2001.

Restaurant division operating expenses expressed as a percentage of restaurant sales, increased 1.9 percentage points. The increase related to several factors, the largest of which was the increased cost of natural gas in the first quarter of 2001 combined with severely cold temperatures during the same period. New store opening expenses increased due to the opening of seven new Company-operated restaurants in 2001 compared to four in the prior year. The Company also increased spending on media advertising in several markets and invested in certain supply and repair expenses as it focused on improving the image of its restaurants.

Foxtail expenses, expressed as a percentage of Foxtail revenue, decreased 0.1 percentage points. The majority of this decrease is due to reduced freight costs.

Franchise division operating expenses, expressed as a percentage of franchise revenues increased 1.4 percentage points compared to the prior year. Expenses under franchise service fee agreements, investment spending for advertising in select franchised markets, and bad debt expense drove the increase. Franchise opening costs decreased due to the opening of 13 fewer restaurants than in the prior year.

General and administrative:
General and administrative expenses rose to 9.4% of total revenues in 2001 from 9.1% of total revenues in 2000. An effort to improve core training for restaurant management through development of a classroom-based training school, non-recurring charges related to staff reductions, costs associated with the development of Sage Hen Cafe and general increases in the cost of administrative support drove the increase. Reduced levels of incentive compensation costs partially offset these items. The remainder of the rise in costs as a percentage of revenue is due to the decline in revenues.

Depreciation and amortization:
Depreciation and amortization increased approximately 2.9% over 2000 due to the Company's continuing program to upgrade and maintain existing restaurants and the net addition of eight Company-operated restaurants during the year.

Interest, net:
Net interest expense increased from 5.4% to 5.5% of revenues due to the drop in total revenues. An increase in interest charges on the Senior Discount Notes was offset by a decrease in interest expense associated with capital lease obligations. The impact of higher average borrowings on the Company's line of credit was offset by the decline in short term borrowing rates. Prior to November 15, 2001, interest accreted on the Senior Discount Notes on a compounding basis. On November 15, 2001 the Company elected to begin accruing cash interest on the Senior Discount Notes.

Provision for/Benefit from disposition of assets:
During 2001, the Company recorded a net gain of $1,093,000 related to the disposition of assets. This amount includes a loss of $132,000 related to discontinued development of certain sites and a net gain of $1,225,000 related to the sale of seven properties, five of which were Company-operated restaurants sold to a franchisee.


Asset write-down:
The Company recorded charges totaling $1,467,000 to write-down the carrying value of three properties to their estimated fair values, and to write off the carrying amount of certain intangibles related to the expected future royalty income of franchised restaurants acquired by the Company in December 2001.

Other:
Other income decreased approximately $188,000. This decrease is primarily due to the termination of nine leases and subleases on properties leased to franchisees or third parties. Of the nine properties, six are now Company-operated restaurants formerly leased or subleased by a franchisee, one was disposed of through a lease termination and two are owned and held for sale. The decreases were partially offset by rental income from a vacant property subleased during 2001.

Provision for/Benefit from income taxes:
The benefit from income taxes in 2001 was $907,000. The 2001 benefit reflects the benefit derived from the net loss before income taxes and the utilization of income tax credits, which primarily result from excess FICA taxes paid on server tip income that exceeds the minimum wage.


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

Labor and benefits:
Labor and benefits expense, as a percentage of total revenues, decreased 0.4 percentage points from 1999. Employee insurance costs decreased compared to 1999 due to several effective plan design changes made in July 1999 and January 2000. Labor costs declined slightly due to increases in average guest check partially offset by an increase in average wage rate and a decrease in productivity.

Operating expenses:
Operating expenses, expressed as a percentage of total revenues, increased 0.6 percentage points from 1999 to 2000.

Restaurant division operating expenses expressed as a percentage of restaurant sales, increased 0.3 percentage points. Utilities expense increased due to increased cost of natural gas and higher usage due to colder winter weather than the previous year. Higher credit card processing costs negatively impacted operating expenses as well.

Foxtail expenses, expressed as a percentage of Foxtail revenue, increased 1.6 percentage points. The majority of this increase is due to increased utilization of outside distribution and warehousing services as the Company has increased sales volumes.

Franchise division operating expenses, expressed as a percentage of franchise revenues, increased 2.4 percentage points. Franchise opening costs increased due to the opening of four additional restaurants in 2000 compared to 1999. An increase in franchise service fees and investment spending for advertising in franchised markets also contributed to this variance.

General and administrative:
General and administrative expenses decreased to 9.1% of total revenues in 2000 from 9.4% of total revenues in 1999. This decrease is primarily attributable to lower incentive compensation costs.

Depreciation and amortization:
Depreciation and amortization increased approximately 8.2% over 1999 due to the Company's continuing program to upgrade and maintain existing restaurants and the net addition of four Company-operated restaurants during 2000.

Provision for/Benefit from disposition of assets:
The Company realized a net loss of $10,000 related to the disposal of a property during the fourth quarter of 2000.

Interest, net:
Net interest expense was approximately 5.5% higher than 1999. Higher average borrowings on the Company's revolving line of credit facility and increased interest on the Senior Discount Notes resulted in this increase. Interest expense associated with capital lease obligations decreased.

Asset write-down:
$1,537,000 in charges related to the write-down of certain assets were recorded in 2000. These charges are primarily attributable to three properties that were identified for disposal during the year. Two of these properties were no longer operating as Perkins at the end of 2000. Operations were discontinued during January 2001 for the third property.

Other:
Other income decreased approximately $305,000. Other income for 1999 includes a legal recovery related to a subleased property and a gain associated with the termination of an aircraft lease by TRC Realty LLC.

Provision for/Benefit from income taxes:
The provision for income taxes in 2000 was $1,884,000. This compares to a benefit from income taxes of $992,000 in 1999. As a result of the Recapitalization in 1999, the Company recorded a deferred tax benefit related to an adjustment of the Company's tax basis of its assets. Excluding this benefit, the 1999 net tax provision would have been $2,341,000.

CAPITAL RESOURCES AND LIQUIDITY

The Company's primary sources of funding were cash provided by operations, the sale of five restaurants to a franchisee, borrowings under the Company's line of credit and the sale of two non-operating properties. The principal use of cash during the year was capital expenditures. Capital expenditures consisted primarily of land, building and equipment purchases for new Company-operated restaurants, acquisition of franchised restaurants, maintenance capital and costs related to remodels of existing restaurants.

The following table summarizes capital expenditures for each of the past three years (in thousands).

                                                  2001         2000         1999
                                                -------      -------      -------
New restaurants                                 $12,397      $ 6,561      $10,100
Maintenance                                       4,780        4,367        4,778
Remodeling and reimaging                          3,109        8,904        5,095
Acquisitions of franchised restaurants            3,550        6,158           --
Manufacturing                                       821          633          792
Other                                             3,022        3,212        2,730
                                                -------      -------      -------
Total Capital Expenditures                      $27,679      $29,835      $23,495
                                                =======      =======      =======

The Company's capital budget for 2002 is $16 million and includes plans to open three new Company-operated restaurants. The primary source of funding for these projects is expected to be cash provided by operations. Capital spending could vary significantly from planned amounts as certain of these expenditures are discretionary in nature.

As is typical in the restaurant industry, the Company ordinarily operates with a working capital deficit since the majority of its sales are for cash, while credit is received from its suppliers. Funds generated by cash sales in excess of those needed to service short term obligations are used by the Company to reduce debt and acquire capital assets. At December 30, 2001, this working capital deficit was $11.2 million.

The Company has a secured $40,000,000 revolving line of credit facility (the "Credit Facility") with a sublimit for up to $5,000,000 of letters of credit. The Credit Facility was amended on November 15, 2001 to modify certain terms and conditions and reduce available borrowings from $50,000,000 to $40,000,000. As a result of the amendment, borrowing rates were adjusted to current market rates. All amounts under the Credit Facility will bear interest at floating rates based on the agent's base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is secured by a first priority lien on substantially all of the assets of the Company. As of December 30, 2001, $16,000,000 in borrowings and approximately $1,034,000 of letters of credit were outstanding under the Credit Facility.

The Company has outstanding $130,000,000 of 10.125% Unsecured Senior Notes (the "Notes") due December 15, 2007. Interest on the Notes is payable semi-annually on June 15 and December 15.

The Company has outstanding $31,100,000 of 11.25% Senior Discount Notes (the "Discount Notes") maturing on May 15, 2008. The Discount Notes were issued at a discount to their principal amount at maturity and generated gross proceeds to TRC of $18,009,000.

On November 15, 2001 the Company elected to begin accruing cash interest on the Discount Notes. Cash interest will be payable semi-annually on May 15 and November 15. The principal balance of the Notes on December 30, 2001 was $26,831,000. On May 15, 2003 the Company will be required to redeem $8,383,000 in principal of the Discount Notes at a redemption price of 105.625%.

The Company intends to reduce capital spending in 2002 in order to reduce outstanding borrowings under its line of credit and to provide funds for the payment of $2,969,000 of cash interest on the Discount Notes.

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

ACQUIRED RESTAURANT OPERATIONS

Prior to December 3, 2001, the Company leased or subleased eight restaurant properties to a franchisee in Denver, Colorado. The franchisee operated an additional three restaurants leased from unrelated third parties. In the third quarter of 2001, the franchisee was defaulted under the franchise license agreements on its eleven properties and defaulted under its leases with the Company. Two of the restaurants leased from third parties and one of the properties owned by the Company were closed subsequent to the end of the third quarter. The Company earned royalty revenues from this franchisee totaling $575,000, $653,000 and $629,000 for 2001, 2000 and 1999, respectively.
Additionally, the Company earned lease and sublease income from the eight properties it controlled totaling $591,000, $660,000 and $770,000 for 2001, 2000 and 1999, respectively.

On December 3, 2001, the Company terminated its leases on the eight restaurants leased or subleased to the franchisee, assumed the lease on one restaurant leased from a third party, and terminated its license agreements on all eleven properties. The Company also acquired the furniture, fixtures, equipment and operations of eight of the restaurants and continued to operate them as Perkins restaurants. One of the restaurants was subsequently closed in January 2002. All amounts owed to the Company as of December 3, 2001, under its license and lease agreements were deducted from the purchase price of the restaurants.

SYSTEM DEVELOPMENT

The Company plans to open three new Company-operated restaurants and up to 12 franchised restaurants in 2002. There are currently four area development agreements requiring seven franchised restaurants to be opened in 2002 and 2003.

NEW ACCOUNTING PRONOUNCEMENTS

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which the Company adopted in 1999. SOP 98-5 requires the costs of start-up activities to be expensed as incurred. Historically, new store preopening costs had been deferred and amortized over twelve months starting when the restaurant opens. Upon adoption of SOP 98-5, the Company recorded a cumulative effect of a change in accounting principle of $340,000, net of income tax benefit, to write off unamortized preopening costs that existed on the balance sheet at December 31, 1998.

Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133," was implemented in 2001 and did not have a material effect on the Company's financial statements.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 modifies the rules for accounting for goodwill and other intangible assets including the cessation of amortization of goodwill. In 2001, the Company recorded goodwill amortization of $1,292,000. The new rules are required to be implemented by the Company during fiscal 2002. All intangibles, including goodwill, will be evaluated for impairment in accordance with SFAS No. 142.

The FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in June 2001. SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is required to be implemented by the Company in 2003. The Company has evaluated the effects of adopting this statement and has determined that it will not have a material effect on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." SFAS No. 144 modifies the rules for evaluating the recoverability of assets (including intangibles) when events and circumstances indicate that the assets might be impaired. The new rules are required to be implemented by the Company beginning in fiscal 2002. The Company has evaluated the effects of adopting this statement and has determined that it will not have a material effect on the Company's financial statements.

IMPACT OF INFLATION

The Company does not believe that its operations are affected by inflation to a greater extent than are the operations of others within the restaurant industry. In the past, the Company has generally been able to offset the effects of inflation through selective menu price increases.

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

SEASONALITY

The Company's revenues are subject to seasonal fluctuations. Customer counts (and consequently revenues) are generally higher in the summer months and lower during the winter months because of the high proportion of restaurants located in states where inclement weather adversely affects guest visits.

CHANGE IN ACCOUNTING REPORTING PERIOD

Effective January 1, 2001, the Company converted its financial reporting from a calendar year basis to thirteen four-week periods ending on the last Sunday in December. The first quarter includes four four-week periods. The first, second, third and fourth quarters of 2001 ended April 22, July 15, October 7, and December 30, respectively.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTAL MATTERS

Accounting policies whose application may have a significant effect on the reported results of operations and financial position of the Company, and that can require judgments by management that affect their application, include SFAS No. 5, "Accounting for Contingencies" and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

SFAS No. 5 requires management's judgment regarding the probability and estimated amount of possible future contingent liabilities, including legal matters (see Note 11 of Notes to Financial Statements). SFAS No. 121 requires judgments regarding future operating or disposition plans for marginally performing assets and estimates of expected realizable values for assets to be sold (see Notes 14 and 17 of Notes to Financial Statements). The application of SFAS No. 121 has had a significant impact on the amount and timing of charges to operating results in recent years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK. The Company currently has market risk-sensitive-instruments related to interest rates. The Company is not subject to significant exposure for changing interest rates on the Notes and Discount Notes because the interest rates are fixed. The Company has in place a $40,000,000 line of credit facility which matures on January 1, 2005. All borrowings under the facility bear interest at floating rates based on the agent's base rate or Eurodollar rates. The Company had $16,000,000 outstanding under the line of credit facility at December 30, 2001. While changes in market interest rates would affect the cost of funds borrowed in the future, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be material.

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

                           [INTENTIONALLY LEFT BLANK]

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                                               Years Ended
                                                              ------------   ------------    -------------
                                                              December 30,   December 31,    December 31,
                                                                 2001            2000            1999
                                                              ------------   ------------    -------------
REVENUES:
     Food sales                                                $ 307,649       $ 313,045       $ 293,907
     Franchise and other revenue                                  22,855          23,199          21,793
                                                               ---------       ---------       ---------
Total Revenues                                                   330,504         336,244         315,700
                                                               ---------       ---------       ---------
COSTS AND EXPENSES:
  Cost of sales:
      Food cost                                                   86,855          87,581          81,460
      Labor and benefits                                         107,355         109,161         103,989
      Operating expenses                                          66,078          62,083          56,389
  General and administrative                                      31,051          30,491          29,736
  Depreciation and amortization                                   23,442          22,790          21,054
  Interest, net                                                   18,197          18,106          17,160
  Provision for (Benefit from) disposition of assets, net         (1,093)             10            (567)
  Asset write-down                                                 1,467           1,537             592
  Recapitalization costs                                              --              --             835
  Other, net                                                      (1,245)         (1,433)         (1,738)
                                                               ---------       ---------       ---------
Total Costs and Expenses                                         332,107         330,326         308,910
                                                               ---------       ---------       ---------
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                        (1,603)          5,918           6,790
(PROVISION FOR) BENEFIT FROM INCOME TAXES                            907          (1,884)            992
                                                               ---------       ---------       ---------
NET INCOME (LOSS) BEFORE  CUMULATIVE  EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                    (696)          4,034           7,782
CUMULATIVE EFFECT OF CHANGE IN  ACCOUNTING
  PRINCIPLE, NET OF INCOME TAX BENEFIT OF $188                        --              --            (340)
                                                               ---------       ---------       ---------
 NET INCOME (LOSS)                                             $    (696)      $   4,034       $   7,442
                                                               =========       =========       =========

  The accompanying notes are an integral part of these consolidated statements.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)

                                                                              December 30,    December 31,
                                                                                  2001            2000
                                                                              ------------    ------------
                                                  ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                   $   4,501       $   5,361
   Receivables, less allowance for doubtful accounts of $907 and $563              8,468           8,376
   Inventories, at the lower of first-in, first-out cost or market                 5,330           5,096
   Prepaid expenses and other current assets                                       2,692           1,508
   Deferred income taxes                                                             705             775
                                                                               ---------       ---------
     Total current assets                                                         21,696          21,116
                                                                               ---------       ---------

PROPERTY AND EQUIPMENT, at cost, net of
      accumulated depreciation and amortization                                  136,393         138,613


ASSETS HELD FOR DISPOSITION                                                        5,087           1,423

INTANGIBLE ASSETS, net of accumulated amortization of $37,443 and $34,830         32,702          34,566
NOTES RECEIVABLE, less allowance for doubtful accounts of $208 and $255              303           1,064
DEFERRED INCOME TAXES                                                              6,895           4,925

OTHER ASSETS                                                                       7,888           8,805
                                                                               ---------       ---------
                                                                               $ 210,964       $ 210,512
                                                                               =========       =========

                                 LIABILITIES AND STOCKHOLDER'S INVESTMENT
CURRENT LIABILITIES:
   Current  maturities of capital lease obligations                            $   1,030       $     971
   Accounts payable                                                               13,100          13,039
   Accrued expenses                                                               18,748          20,990
                                                                               ---------       ---------
      Total current liabilities                                                   32,878          35,000
                                                                               ---------       ---------

CAPITAL LEASE OBLIGATIONS, less current maturities                                 1,944           3,069

LONG-TERM DEBT                                                                   172,831         168,080

OTHER LIABILITIES                                                                  5,759           6,115

COMMITMENTS AND CONTINGENCIES (Notes 5 and 11)

STOCKHOLDER'S INVESTMENT:
   Common stock, $.01 par value, 100,000 shares authorized,
     10,820 issued and outstanding                                                     1               1
   Accumulated deficit                                                            (2,449)         (1,753)
                                                                               ---------       ---------
                                                                                  (2,448)         (1,752)
                                                                               ---------       ---------
                                                                               $ 210,964       $ 210,512
                                                                               =========       =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDER'S INVESTMENT
                                 (In Thousands)

                                                       Additional
                                         Common          Paid-In      Accumulated
                                         Stock           Capital        Deficit        Total
                                         ------        ----------     -----------    ---------
Balance at December 31, 1998              $  1           $    969      $ (5,074)     $ (4,104)

Net income                                  --                 --         7,442         7,442

Issuance of stock                           --             38,750            --        38,750

Repurchase and retirement of stock          --            (39,719)       (7,529)      (47,248)
                                          ----           --------      --------      --------
Balance at December 31, 1999                 1                 --        (5,161)       (5,160)
                                          ----           --------      --------      --------
Net income                                  --                 --         4,034         4,034
Distribution
                                            --                 --          (626)         (626)
                                          ----           --------      --------      --------
Balance at December 31, 2000                 1                 --        (1,753)       (1,752)
                                          ----           --------      --------      --------
Net loss
                                            --                 --          (696)         (696)

                                          ----           --------      --------      --------
Balance at December 30, 2001              $  1           $     --      $ (2,449)     $ (2,448)
                                          ====           ========      ========      ========

 The accompanying notes are an integral part of these consolidated statements.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                          Years Ended
                                                           ------------------------------------------
                                                           December 30,   December 31,   December 31,
                                                               2001           2000           1999
                                                           ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                            $   (696)      $  4,034       $  7,442
Adjustments to reconcile net income (loss)
     to net cash provided by operating activities :
  Depreciation and amortization                                23,442         22,790         21,054
  Accretion of Senior Discount Notes                            2,501          2,664          2,331
  Change in accounting principle                                   --             --            340
  Provision for (Benefit from) disposition of assets           (1,093)            10           (567)
  Asset write-down                                              1,467          1,537            592
  Other non-cash income and expense items, net                    481            452            580
  Net changes in other operating assets and liabilities        (5,891)        (4,878)        (3,304)
                                                             --------       --------       --------
  Total adjustments                                            20,907         22,575         21,026
                                                             --------       --------       --------
  Net cash provided by operating activities                    20,211         26,609         28,468
                                                             --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for property and equipment                        (24,129)       (23,677)       (23,495)
  Cash paid for acquisition of franchised restaurants          (3,550)        (6,158)            --
  Proceeds from sale of property and equipment                  4,402          1,419             --
  Payments on notes receivable                                  1,022            226            227
  Other, net                                                       --             --            200
                                                             --------       --------       --------
  Net cash used in investing activities                       (22,255)       (28,190)       (23,068)
                                                             --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from long-term debt                              2,250          5,000          4,750
  Principal payments under capital lease obligations           (1,066)          (966)        (1,821)
  Purchase of minority interest                                    --             --            (73)
  Issuance of stock                                                --             --         38,750
  Repurchase of stock                                              --             --        (47,248)
                                                             --------       --------       --------
  Net cash provided by (used in) financing activities           1,184          4,034         (5,642)
                                                             --------       --------       --------
  Net increase (decrease) in cash and cash equivalents           (860)         2,453           (242)

CASH AND CASH EQUIVALENTS:
  Balance, beginning of year                                    5,361          2,908          3,150
                                                             --------       --------       --------
  Balance, end of year                                       $  4,501       $  5,361       $  2,908
                                                             ========       ========       ========

  The accompanying notes are an integral part of these consolidated statements.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 2001

(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization --
The Restaurant Company ("TRC", "Perkins" or the "Company") is a Delaware corporation and is a wholly- owned subsidiary of The Restaurant Holding Corporation ("RHC"). RHC is owned by Donald N. Smith ("Mr. Smith"), BancBoston Ventures, Inc., a subsidiary of Fleet Boston Financial Corp., and others who own 70.0%, 21.0% and 9.0%, respectively.

Mr. Smith is also the Chairman and Chief Executive Officer of Friendly Ice Cream Corporation ("FICC"), which operates and franchises approximately 550 restaurants, located primarily in the northeastern United States.

TRC operates and franchises mid-scale restaurants which serve a wide variety of high quality, moderately priced breakfast, lunch, and dinner entrees, snacks and bakery products. TRC and its franchisees operate under the names "Perkins Restaurant and Bakery," "Perkins Family Restaurant," "Perkins Family Restaurant and Bakery" and "Perkins Restaurant." Perkins restaurants provide table service, and many are open 24 hours a day, seven days a week (except Christmas day). The restaurants are located in 35 states with the largest number in Minnesota, Pennsylvania, Florida, Ohio, and Wisconsin. There are fifteen franchised restaurants located in Canada. TRC also offers cookie doughs, muffin batters, pancake mixes, pies and other food products for sale to restaurants operated by TRC and its franchisees and bakery and food service distributors through Foxtail Foods ("Foxtail"), TRC's manufacturing division. Additionally, TRC offers a wide variety of unique breakfast, brunch and lunch entrees through an upscale alternative concept, the Sage Hen Cafe, with two cafes located in Minnesota and Illinois.

TRC Realty LLC --
TRC Realty LLC is a 100% owned subsidiary of TRC. TRC Realty LLC's sole purpose is the operation of an airplane which is used for business purposes of TRC and FICC.

Perkins Finance Corp. --
Perkins Finance Corp. ("PFC") is a wholly-owned subsidiary of TRC, and was created solely to act as the co-issuer of its 10.125% Senior Notes. PFC has no operations and does not have any revenues.

The Restaurant Company of Minnesota --
On September 30, 2000, the Company contributed all of the restaurant, office and related assets owned by the Company and used in its operations in Minnesota and North Dakota and all of the Company's trademarks and service marks to The Restaurant Company of Minnesota ("TRCM"), a newly created, wholly-owned subsidiary of the Company. TRCM was formed to conduct the Company's operations in Minnesota and North Dakota as well as manage the rights and responsibilities related to the contributed trademarks and service marks. TRCM granted TRC a license to use, and the right to license others to use, the trademarks and service marks used in the Perkins system.

Basis of Presentation --
The accompanying financial statements include the consolidated results of TRC and subsidiaries for the fiscal years 2001, 2000 and 1999. All material intercompany transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to current year presentation.

Change in Accounting Reporting Period --
Effective January 1, 2001, the Company converted its financial reporting from a calendar year basis to thirteen four-week periods ending on the last Sunday in December. The first quarter includes four four-week periods. The first, second, third and fourth quarters of 2001 ended April 22, July 15, October 7, and December 30, respectively.

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

Franchise Revenue --
Franchisees of TRC are required to pay an initial fee to TRC when each franchise is granted. These fees are not recognized as income until the restaurants open. TRC also receives franchise royalties ranging from one to six percent of the gross sales of each franchised restaurant. These royalties are recorded as income each period.

Advertising --
TRC includes the costs of advertising in operating expenses. Advertising expense was $13,914,000, $13,205,000, and $12,288,000 for the fiscal years 2001, 2000 and 1999, respectively.

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

Preopening Costs --
Historically, new store preopening costs had been deferred and amortized over twelve months starting when the restaurant opens. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which the Company adopted in 1999. SOP 98-5 requires the costs of start-up activities to be expensed as incurred. Upon adoption of SOP 98-5 in 1999, the Company recorded a charge of $340,000, after income tax benefit, for the cumulative effect of a change in accounting principle to write off the unamortized preopening costs that existed on the balance sheet as of December 31, 1998.

Impairment of Long-Lived Assets --
Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company evaluates the recoverability of assets (including intangibles) when events and circumstances indicate that assets might be impaired. For such assets, the Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Where an indication of impairment exists, the Company generally estimates undiscounted future cash flows at the level of individual restaurants or manufacturing facilities. In the case of certain intangible assets related to the acquisition of area development rights and acquisition of groups of restaurants, undiscounted future cash flows are evaluated based on an appropriate grouping of the related properties' cash flows. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Assets held for disposition are valued at the lower of historical cost, net of accumulated depreciation, or fair market value less disposition cost.

New Accounting Pronouncements --
SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities-Deferral of the Effective Date of SFAS No. 133," was implemented in 2001 and did not have a material effect on the Company's financial statements.

SFAS No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001. SFAS No. 142 modifies the rules for accounting for goodwill and other intangible assets including the cessation of amortization of goodwill. In 2001, the Company recorded goodwill amortization of $1,292,000. The new rules are required to be implemented by the Company during fiscal 2002. All intangibles, including goodwill, will be evaluated for impairment in accordance with SFAS No. 142.

SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001. SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is required to be implemented by the Company in 2003. The Company has evaluated the effects of adopting this statement and has determined that it will not have a material effect on the Company's financial statements.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," was issued in August 2001. SFAS No. 144 modifies the rules for evaluating the recoverability of assets (including intangibles) when events and circumstances indicate that the assets might be impaired. The new rules are required to be implemented by the Company beginning in fiscal 2002. The Company has evaluated the effects of adopting this statement and has determined that it will not have a material effect on the Company's financial statements.

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

On December 22, 1999, through a series of transactions, TRC repurchased all of its outstanding shares other than those owned by Mr. Smith. Mr. Smith contributed all of his shares in TRC to RHC, and PFR was merged into TRC. As a result, TRC became a 100% owned subsidiary of RHC (the "Recapitalization"). The Company expensed $835,000 in connection with the Recapitalization which is reflected in the accompanying Consolidated Statements of Operations for the year ended December 31, 1999. No change in the Company's management or business strategy has occurred as a result of the Recapitalization.


(3)      SUPPLEMENTAL CASH FLOW INFORMATION:

The decrease in cash and cash equivalents due to changes in operating assets and liabilities for the past three years consisted of the following (in thousands):

                                                December       December       December
                                                30, 2001       31, 2000       31, 1999
                                                --------       --------       --------
(Increase) Decrease in:
  Receivables                                    $  (576)       $(1,130)       $(1,921)
  Inventories                                       (234)           417           (138)
  Prepaid expenses and other current assets       (1,114)          (455)           266
  Other assets                                    (1,430)        (3,549)        (4,673)

Increase (Decrease) in:
  Accounts payable                                    61         (2,470)         3,944
  Accrued expenses                                (2,242)           925           (630)
  Other liabilities                                 (356)         1,384           (152)
                                                 -------        -------        -------
                                                 $(5,891)       $(4,878)       $(3,304)
                                                 =======        =======        =======

Other supplemental cash flow information for the past three years consisted of the following (in thousands):

                                       December       December       December
                                       30, 2001       31, 2000       31, 1999
                                       --------       --------       --------
Cash paid for interest                 $14,771        $14,761        $14,337
Income taxes paid                        2,554          5,023          3,693
Income tax refunds received                 45            146            181

(4)      PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following for the past two years (in thousands):

                                                         December         December
                                                         30, 2001         31, 2000
                                                        ----------        ---------
Owned:
  Land and land improvements                            $  36,673         $  37,848
  Buildings                                                94,363            91,343
  Leasehold improvements                                   48,799            45,826
  Equipment                                                91,757            84,584
  Construction in progress                                  1,672             1,904
                                                        ---------         ---------
                                                          273,264           261,505
Less - accumulated depreciation and amortization         (138,527)         (125,264)
                                                        ---------         ---------
                                                          134,737           136,241
                                                        ---------         ---------
Leased:
  Buildings                                                19,888            20,609
  Equipment                                                 1,170             1,532
                                                        ---------         ---------
                                                           21,058            22,141
Less - accumulated amortization                           (19,402)          (19,769)
                                                        ---------         ---------
                                                            1,656             2,372
                                                        ---------         ---------
                                                        $ 136,393         $ 138,613
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

(5)      LEASES:

As of December 30, 2001, there were 153 full-service restaurants operated by the Company as follows:

                  71       with both land and building leased
                  66       with both land and building owned
                  16       with the land leased and building owned

As of December 30, 2001, there were 13 properties either leased or subleased to others by the Company as follows:

                  5        with both land and building leased
                  5        with both land and building owned
                  3        with the land leased and building owned

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

Future minimum payments related to leases that have initial or remaining lease terms in excess of one year as of December 30, 2001 were as follows (in thousands):

                                                   Lease Obligations
                                             -----------------------------
                                             Capital             Operating
                                             -------             ---------
2002                                         $1,243               $ 8,753
2003                                            827                 7,537
2004                                            575                 6,797
2005                                            398                 6,096
2006                                            312                 5,712
Thereafter                                      279                30,262
                                             ------               -------
  Total minimum lease payments                3,634               $65,157
                                                                  =======

Less:
  Amounts representing interest                (660)
                                             ------
  Capital lease obligations                  $2,974
                                             ======

The Company's capital lease obligations have effective interest rates ranging from 7.9% to 14.7% and are payable in monthly installments through 2008.

During 2001, the Company modified and extended its leases on several properties. These transactions resulted in an increase in future minimum payments under operating leases. The Company also entered into five new operating leases during 2001.

Future minimum gross rental receipts as of December 30, 2001, were as follows (in thousands):

                                                    Amounts Receivable As
                                                   -----------------------
                                                    Lessor       Sublessor
                                                   --------      ---------
2002                                               $   608       $   739
2003                                                   608           618
2004                                                   613           608
2005                                                   614           548
2006                                                   614           222

Thereafter                                           3,122          1,134
                                                   --------      --------
Total minimum lease rentals                        $ 6,179       $  3,869
                                                   ========      ========

The net rental expense included in the accompanying Consolidated Statements of Operations for operating leases was as follows for the past three years (in thousands):

                                     2001            2000            1999
                                   -------         -------         -------
Minimum rentals                    $ 8,220         $ 7,869         $ 6,861
Contingent rentals                   1,352           1,778           1,746
Less - sublease rentals               (819)           (928)         (1,092)
                                   -------         -------         -------
                                   $ 8,753         $ 8,719         $ 7,515
                                   =======         =======         =======

(6)      INTANGIBLE ASSETS:

Intangible assets, net of accumulated amortization, were as follows (in thousands):

                                                                          2001           2000
                                                                        --------       --------
Excess of cost over fair value of net assets acquired,
  being amortized evenly over 30 to 40 years                            $27,147        $27,773

Present value of estimated future royalty fee income
  being amortized evenly over the remaining lives of
  the franchise agreements                                                5,555          6,793
                                                                        -------        -------
                                                                        $32,702        $34,566
                                                                        =======        =======

The Company periodically reevaluates the realizability of its excess cost over fair value of net assets acquired by comparing the unamortized balance with projected undiscounted cash flows from operations. The realizability of intangible assets related to future royalty fee income is also assessed periodically based on the performance of the applicable franchised restaurants. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Beginning in fiscal years after December 30, 2001, the Company will no longer amortize goodwill in accordance with SFAS No. 142. The Company recorded goodwill amortization of $1,292,000, $1,252,000 and $1,403,000 in 2001, 2000 and 1999,
respectively. All intangibles, including goodwill, will be evaluated for impairment in accordance with SFAS No. 142.

(7) ACCRUED EXPENSES:

Accrued expenses consisted of the following (in thousands):

                                                               2001               2000
                                                            ---------          ---------
Payroll and related benefits                                $   9,108          $  10,322
Property, real estate and sales taxes                           2,707              2,631
Insurance                                                         287                416
Rent                                                            1,179              1,637
Other                                                           5,467              5,984
                                                            ---------          ---------
                                                            $  18,748          $  20,990
                                                            =========          =========

(8) LONG-TERM DEBT:

Long-term debt consisted of the following (in thousands):

                                                                             2001              2000
                                                                          ----------       ----------
10.125% Unsecured Senior Notes, due December 15, 2007                     $  130,000       $  130,000

11.25% Unsecured Senior Discount Notes, due May 15, 2008                      26,831           24,330

 Revolving credit facility, due January 1, 2005                               16,000           13,750
                                                                          ----------       ----------
                                                                             172,831          168,080
 Less current maturities                                                          --               --
                                                                          ----------       ----------
                                                                          $  172,831       $  168,080
                                                                          ==========       ==========

The Company has outstanding $130,000,000 of 10.125% Unsecured Senior Notes (the "Notes") due December 15, 2007. Interest on the notes is payable semi-annually on June 15 and December 15.

The Company has a secured $40,000,000 revolving line of credit facility (the "Credit Facility") with a sublimit for up to $5,000,000 of letters of credit. The Credit Facility was amended on November 15, 2001 to modify certain terms and conditions and reduce available borrowings from $50,000,000 to $40,000,000. As a result of the amendment, borrowing rates were adjusted to current market rates. All amounts under the Credit Facility will bear interest at floating rates based on the agent's base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is secured by a first priority lien on substantially all of the assets of the Company. As of December 30, 2001, $16,000,000 in borrowings and approximately $1,034,000 of letters of credit were outstanding under the Credit Facility.

The Company has outstanding $31,100,000 of 11.25% Senior Discount Notes (the "Discount Notes") maturing on May 15, 2008. The Discount Notes were issued at a discount to their principal amount at maturity and generated gross proceeds to TRC of $18,009,000.

On November 15, 2001 the Company elected to begin accruing cash interest on the Discount Notes. Cash interest will be payable semi-annually on May 15 and November 15. The principal balance of the Notes on December 30, 2001 was $26,831,000. On May 15, 2003 the Company will be required to redeem $8,383,000 in principal of the Discount Notes at a redemption price of 105.625%.

In connection with the issuance of the Notes, the Discount Notes and obtaining the Credit Facility, the Company incurred deferred financing costs of approximately $6,541,000 which are being amortized over the terms of the debt agreements. The unamortized balance of these costs was $3,406,000 as of December 30, 2001.

Based on the borrowing rates currently available for debt with similar terms and maturities, the approximate fair market value of the Company's long-term debt was as follows (in thousands):

                                                                    2001             2000
10.125% Unsecured Senior Notes                                   $  126,100      $  119,600
11.25% Unsecured Senior Discount Notes                               26,031          22,384

Because the Company's revolving line of credit borrowings outstanding at December 30, 2001, bear interest at current market rates, management believes that the related liabilities reflected in the accompanying balance sheets approximated fair market value.

Pursuant to the Notes, the Discount Notes and the Credit Facility, the Company is subject to certain restrictions which limit additional indebtedness. Additionally, among other restrictions, the Credit Facility limits the Company's spending on capital expenditures and requires the Company to maintain specified financial ratios, including limits on interest expense and indebtedness compared to earnings before interest, taxes, depreciation and amortization. At December 30, 2001, the Company was in compliance with all such requirements. A continuing default under the Credit Facility could result in a default under the Notes and the Discount Notes. In the event of such a default and under certain circumstances, the trustee or the holders of the Notes or the Discount Notes could then declare the respective notes due and payable immediately.

The Notes, the Discount Notes and the Credit Facility restrict the ability of the Company to pay dividends or distributions to its equity holders. If no default or event of default exists, these restrictions generally allow the Company to pay dividends or distributions as follows:

         1. if at the time of such dividend or distribution the Company would have been allowed to incur at least $1.00 of additional indebtedness under fixed charge coverage ratio tests as defined in the 11.25% Senior Discount Note Indenture and the 10.125% Senior Note Indenture (the "Indentures").

         2. under the Discount Notes, if such dividend or distribution is less than the sum of 50% of consolidated net income from July 1, 1998 through the end of the most recent fiscal quarter plus 100% of any contribution to or net proceeds from issuance of its common equity plus additional dividends not to exceed $5 million after the date of the Indenture.

         3. under the Notes, in an aggregate amount after December 22, 1997 equal to 50% of positive net income, after tax distributions, from January 1, 1998 through the end of the most recently ended fiscal quarter plus additional dividends not to exceed $5 million after the date of the Indenture.

These available amounts are reduced by dividends paid as well as certain other restricted payments as defined in the Indentures.

Interest expense capitalized in connection with the Company's construction activities equaled approximately $159,000, $200,000 and $133,000 for the years ended December 30, 2001, December 31, 2000 and December 31, 1999, respectively.

(9) INCOME TAXES:

TRC and its subsidiaries file a consolidated Federal income tax return with RHC. For state purposes, each subsidiary generally files a separate return.

The following is a summary of the components of the (benefit from)/provision for income taxes for the past three years (in thousands):

                                                                                2001                2000                1999
                                                                             ---------           ---------           ---------
Current:
  Federal                                                                    $     707           $   3,470           $   2,533
  State and local                                                                  286               1,310                 726
                                                                             ---------           ---------           ---------
                                                                                   993               4,780               3,259
                                                                             ---------           ---------           ---------
Deferred:
  Federal                                                                       (1,688)             (2,566)             (3,555)
  State and local                                                                 (212)               (330)               (696)
                                                                             ---------           ---------           ---------
                                                                                (1,900)             (2,896)             (4,251)
                                                                             ---------           ---------           ---------
                                                                             $    (907)          $   1,884           $    (992)
                                                                             =========           =========           =========

A reconciliation of the statutory Federal income tax rate to the Company's effective income tax rate is as follows:

                                                                             2001             2000               1999
                                                                            ------           ------             -----
Federal                                                                       34.2%            34.2%             34.0%

Federal income tax credits                                                    63.6            (17.1)            (15.3)

State income taxes, net of Federal taxes                                       2.8              4.4               2.5

Amortization of goodwill                                                     (26.4)             7.2               6.7

Nondeductible expenses and other                                             (17.6)             3.1               6.6

Non-recurring item (Recapitalization)                                           --               --             (49.1)
                                                                            ------           ------             -----
                                                                              56.6%            31.8%            (14.6)%
                                                                            ======           ======            ======

The following is a summary of the significant components of the Company's deferred tax position (in thousands):

                                                                            2001                                 2000
                                                                   -------------------------          --------------------------
                                                                   Current        Noncurrent          Current         Noncurrent
                                                                   -------        ----------          -------         ----------
Capital leases                                                     $   --          $     517           $   --          $     662
Inventory                                                             259                 --              249                 --
Accrued expenses and reserves                                         446                126              526                727
Property and equipment                                                 --              7,940               --              6,411
Deferred compensation and other                                        --              2,326               --              1,771
                                                                   ------          ---------           ------          ---------
   Deferred tax assets                                                705             10,909              775              9,571
                                                                   ------          ---------           ------          ---------
Intangibles and other                                                  --             (4,014)              --             (4,646)
                                                                   ------          ---------           ------          ---------
   Deferred tax liabilities                                            --             (4,014)              --             (4,646)
                                                                   ------          ---------           ------          ---------
                                                                   $  705          $   6,895           $  775          $   4,925
                                                                   ======          =========           ======          =========

As a result of the Recapitalization, PFR was merged into TRC. For Federal and state income tax purposes, TRC's outside basis in PFR exceeded PFR's basis in its assets. Accordingly, TRC's outside basis was allocated among the assets of PFR, resulting in a favorable step up of tax basis. This created a deferred tax asset of $3,333,000 which reduced the income tax provision for 1999.

(10) RELATED PARTY TRANSACTIONS:

TRC had a revolving loan agreement with Mr. Smith, the terms of which were modified during 2000. As a result, $626,000 of Mr. Smith's obligation, representing accrued interest on the original principal amount, was constructively forgiven effective August 22, 2000 through a dividend to RHC. The remaining balance as of December 30, 2001 was $133,000 and is to be paid in one remaining installment due June 30, 2002.

FICC leases and formerly subleased certain land, buildings and equipment from the Company. During the fiscal years 2001, 2000 and 1999, lease and sublease income was $254,000, $343,000 and $331,000, respectively. The Company's obligations under two leases were terminated and the underlying leases were assumed by FICC during 2001.

TRC Realty LLC leases an aircraft for use by both FICC and TRC. The operating lease expires in November 2009. FICC and TRC currently share the cost of TRC Realty LLC's generally fixed expenses. In addition, FICC and TRC incur actual variable usage costs. Total expense reimbursed by FICC for the fiscal years 2001, 2000 and 1999 was $595,000, $581,000 and $471,000, respectively.

FICC purchases certain food products used in the normal course of business from Foxtail. For the fiscal years 2001, 2000 and 1999, purchases were $618,000, $759,000 and $967,000, respectively.

(11) COMMITMENTS AND CONTINGENCIES:

The Company is a party to various legal proceedings in the ordinary course of business. Management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on the consolidated financial statements of the Company.

In the past, the Company has sponsored financing programs offered by certain lending institutions to assist its franchisees in procuring funds for the construction of new franchised restaurants and to purchase and install in-store bakeries. The Company provides a limited guaranty of funds borrowed. At December 30, 2001, there were approximately $1,643,000 in borrowings outstanding under these programs. The Company has guaranteed $800,000 of these borrowings. No additional borrowings are available under these programs.

During 2000, the Company entered into a separate agreement to guarantee fifty percent of borrowings up to a total guarantee of $1,500,000 for use by a franchisee to remodel and upgrade existing restaurants. As of December 30, 2001, there were $2,796,000 in borrowings outstanding under this agreement of which $1,398,000 was guaranteed by the Company.

The majority of the Company's franchise revenues are generated from franchisees owning individually less than five percent of total franchised restaurants, and, therefore, the loss of any one of these franchisees would not have a material impact on the results of the Company's operations. As of December 30, 2001, three franchisees owned 87 of the 344 restaurants franchised by the Company. During 2001, the Company earned net royalties and license fees of approximately $1,962,000, $1,262,000 and $1,449,000 from these franchisees. While the exit of one of these franchisees from the system would have a material impact on the revenues of the Company, such an occurrence would not in itself impair the ability of the Company to maintain its operations.

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

(12) LONG-TERM INCENTIVE PLANS:

The Company's Executive Long-Term Incentive Plan (the "LTI Plan") was established for the benefit of officers and selected key employees of the Company as of January 1, 1998. Annual awards are based on an executive's position within the Company and are earned by participants based on Minimum, Target, and Maximum performance in earnings before interest, taxes, depreciation and amortization ("EBITDA") criteria determined by the Board of Directors each fiscal year. Long-Term Incentive Awards are payable in cash over 3 year periods at 33.3% per year, except for certain initial Long-Term Incentive Awards which are payable in cash 50% in year one, 33% in year two and 17% in year three. Long-Term Incentive Award payments are dependent upon TRC meeting specific EBITDA goals from year to year. The Company discontinued the LTI Plan as of December 30, 2001. A new plan is being designed to more effectively retain and reward officers and selected key employees of the Company and to more effectively compete with publicly held companies in the retention of top management.

Effective January 1, 1999, the Company established a Deferred Compensation Plan under which officers and key employees of the Company may defer specified percentages of their salaries, annual incentives and long-term compensation payments. The Company also makes matching contributions of the lesser of 3% of eligible compensation or $5,100. Amounts deferred are excluded from the participants' taxable income and are held in trust with a bank, where the funds are invested at the direction of each participant. As of December 30, 2001, $3,831,000 is held in trust under the plan and is included in other long-term assets and liabilities in the accompanying consolidated balance sheets.

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

The Company's Supplemental Executive Retirement Income Plan (the "SERP") was established on July 1, 1999. Under the SERP, a contribution is made each year on behalf of one executive of the Company. The executive immediately vests in 33.3% of the contribution while vesting in the remaining 66.7% is discretionary based on the attainment of certain performance criteria.

(13) EMPLOYEE BENEFITS:

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

Participants may elect to defer from 1% to 15% of their annual eligible compensation subject to Internal Revenue Code ("IRC") regulated maximums. The Company may make a matching contribution equal to a percentage of the amount deferred by the participant or a specified dollar amount as determined each year by the Board of Directors. During 2001, the Company elected to match contributions at a rate of 25% up to the first 6% deferred by each participant. During 2000 and 1999, the Company elected to match contributions at a rate of 50% up to the first 6% deferred by each participant. Company matching contributions to the Plan for each of the years 2001, 2000 and 1999 were $482,000, $772,000 and $792,000, respectively.

Participants are always 100% vested in their salary deferral accounts and qualified rollover accounts. Vesting in the employer matching account is based on qualifying Years of Service. A participant vests 60% in the employer matching account after three years, 80% after four years and 100% after five years.

(14) ASSET WRITE-DOWNS AND ASSETS HELD FOR DISPOSITION:

During 2001, the Company wrote down the carrying value of three properties to their estimated fair values. One of these properties was sold in January 2002. Operations at one of the properties were discontinued on December 30, 2001. The Company currently has no plans to discontinue operations of the third property. As required under SFAS No. 121, the carrying amounts of the assets associated with these restaurant properties were written down to their estimated fair market values based on the Company's experience in disposing of similar under-performing properties and negotiations relating to the disposal of the subject properties. Additionally, the Company wrote off the carrying amount of certain intangibles related to the future royalty income of franchised restaurants acquired by the Company in December 2001. The resulting non-cash charges related to these write-downs and write-offs reduced 2001 pre-tax income by $1,467,000.

During 2000, the Company identified three restaurant properties which were not expected to generate undiscounted future cash flows sufficient to cover the carrying value of the underlying assets related to these properties. Two of these properties were disposed of in January and February 2002. The third property was reopened by the Company as a Sage Hen Cafe in 2001. As required under SFAS No. 121, the carrying amounts of the assets associated with these restaurant properties were written down to their estimated fair market values based on the Company's experience in disposing of similar under-performing properties and negotiations relating to the disposal of the subject properties. The resulting non-cash charges reduced 2000 pre-tax income by $1,537,000.

During 1999, the Company identified five restaurant properties which were not expected to generate undiscounted future cash flows sufficient to cover the carrying value of the underlying assets related to these properties. One of these properties was disposed of in February 2000. The Company also wrote off the capitalized costs associated with the discontinuation of development of two prospective restaurant sites. Additionally, the Company recorded a charge to reduce to net realizable value the assets associated with a joint venture that the Company exited during the year. All of the non-cash charges recorded in 1999 in accordance with SFAS No. 121 were to reduce the carrying value of assets to their estimated fair market value and totalled $592,000.

As of December 30, 2001, the Company owned or leased nine properties held for disposal, with a total carrying value of $5,087,000. The assets are reflected in the accompanying balance sheet at the lower of historical cost, net of accumulated depreciation or fair market value less disposition costs. The Company's results of operations include losses related to these properties of $100,000, $321,000 and $214,000 for the years 2001, 2000 and 1999, respectively.
Of these properties, two were disposed of during the first quarter of 2002.

(15) SEGMENT REPORTING:

The Company has three primary operating segments: restaurants, franchise and manufacturing. The restaurant operating segment includes Company-operated restaurants. The franchise operating segment includes revenues and expenses directly allocable to franchised restaurants. The manufacturing segment consists of Foxtail.

Revenues for the restaurant segment result from the sale of menu products at Perkins restaurants operated by the Company. Revenues for the franchise segment consist primarily of initial franchise fees and royalty income earned as a result of operation of franchise restaurants. Revenues for the manufacturing segment are generated by the sale of food products to restaurants operated by the Company and franchisees through third-party distributors, as well as customers outside the Perkins system. Foxtail's sales to Company-operated restaurants are eliminated for external reporting purposes.

The following presents revenues and other financial information by business segment (in thousands):

2001:

                                                        Restaurants    Franchise    Manufacturing       Other          Totals
                                                        -----------    ---------    -------------       -----          ------
Revenues from
  external customers                                     $273,512       $22,260        $33,342         $ 1,390        $330,504
Intersegment revenues                                          --            --          9,514              --           9,514
Interest expense, net                                          --            --             --          18,197          18,197
Depreciation and
  amortization                                             16,036           225            959           6,222          23,442
Segment profit (loss)                                      21,956        18,515          7,803         (48,970)           (696)
Segment assets                                            130,517         5,579         11,838          63,030         210,964
Expenditures for
  segment assets                                           26,233            --            821             625          27,679

2000:

                                                        Restaurants    Franchise    Manufacturing       Other          Totals
                                                        -----------    ---------    -------------       -----          ------
Revenues from
  external customers                                     $280,499       $22,618        $32,546         $   581        $336,244
Intersegment revenues                                          --            --         10,064              --          10,064
Interest expense, net                                          --            --             --          18,106          18,106
Depreciation and
  amortization                                             15,522           236            918           6,114          22,790
Segment profit (loss)                                      29,494        19,120          7,189         (51,769)          4,034
Segment assets                                            124,662         7,751         12,628          65,471         210,512
Expenditures for
  segment assets                                           28,203            --            633             999          29,835

1999:

                                                        Restaurants    Franchise    Manufacturing       Other          Totals
                                                        -----------    ---------    -------------       -----          ------
Revenues from
  external customers                                     $264,682       $21,394        $28,767         $   857        $315,700
Intersegment revenues                                          --            --          9,509              --           9,509
Interest expense, net                                          --            --             --          17,160          17,160
Depreciation and
  amortization                                             14,003           255            864           5,932          21,054
Segment profit (loss)                                      29,728        18,561          6,101         (46,948)          7,442
Segment assets                                            116,808         9,014         14,019          60,723         200,564
Expenditures for
  segment assets                                           21,615            --            792           1,088          23,495

The Company evaluates the performance of its segments based primarily on operating profit before corporate general and administrative expenses, interest expense, amortization of goodwill and income taxes.

Assets not allocated to specific operating segments primarily include cash, corporate accounts receivable, deferred taxes and goodwill.

A reconciliation of other segment loss is as follows (in thousands):

                                                                            2001                2000                1999
                                                                         ---------           ---------           ---------
General and administrative expenses                                      $  26,317           $  25,913           $  25,812
Depreciation and amortization expenses                                       6,222               6,114               5,932
Interest expense                                                            18,197              18,106              17,160
Recapitalization costs                                                          --                  --                 835
Asset write-down                                                             1,467               1,537                 592
Provision for (Benefit from) disposition of assets, net                     (1,093)                 10                (567)
Cumulative effect of change in accounting principle                             --                  --                 340
Provision for (Benefit from) income taxes                                     (907)              1,884                (992)
Other                                                                       (1,233)             (1,795)             (2,164)
                                                                         ---------           ---------           ---------
                                                                         $  48,970           $  51,769           $  46,948
                                                                         =========           =========           =========

(16) ACQUIRED RESTAURANT OPERATIONS:

Prior to December 3, 2001, the Company leased or subleased eight restaurant properties to a franchisee in Denver, Colorado. The franchisee operated an additional three restaurants leased from unrelated third parties. In the third quarter of 2001, the franchisee was defaulted under the franchise license agreements on its eleven properties and defaulted under its leases with the Company. Two of the restaurants leased from third parties and one of the properties owned by the Company were closed subsequent to the end of the third quarter. The Company earned royalty revenues from this franchisee totaling $575,000, $653,000 and $629,000 for 2001, 2000 and 1999, respectively.
Additionally, the Company earned lease and sublease income from the eight properties it controlled totaling $591,000, $660,000 and $770,000 for 2001, 2000 and 1999, respectively.

On December 3, 2001, the Company terminated its leases on the eight restaurants leased or subleased to the franchisee, assumed the lease on one restaurant leased from a third party, and terminated its license agreements on all eleven properties. The Company also acquired the furniture, fixtures, equipment and operations of eight of the restaurants and continued to operate them as Perkins restaurants. One of the restaurants was subsequently closed in January 2002. All amounts owed to the Company as of December 3, 2001, under its license and lease agreements were deducted from the purchase price of the restaurants. The total purchase price for this transaction was $3,000,000, and resulted in goodwill of $670,000.

On October 25, 2001, the Company acquired the furniture, fixtures, equipment and operations of a restaurant from a franchisee. The total purchase price was $550,000.

During 2000, the Company acquired the operations of five restaurants from franchisees. Furniture, fixtures and equipment were acquired for each restaurant property. In addition the Company acquired the land and building at two of the locations and assumed leases on the remaining three. The total purchase price for these transactions was $6,158,000, and resulted in goodwill of $2,765,000.

(17) RESTAURANT DISPOSITIONS:

During 2001, the Company recorded a net gain of $1,093,000 related to the disposition of assets. This amount includes a loss of $132,000 related to discontinued development of certain sites and a net gain of $1,225,000 related to the sale of seven properties, five of which were Company-operated restaurants sold to a franchisee.

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

Report of Independent Public Accountants

To The Restaurant Company:

We have audited the accompanying consolidated balance sheets of The Restaurant Company (a Delaware corporation) and subsidiaries as of December 30, 2001 and December 31, 2000, and the related consolidated statements of operations, stockholder's investment and cash flows for the years ended December 30, 2001, December 31, 2000 and December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Restaurant Company and subsidiaries as of December 30, 2001 and December 31, 2000, and the results of its operations and its cash flows for the years ended December 30, 2001, December 31, 2000 and December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Memphis, Tennessee,
March 26, 2002.

                     THE RESTAURANT COMPANY AND SUBSIDIARIES
                         QUARTERLY FINANCIAL INFORMATION
                                   (UNAUDITED)
                                 (In Thousands)

                                          Gross Profit         Net Income
  2001 (b)                Revenues            (a)                (Loss)
  --------                --------        ------------         ----------
1st Quarter             $  100,567         $  22,299           $    151

2nd Quarter                 76,384            16,721                558

3rd Quarter                 76,078            16,319                695

4th Quarter                 77,475            14,877             (2,100)
                        -----------------------------------------------
                        $  330,504         $  70,216           $   (696)
                        ===============================================

                                           Gross Profit
    2000                    Revenues             (a)            Net Income
    ----                    --------       ------------         ----------
1st Quarter                $  80,905         $  18,062          $    209

2nd Quarter                   83,474            18,956              1,004

3rd Quarter                   88,141            21,214              1,636

4th Quarter                   83,724            19,187              1,185
                           ----------------------------------------------
                           $ 336,244         $  77,419          $   4,034
                           ==============================================

(a)      Represents total revenues less cost of sales.

(b) Effective January 1, 2001, the Company converted its financial reporting from a calendar year basis to thirteen four-week periods ending on the last Sunday in December. The first quarter includes four four-week periods. The first, second, third and fourth quarters of 2001 ended April 22, July 15, October 7, and December 30, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in, or disagreements with, accountants during 2001.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following individuals are currently serving as directors and executive officers of TRC:

Name                                Age              Position with TRC
----                                ---              -----------------
Donald N. Smith                     61               Chairman of the Board, Chief Executive Officer and
                                                        Chief Operating Officer

Theresa A. Nibi                     36               Director

Hollis W. Rademacher                66               Director

Steven R. McClellan                 46               Director, Executive Vice President and
                                                        Chief Financial Officer

Donald F. Wiseman                   55               Director, Vice President, General Counsel and
                                                        Secretary

James F. Barrasso                   51               Executive Vice President, Foodservice Development

Michael D. Kelly                    55               Executive Vice President, Marketing

Jack W. Willingham                  56               Executive Vice President, Restaurant Development

Daniel R. Durick                    54               Vice President, Research and Development

Richard J. Estlin                   58               Vice President, Strategic Coordination

William S. Forgione                 48               Vice President, Human Resources

Clyde J. Harrington                 43               Vice President, Operations Administration

Louis C. Jehl, Jr.                  40               Vice President, Controller

Patrick W. Ortt                     55               Vice President, Operations - Eastern Division

Steven J. Pahl                      46               Vice President, Operations - Western Division

Robert J. Winters                   50               Vice President, Franchise Development

DONALD N. SMITH

Donald N. Smith has been the Chairman of the Board and Chief Executive Officer of TRC since its organization in November 1985 and has been Chairman of the Board and Chief Executive Officer of RHC since its organization in December 1999. Mr. Smith has been Chief Operating Officer of TRC since September 1998 and was previously the Chief Operating Officer from November 1985 through November 1988. Mr. Smith has also served as Director of TRC Realty LLC since December 1999. In August 2000, Mr. Smith was elected a Director and President of TRCM. Mr. Smith also has been the Chairman of the Board and Chief Executive Officer of FICC since September 1988.

THERESA A. NIBI

Theresa A. Nibi was elected a Director of TRC and RHC in October 2001. Since June 1999, Ms. Nibi has been a Director of BancBoston Capital, Inc. and its affiliates. For more than two years prior, Ms. Nibi served as Vice President of BancBoston Capital, Inc. and its affiliates.

HOLLIS W. RADEMACHER

Hollis W. Rademacher was elected a Director of TRC and RHC in June 2000. For more than the past five years Mr. Rademacher has been a Principal of Hollis W. Rademacher & Company, a private consulting and investment company. Mr. Rademacher also serves on the Boards of Directors of Wintrust Financial Corporation, CTN Media Group, Inc. and Schawk, Inc.

STEVEN R. MCCLELLAN

Steven R. McClellan was elected a Director of TRC and RHC in December 1999. Mr. McClellan has been Executive Vice President and Chief Financial Officer of TRC since September 1996 and has been Executive Vice President and Chief Financial Officer of RHC since December 1999. He has also been Director and President of Perkins Finance Corp. since November 1997 and President of TRC Realty LLC since December 1999. Since August 2000, Mr. McClellan has also served as a Director, Senior Vice President and Treasurer of TRCM.

DONALD F. WISEMAN

Donald F. Wiseman has been a Director of TRC and RHC since December 1999. Mr. Wiseman has been Vice President, General Counsel and Secretary of TRC since December 1991 and has been Vice President, General Counsel and Secretary of RHC since December 1999. He has also been Director and Secretary of Perkins Finance Corp. since November 1997 and Vice President and Secretary of TRC Realty LLC since December 1999. Since August 2000, Mr. Wiseman has also served as a Director, Senior Vice President and Secretary of TRCM.

JAMES F. BARRASSO

James F. Barrasso has been Executive Vice President, Foodservice Development of TRC since February 1999. For more than two years prior, he was Vice President, Foodservice Development for TRC. Mr. Barrasso has served in various executive positions with TRC since September 1983.

MICHAEL D. KELLY

Michael D. Kelly has been Executive Vice President, Marketing of TRC since March 1993.

JACK W. WILLINGHAM

Jack W. Willingham has been Executive Vice President, Restaurant Development of TRC since April 1994. Mr. Willingham served as Vice President, Corporate Development from July 1991 to April 1994.

DANIEL R. DURICK

Daniel R. Durick was elected Vice President, Research and Development of TRC in July 2001. From June 1989 to July 2001 Mr. Durick served as President of Emerging Food Technologies, L.C.

RICHARD J. ESTLIN

Richard J. Estlin has been Vice President, Strategic Coordination of TRC since September 1997. He has also been Vice President, Strategic Coordinator of RHC and Vice President of TRCM since December 1999 and August 2000, respectively. In May 1997, Mr. Estlin retired as Vice President, Chief Financial Officer of UNO-VEN Company, a position that he held for more than one year prior.

WILLIAM S. FORGIONE

William S. Forgione has been Vice President, Human Resources of TRC since August 1997. For more than one year prior, he was Vice President, Human Resources of College Affiliated Medical Practice Group.

CLYDE J. HARRINGTON

Clyde J. Harrington has been Vice President, Operations Administration of TRC since September 1996. Mr. Harrington served as Director, Systems Operations from March 1995 to September 1996.

LOUIS C. JEHL, JR.

Louis C. Jehl, Jr. was elected Vice President, Controller of TRCM in August 2000. He has also been Vice President, Controller of TRC and RHC since May 1999 and December 1999, respectively. From February 1999 to May 1999 he served as Controller of TRC. Mr. Jehl has also served as Treasurer of TRC Realty LLC since December 1999. Mr. Jehl has held varying positions in accounting and finance with the Company since March 1987. He is a Certified Public Accountant.

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

ROBERT J. WINTERS

Robert J. Winters has been Vice President, Franchise Development of TRC since October 1996. He served as Senior Director, Franchise Development from March 1993 to October 1996 and served as Director, Training and Development, from October 1990 to March 1993.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation paid or accrued for services rendered to the Company in all capacities during each of the three years in the period ended December 30, 2001 with respect to the Chief Executive Officer and the four most highly compensated executive officers whose total annual salary and bonus exceeded $100,000.

                                                                                             LONG-TERM
                                                     ANNUAL COMPENSATION                   COMPENSATION
                                     -----------------------------------------------       ------------            ALL OTHER
                                                                                                LTIP                COMPEN-
PRINCIPAL POSITION                   YEAR           SALARY       BONUS       OTHER             PAYOUTS              SATION
------------------------------------------------------------------------------------------------------------------------------
Donald N. Smith                      2001          $505,480    $237,988    $ 8,213(1)               --                   --
 Chairman & Chief                    2000           472,305     518,063      5,850(1)               --                   --
 Executive Officer                   1999           455,976     450,000      5,850(1)               --                   --

Steven R. McClellan                  2001          $271,498          $0     $9,000(1)                $0           $5,200(2)
 Exec. Vice President  &             2000           252,128      63,800      9,000(1)           100,700            5,200(2)
 Chief Financial Officer             1999           205,822     205,800      9,000(1)            95,000            4,900(2)

Michael D. Kelly                     2001          $222,772          $0    $10,626(1)                $0           $5,200(2)
 Exec. Vice President,               2000           208,249      49,800     10,371(1)           100,942            5,200(2)
 Marketing                           1999           208,622      77,200      9,000(1)            93,700            4,900(2)

Jack W. Willingham                   2001          $207,410          $0     $9,000(1)                $0         $127,700(3)
 Exec. Vice President,               2000           194,930      47,400      9,000(1)            92,877           46,033(3)
 Restaurant  Development             1999           195,305      70,500      9,000(1)            87,620          127,400(3)

Donald F. Wiseman                    2001          $207,908          $0     $9,000(1)                $0           $5,200(2)
 Vice President, General             2000           194,410      42,300      9,000(1)            66,355            5,200(2)
 Counsel and Secretary               1999           181,392     120,050      9,000(1)            66,800            4,900(2)

-----------------

(1) Includes auto allowance paid to the named executive officers. Also includes relocation expenses in the amount of $1,626 for 2001 and $1,371 for 2000 for Mr. Kelly.

(2) Includes Perkins' matching contributions allocated to the named executive officers under the Perkins Retirement Savings Plan and the Deferred Compensation Plan.

(3) Mr. Willingham is eligible for benefits payable annually after retirement through a supplemental defined contribution retirement plan agreement between the Company and Mr. Willingham. The total amount available to be contributed to such plan on his behalf each year is $122,500. $40,833 is guaranteed with the remaining $81,667 being discretionary subject to Mr. Willingham meeting specific performance goals set by Mr. Smith. The contribution on Mr. Willingham's behalf was $122,500, $40,833 and $122,500 for fiscal 1999, 2000 and 2001, respectively. In addition, Mr. Willingham received matching contributions to the Perkins Retirement Savings Plan and Deferred Compensation Plan of $5,200, $5,200 and $4,900 in 2001, 2000 and 1999,
         respectively.

COMPENSATION OF DIRECTORS.

Hollis W. Rademacher is paid $2,500 for each Board Meeting of TRC he attends. Mr. Rademacher was paid for four meetings of the board in 2001. No other Directors are compensated for their services as such.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

The following table sets forth the number of shares beneficially owned indirectly on March 28, 2002 by BancBoston Ventures, Inc.

                                                                       Amount and
                                                                       Nature of
                                                                       Beneficial              Percent
Title of Class                      Name of Beneficial Owner           Ownership               of Class
--------------                      ------------------------           ---------               --------
Common Stock                        BancBoston Ventures, Inc.           2,267(1)               21.0%
                                    100 Federal Street
                                    Boston, MA   02110

(1) Owned indirectly through BancBoston Ventures, Inc.'s ownership of RHC, the sole shareholder of TRC.

(b) SECURITY OWNERSHIP OF MANAGEMENT.

The following table sets forth the number of shares beneficially owned either directly or indirectly on March 28, 2002 by all directors and the executive officers named in the Executive Compensation Table above, including all directors and officers as a group:

                                                                       Amount and               Percent
                                                                       Nature of               of Class
                                                                       Beneficial               (* less
Title of Class                      Name of Beneficial Owner           Ownership               than 1%)
--------------                      ------------------------           ----------              ---------
Common Stock                         Donald N. Smith                    7,574 (1)                 70.0%

       "                             Theresa A. Nibi                    2,267 (2)                 21.0%

       "                             Hollis W. Rademacher                   5 (3)                    *

-----------------

(1) Beneficially owned by Mr. Smith through two family trusts owning seventy percent of the common stock of RHC, the sole shareholder of TRC.

(2) Owned indirectly by BancBoston Ventures, Inc. indirectly through its ownership of RHC. Ms. Nibi is an officer and director of BancBoston Ventures, Inc.

(3)      Owned indirectly through RHC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a) TRANSACTIONS WITH MANAGEMENT AND OTHERS.

During 2001 and 2000, FICC purchased certain food products from Foxtail for which the Company was paid approximately $618,000 and $759,000, respectively. The Company believes that the prices paid to the Company for these products were no less favorable than the prices that would have been paid for the same products by a non-affiliated party in an arm's length transaction.

FICC leases and formerly subleased certain land, buildings and equipment from the Company. During 2001 and 2000, lease and sublease income was $254,000 and $343,000, respectively. The Company's obligations under two leases were terminated and the underlying leases were assumed by FICC during 2001. The Company believes that the terms of the one remaining lease are no less favorable to the Company than could be obtained if the transaction was entered into with an unaffiliated third party.

TRC Realty LLC leases an aircraft for use by both FICC and TRC. The operating lease expires in November 2009. FICC and TRC currently share the cost of TRC Realty LLC's generally fixed expenses. In addition, FICC and TRC incur actual variable usage costs . Total expense reimbursed by FICC for the fiscal years 2001 and 2000 was $595,000 and $581,000, respectively.

(b) INDEBTEDNESS OF MANAGEMENT.

TRC had a revolving loan agreement with Mr. Smith, the terms of which were modified during 2000. As a result, $626,000 of Mr. Smith's obligation, representing accrued interest on the original principal amount, was constructively forgiven effective August 22, 2000 through a dividend to RHC and subsequent dividend by RHC to Mr. Smith. The remaining balance as of December 30, 2001 was $133,000 and is to be paid in one remaining installment due June 30, 2002.

In June 2000, James F. Barrasso, Executive Vice President, Foodservice Development, borrowed $65,000 from TRC with interest at the prime rate. The outstanding principal balance at December 30, 2001 was $65,000.

In July 2001, Clyde J. Harrington, Vice President, Operations Administration, borrowed $60,000 from TRC with interest at the prime rate. The outstanding principal balance at December 30, 2001 was $60,000.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. FINANCIAL STATEMENTS (INCLUDING RELATED NOTES TO FINANCIAL STATEMENTS) FILED AS PART OF THIS REPORT ARE LISTED BELOW:

         Report of Independent Public Accountants.
         Consolidated Statements of Operations for the Years Ended December 30,
                 2001, December 31, 2000 and December 31, 1999.
         Consolidated Balance Sheets at December 30, 2001 and December 31, 2000. Consolidated Statements of Stockholder's Investment for the Years Ended
                  December 30, 2001, December 31, 2000 and December 31, 1999. Consolidated Statements of Cash Flows for the Years Ended December 30,
                  2001, December 31, 2000 and December 31, 1999.

         2. THE FOLLOWING FINANCIAL STATEMENT SCHEDULES FOR THE YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 31, 1999 ARE INCLUDED:

         No.
         ---
                           Report of Independent Public Accountants on Schedule.
           II.             Valuation and Qualifying Accounts.

Schedules I, III, IV and V are not applicable and have therefore been omitted.

         3.       EXHIBITS (FOOTNOTES APPEAR ON PAGE 50):

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

                  10.10             Amendment No. 4 to Revolving Credit Agreement, by and among The Restaurant Company, Fleet
                                    National Bank and other lending institutions, Fleet National Bank as agent and administrative agent and Bank of America, N.A. as syndication agent. *

                  21                Subsidiaries of the Registrant.

                  24                Power of Attorney (Included on Page II-12).*

                  99.1              Stockholder's Agreement dated as of December 22, 1999, among RHC, BBV and DNS.*

                  99.2              Letter of Registrant pursuant to Temporary Note 3T to Article 3 of
                                    Regulation S-X.

                   -----------------

         *        Previously filed.

TRADEMARK NOTICE.

The following trademarks are used in this report to identify products and services of The Restaurant Company: Perkins, Perkins Family Restaurant, Perkins Restaurant and Bakery, Perkins Family Restaurant and Bakery and Perkins Bakery.

                           [INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this the first day of April 2002.

                                       THE RESTAURANT COMPANY



                                       By: /s/ Donald N. Smith
                                          -------------------------------------
                                       Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on this the first day of April 2002.

Signature                                            Title



/s/ Donald N. Smith                                  Chairman of the Board, Chief Executive Officer
----------------------------------
Donald N. Smith



/s/ Theresa  A. Nibi                                 Director
----------------------------------
Theresa A. Nibi



/s/ Hollis W. Rademacher                             Director
----------------------------------
Hollis W. Rademacher



/s/ Steven R. McClellan                              Executive  Vice President, Chief Financial
----------------------------------                   Officer and Director
Steven R. McClellan



/s/ Donald F. Wiseman                                Vice President, General Counsel,
----------------------------------                   Secretary and Director
Donald F. Wiseman



/s/ Louis C. Jehl                                    Vice President and Controller
----------------------------------
Louis C. Jehl

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To The Restaurant Company:


We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of The Restaurant Company and subsidiaries included in this Form 10-K, and have issued our report thereon dated March 26, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14.(a)2. is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Memphis, Tennessee,
March 26, 2002.

                                                                     SCHEDULE II

                             THE RESTAURANT COMPANY
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                          Column A                               Column B           Column C            Column D        Column E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   Additions
                                                                             ---------------------
                                                                Balance at   Charged       Charged     Deductions       Balance
                                                               Beginning of  to Costs &   to Other        from          at Close
                         Description                             Period       Expenses    Accounts      Reserves       of Period
-----------------------------------------------------------------------------------------------------------------------------------

FISCAL YEAR ENDED DECEMBER 30,  2001

 Allowance for Doubtful Accounts                                $    818       $  484       $  --       $  (187)(a)    $  1,115
                                                                ========       ======       =====       =======        ========

Reserve for Disposition of Assets                               $    156       $   --       $  --       $    --        $    156
                                                                ========       ======       =====       =======        ========

FISCAL YEAR ENDED DECEMBER 31, 2000

 Allowance for Doubtful Accounts                                $  1,159       $  469       $  --       $  (810)(a)    $    818
                                                                ========       ======       =====       =======        ========

Reserve for Disposition of Assets                               $    156       $   --       $  --       $    --        $    156
                                                                ========       ======       =====       =======        ========

FISCAL YEAR ENDED DECEMBER 31, 1999

 Allowance for Doubtful Accounts                                $    656       $  628       $  --       $  (125)(a)    $  1,159
                                                                ========       ======       =====       =======        ========

Reserve for Disposition of Assets                               $    654       $   --       $  --       $  (498)       $    156
                                                                ========       ======       =====       =======        ========

-----------------

(a) Represents uncollectible accounts written off, net of recoveries, and net costs associated with direct financing sublease receivables for which a reserve was established.