Form 10-Q
period 2002-04-21
RESTAURANT CO
filed 2002-06-05
CIK 1047040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 21, 2002

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

     Indicate by ✓ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands)

	Quarter Ended

	April 21,	April 22,
	2002	2001

REVENUE:
Food sales	$98,409	$93,689
Franchise and other revenue	6,603	6,878

Total Revenue	105,012	100,567

COSTS AND EXPENSES:
Cost of sales:
Food cost	27,592	26,083
Labor and benefits	35,034	32,471
Operating expenses	20,122	19,714
General and administrative	9,209	9,548
Depreciation and amortization	6,767	7,244
Interest, net	5,616	5,602
Loss on disposition of assets	28	72
Other, net	(242)	(393)

Total Costs and Expenses	104,126	100,341

Income before income taxes	886	226
Provision for income taxes	(257)	(75)

NET INCOME	$629	$151

The accompanying notes are an integral part of these consolidated statements.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	April 21,
	2002	December 30,
	(Unaudited)	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,914	$4,501
Receivables, less allowance for doubtful accounts of $949 and $907	8,953	8,468
Inventories, at the lower of first-in, first-out cost or market	5,169	5,330
Prepaid expenses and other current assets	2,719	2,692
Deferred income taxes	705	705

Total current assets	22,460	21,696

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation and amortization	134,517	136,393
ASSETS HELD FOR DISPOSITION	3,035	5,087
GOODWILL	27,035	27,035
INTANGIBLE ASSETS, net of accumulated amortization of $3,911 and $3,651	5,380	5,667
NOTES RECEIVABLE, less allowance for doubtful accounts of $196 and $208	366	303
DEFERRED INCOME TAXES	6,895	6,895
OTHER ASSETS	7,723	7,888

	$207,411	$210,964

The accompanying notes are an integral part of these consolidated balance sheets.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par and Share Amounts)

	April 21,
	2002	December 30,
	(Unaudited)	2001

LIABILITIES AND STOCKHOLDER’S INVESTMENT
CURRENT LIABILITIES:
Current maturities of capital lease obligations	$985	$1,030
Accounts payable	9,038	13,100
Accrued expenses	24,301	18,748

Total current liabilities	34,324	32,878

CAPITAL LEASE OBLIGATIONS, less current maturities	1,596	1,944
LONG-TERM DEBT	167,338	172,831
OTHER LIABILITIES	5,972	5,759
STOCKHOLDER’S INVESTMENT:
Common stock $.01 par value, 100,000 shares authorized, 10,820 issued and outstanding	1	1
Accumulated deficit	(1,820)	(2,449)

Total stockholder’s deficit	(1,819)	(2,448)

	$207,411	$210,964

The accompanying notes are an integral part of these consolidated balance sheets.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Quarter Ended

	April 21,	April 22,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$629	$151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,767	7,244
Accretion of interest on Senior Discount Notes	7	875
Provision for bad debt expense	112	125
Loss on disposition of assets	28	72
Net changes in other operating assets and liabilities	961	(1,477)

Total adjustments	7,875	6,839

Net cash provided by operating activities	8,504	6,990

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(4,520)	(6,384)
Proceeds from sale of assets held for disposition	2,030	—
Proceeds from notes receivable	292	78

Net cash used in investing activities	(2,198)	(6,306)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments on) net proceeds from long-term debt	(5,500)	250
Principal payments under capital lease obligations	(393)	(300)

Net cash used in financing activities	(5,893)	(50)

Net increase in cash and cash equivalents	413	634

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	4,501	5,361

Balance, end of period	$4,914	$5,995

The accompanying notes are an integral part of these consolidated statements.

THE RESTAURANT COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Organization

The Restaurant Company (the “Company,” “Perkins,” or “TRC”) is a wholly-owned subsidiary of The Restaurant Holding Corporation (“RHC”). TRC conducts business under the name “Perkins Restaurant and Bakery”. TRC is also the sole stockholder of TRC Realty LLC, The Restaurant Company of Minnesota (“TRCM”) and Perkins Finance Corp. RHC is owned by Donald N. Smith (“Mr. Smith”), TRC’s Chairman and Chief Executive Officer, and BancBoston Ventures, Inc. Mr. Smith is also the Chairman and Chief Executive Officer of Friendly Ice Cream Corporation (“FICC”), which operates and franchises approximately 550 restaurants, located primarily in the northeastern United States.

Basis of Presentation

The accompanying unaudited consolidated financial statements of TRC have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of the operating results. Results of operations for the interim periods are not necessarily indicative of a full year of operations. The notes to the financial statements contained in the 2001 Annual Report on Form 10-K should be read in conjunction with these statements.

Certain prior year amounts have been reclassified to conform to current year presentation.

Change in Accounting Reporting Period

Effective January 1, 2001, the Company converted its financial reporting from a calendar year basis to thirteen four-week periods ending on the last Sunday in December. The first quarter each year will include four four-week periods. The first quarter of 2002 ended on April 21, 2002. The remaining quarters, consisting of three four-week periods, will end on July 14, October 6 and December 29.

Contingencies

The Company is a party to various legal proceedings in the ordinary course of business. Management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

In the past, the Company has sponsored financing programs offered by certain lending institutions to assist its franchisees in procuring funds for the construction of new franchised restaurants and to purchase and install in-store bakeries. The Company provided a limited guaranty of funds borrowed. The Company’s obligations under these agreements expired during the first quarter of 2002.

On June 9, 2000, the Company entered into an agreement to guarantee fifty percent of borrowings up to a total guarantee of $1,500,000 for use by a franchisee to remodel and upgrade existing restaurants. As of April 21, 2002, there were $3,000,000 in borrowings outstanding under this agreement of which $1,500,000 were guaranteed by the Company.

Supplemental Cash Flow Information

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the quarters ended April 21 and April 22, consists of the following (in thousands):

	Quarter Ended

	April 21,	April 22,
	2002	2001

(Increase) Decrease in:
Receivables	$(894)	$14
Inventories	161	165
Prepaid expenses and other current assets	(27)	(386)
Other assets	17	190
Increase (Decrease) in:
Accounts payable	(4,062)	(2,268)
Accrued expenses	5,270	1,217
Other liabilities	496	(409)

	$961	$(1,477)

Other supplemental cash flow information is as follows (in thousands):

	Quarter Ended

	April 21,	April 22,
	2002	2001

Cash paid for interest	$391	$307
Income taxes paid	148	587
Income tax refunds received	639	16

Segment Reporting

The following presents revenue and other financial information by business segment for the periods ended April 21 and April 22 (in thousands):

2002:

	Restaurants	Franchise	Manufacturing	Other	Totals

Revenue from external customers	$88,683	$6,468	$9,113	$748	$105,012
Intersegment revenue	—	—	2,882	—	2,882
Segment profit (loss)	8,068	5,427	2,066	(14,932)	629

2001:

	Restaurants	Franchise	Manufacturing	Other	Totals

Revenue from external customers	$84,873	$6,682	$8,754	$258	$100,567
Intersegment revenue	—	—	2,617	—	2,617
Segment profit (loss)	8,046	5,670	1,900	(15,465)	151

A reconciliation of other segment loss is as follows (in thousands):

	2002	2001

General and administrative expenses	$7,826	$8,167
Depreciation and amortization expenses	1,373	1,862
Interest expense	5,616	5,602
Loss on disposition of assets	28	72
Income tax expense	257	75
Other	(168)	(313)

	$14,932	$15,465

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 modifies the rules for accounting for goodwill and other intangible assets including the cessation of amortization of goodwill. It also requires an annual assessment of goodwill for impairment. The Company adopted SFAS No. 142 effective December 31, 2001 and ceased amortization of goodwill in 2002 under the provisions of the statement. All intangibles, including goodwill, will be evaluated for impairment in accordance with SFAS No. 142. If SFAS No. 142 had been in effect during 2001 and amortization of goodwill had not been reported, net income for the first quarter of 2001 would have been approximately $265,000 greater than the reported total of $151,000.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” SFAS No. 144 modifies the rules for evaluating the recoverability of assets (including intangibles) when events and circumstances indicate that the assets might be impaired. The Company adopted SFAS No. 144 effective December 31, 2001, with no material impact on the Company’s financial position or results of operations.

ITEM  2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FIRST QUARTER ENDED APRIL 21, 2002

RESULTS OF OPERATIONS

Overview:

The Company is a leading operator and franchisor of mid-scale restaurants located in 35 states and 4 Canadian provinces. As of April 21, 2002, the Company owned and operated 152 and franchised 348 Perkins Restaurants. Both the Company-operated and franchised Perkins Restaurants operate under the names “Perkins Restaurant and Bakery,” “Perkins Family Restaurant,” “Perkins Family Restaurant and Bakery,” or “Perkins Restaurant” and the mark “Perkins”. The Company also operates two Sage Hen Cafes. The Company manufactures and distributes bakery products which are sold to Company-operated restaurants, franchisees, third-party bakers and food distributors. The business of Perkins was founded in 1958, and since then Perkins has continued to adapt its menus, product offerings, building designs and decor to meet changing consumer preferences. Perkins is a highly recognized brand in the geographic areas it serves.

The Company’s revenues are derived primarily from the operation of Company-owned restaurants, the sale of bakery products produced by its manufacturing division, Foxtail Foods (“Foxtail”), and franchise fees. In order to ensure consistency and availability of Perkins’ proprietary products to each unit in the system, Foxtail offers cookie doughs, muffin batters, pancake mixes, pies and other food products to Company-operated and franchised restaurants through food service distributors. Additionally, it produces a variety of non-proprietary products for sale in various retail markets. Sales to Company-operated restaurants are eliminated in the accompanying statements of income. For the quarter ended April 21, 2002, revenues from Company-operated restaurants, Foxtail and franchise and other accounted for 85.0%, 8.7% and 6.3% of total revenue, respectively.

TRC leases an executive aircraft through TRC Realty LLC. The aircraft is operated for the benefit of, and all operating costs are reimbursed by, TRC and FICC. Revenue received from FICC is included in franchise and other revenue in the accompanying statements of income.

A summary of the Company’s results for the quarters ended April 21, 2002 and April 22, 2001 are presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenue.

	Quarter Ended

	April 21,	April 22,
	2002	2001

Revenue:
Food sales	93.7%	93.2%
Franchise and other revenue	6.3	6.8

Total Revenue	100.0	100.0

Costs and Expenses:
Cost of sales:
Food cost	26.3	25.9
Labor and benefits	33.4	32.3
Operating expenses	19.2	19.6
General and administrative	8.8	9.5
Depreciation and amortization	6.4	7.2
Interest, net	5.3	5.6
Loss on disposition of assets	—	0.1
Other, net	(0.2)	(0.4)

Total Costs and Expenses	99.2	99.8

Income before income taxes	0.8	0.2
Provision for income taxes	(0.2)	(0.1)

Net Income	0.6%	0.1%

Net income for the first quarter of 2002 was $629,000 versus $151,000 for the first quarter of 2001.

Revenue:

Total revenues for the first quarter of 2002 increased 4.4% over the prior year first quarter primarily due to the opening of seven new Company-operated Perkins Restaurants and the addition of nine formerly franchised Restaurants acquired from franchisees since January 1, 2001. Growth of Foxtail sales and the sales from two new Sage Hen Cafés also contributed to the increase. These sales increases were partially offset by the continued impact of the closing of four Company-operated Restaurants and the sale of five Company-operated restaurants to a franchisee during 2001.

Same store comparable sales in Company-operated Restaurants decreased approximately 0.9% due to a 1.4% decline in comparable guest visits. This decrease was partially offset by an increase in the guest check average due to cumulative price increases and higher prices on promotional items.

Revenues from Foxtail increased approximately 4.1% over the prior year first quarter, and constituted approximately 8.7% of the Company’s revenue. The increase is primarily due to an increase in sales outside the Perkins system.

Franchise and other revenue decreased 4.0% over the first quarter of 2001. Since the first quarter of 2001, the Company’s franchisees have opened 14 restaurants and acquired five restaurants from the Company. Franchisees have closed 12 restaurants and the Company has purchased nine franchised restaurants. This net decrease in the number of franchised restaurants and a drop in franchised restaurant comparable sales contributed approximately 60 percent of the decline in franchise and other revenues. The remaining decrease was due to lower franchise opening fees and decreased aircraft income.

Costs and Expenses:

Food cost:

As a percentage of total revenue, food cost for the quarter ended April 21, 2002, increased 0.4 percentage points over the first quarter of 2001 due to increased food cost for the restaurant division. Restaurant food cost, as a percentage of restaurant sales, increased 0.3 percentage points due primarily to a net increase in commodity costs and differences in the mix of promotional menu items. Foxtail food cost as a percentage of Foxtail sales decreased slightly due to stable costs and improved efficiencies.

Labor and benefits:

Labor and benefits expense, as a percentage of total revenue, increased 1.1 percentage points for the quarter ended April 21, 2002 as compared to the first quarter of 2001. The increase is primarily due to a decrease in productivity in Company-operated restaurants and an increase in workers’ compensation program costs. The company anticipates that productivity will improve in the second quarter, but expects increased workers’ compensation program costs to negatively impact labor and benefits expense for the remainder of the year. The impact of workers’ compensation costs in the first quarter contributed approximately 10% of the increase in labor and benefits.

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

Operating expenses:

Operating expenses, expressed as a percentage of total revenue for the quarter decreased 0.4 percentage points. The decrease is primarily due to a drop in natural gas costs. This positive variance was partially offset by incremental costs for supplies and repairs and maintenance as a result of a focus by the Company on improving the image of its restaurants.

General and administrative:

General and administrative expenses, as a percentage of total revenue for the quarter, decreased 0.7 percentage points primarily due to selected staff reductions in the third quarter of 2001. Incentive compensation costs also decreased.

Depreciation and amortization:

Depreciation and amortization expense decreased from 7.2 percent of sales to 6.4 percent of sales primarily due to the adoption of SFAS No. 142 and the increase in total revenue. Had SFAS No. 142 been adopted as of January 1, 2001, depreciation and amortization expense in the prior year would have been approximately $397,000 lower and 6.8 percent of sales.

Interest, net:

Interest expense, as a percentage of total revenue, decreased 0.3 percentage points over the first quarter of 2001. The decrease is the result of reduced average borrowings and lower variable interest rates on the Company’s revolving line of credit.

Other, net:

Other income decreased due to the reduction in the number of properties leased and subleased to third parties.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary sources of funding during the quarter were cash flows from operating activities and the sale of three former restaurant properties. The principal uses of cash during the quarter were capital expenditures and the reduction of outstanding borrowings on the Company’s line of credit. Capital expenditures consisted primarily of building and equipment purchases for new Company-operated restaurants, restaurant maintenance and costs related to remodeling and upgrading existing restaurants.

The following table summarizes capital expenditures for the quarters ended April 21, 2002 and April 22, 2001 (in thousands):

	Quarter Ended

	April 21,	April 22,
	2002	2001

New restaurants	$431	$3,598
Maintenance	1,921	1,103
Remodeling and reimaging	1,513	832
Manufacturing	106	125
Other	549	726

Total Capital Expenditures	$4,520	$6,384

The Company’s capital budget for 2002 is $16.0 million. The capital budget will be primarily applied to remodeling of existing restaurants, restaurant maintenance and upgrades of the Company’s technology systems. The capital spending plan also includes expenditures for the building of one new restaurant and furniture, fixtures and equipment for three new restaurants. The Company intends to enter into one ground lease and operating leases for two build-to-suit locations. The primary source of funding for these projects is expected to be cash flows from operating activities. Capital spending could vary significantly from planned amounts as certain of these expenditures are discretionary in nature.

As is typical in the restaurant industry, the Company ordinarily operates with a working capital deficit since the majority of its sales are for cash, while credit is received from its suppliers. Funds generated by cash sales in excess of those needed to service short term obligations are used by the Company to reduce debt and acquire capital assets. At April 21, 2002, this working capital deficit was $11.9 million.

The Company has a secured $40,000,000 revolving line of credit facility (the “Credit Facility”) with a sublimit for up to $5,000,000 of letters of credit. All amounts under the Credit Facility bear interest at floating rates based on the agent’s base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is secured by a first priority lien on substantially all of the assets of the Company. As of April 21, 2002, $10,500,000 in borrowings and approximately $1,847,000 of letters of credit were outstanding under the Credit Facility.

On November 15, 2001 the Company elected to begin accruing cash interest on its 11.25% Senior Discount Notes (the “Notes”). Cash interest will be payable semi-annually on May 15 and November 15. The principal balance of the Notes on April 21, 2002 was $26,838,000. On May 15, 2003 the Company will be required to redeem $8,383,000 in principal of the Notes at a redemption price of 105.625%. The Company intends to reduce capital spending in 2002 to provide funds for the payment of cash interest on the Notes, which is expected to be $2,969,000 in 2002.

The Company has contractual obligations and commercial commitments including long-term debt, land lease obligations for Company operated restaurants and the office space for corporate operations. The table below presents, as of April 21, 2002, the Company’s future scheduled principal repayments of long-term debt and lease obligations (in thousands).

		Capital	Operating	Total
	Long-Term	Lease	Lease	Contractual
	Debt	Obligations	Obligations	Cash Obligations

2002	$—	$747	$5,793	$6,540
2003	8,829	827	7,537	17,193
2004	—	575	6,797	7,372
2005	10,500	398	6,096	16,994
2006	—	312	5,712	6,024
Thereafter	148,009	279	30,262	178,550

Total	$167,338	3,138	$62,197	$232,673
Less:
Amounts representing interest		(557)

Capital lease obligations		$2,581

The Company’s ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on the Company’s future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond control of the Company. Based upon the current level of operations, management believes that cash flow from operating activities and available cash, together with available borrowings under the Credit Facility, will be adequate to meet the Company’s liquidity needs for the immediate future. However, the Company may need to recapitalize or refinance all or a portion of the principal of its senior notes on or prior to maturity. There can be no assurance that the Company will generate sufficient cash flow from operations, have access to capital markets or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such recapitalization or refinancing on commercially reasonable terms or at all.

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

ITEM  2A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company currently has market risk sensitive instruments related to interest rates. The Company is not subject to significant exposure for changing interest rates on its senior notes because the interest rates are fixed. The Company has in place a $40,000,000 line of credit facility which matures on January 1, 2005. All borrowings under the facility bear interest at floating rates based on the agent’s base rate or Eurodollar rates. The Company had $10,500,000 outstanding under the line of credit facility at April 21, 2002. While changes in market interest rates would affect the cost of funds borrowed in the future, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows would not be material.

Commodity Price Risk

Many of the food products purchased by the Company are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside the control of the Company. The Company’s supplies and raw materials are available from several sources and the Company is not dependent upon any single source for these items. If any existing suppliers fail, or are unable to deliver in quantities required by the Company, the Company believes that there are sufficient other quality suppliers in the marketplace, and therefore, its sources of supply can be replaced as necessary. At times, the Company enters into purchase contracts of one year or less or purchases bulk quantities for future use of certain items in order to control commodity pricing risks. Certain significant items that could be subject to price fluctuations are beef, pork, coffee, eggs, wheat products and corn products. The Company believes it will be able to pass through increased commodity costs by adjusting menu pricing in most cases. Additionally, the Company’s product offerings and marketing events are relatively diverse. Therefore, the Company has the flexibility to adjust its product mix to take advantage of or limit exposure to commodity cost fluctuations. The Company believes that any changes in commodity pricing, which cannot be offset by changes in menu pricing or other product delivery strategies, would not be material to the Company’s consolidated financial position, results of operations or cash flows.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits — None

(b)	Reports on Form 8-K — A report on Form 8-K was filed under item 4 on May 9, 2002, announcing the Company’s dismissal of Arthur Andersen LLP as its independent auditors and the Company’s engagement of PricewaterhouseCoopers as its new independent auditors.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RESTAURANT COMPANY

DATE: June 5, 2002	BY:	/s/ Steven R. McClellan Steven R. McClellan Executive Vice President, Chief Financial Officer and Director

	BY:	/s/ Louis C. Jehl Louis C. Jehl Vice President and Controller