Form 10-Q
period 2002-07-14
RESTAURANT CO
filed 2002-08-28
CIK 1047040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 14, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by ✓ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes   ☐    No   ☐

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands)

	Quarter	Quarter	Year-to-	Year-to-
	Ended	Ended	Date	Date
	July 14,	July 15,	July 14,	July 15,
	2002	2001	2002	2001

REVENUE:
Food sales	$72,637	$70,989	$171,046	$164,678
Franchise and other revenue	5,451	5,395	12,054	12,273

Total Revenue	78,088	76,384	183,100	176,951

COSTS AND EXPENSES:
Cost of sales:
Food cost	19,840	19,916	47,432	45,999
Labor and benefits	25,539	25,015	60,573	57,486
Operating expenses	14,991	14,732	35,113	34,446
General and administrative	7,501	7,704	16,711	17,252
Depreciation and amortization	5,006	5,476	11,772	12,720
Interest, net	4,133	4,169	9,749	9,771
(Gain) Loss on disposition of assets	2	(1,169)	30	(1,097)
Other, net	(121)	(296)	(363)	(689)

Total Costs and expenses	76,891	75,547	181,017	175,888

Income before income taxes	1,197	837	2,083	1,063
Provision for income taxes	(347)	(279)	(604)	(354)

NET INCOME	$850	$558	$1,479	$709

The accompanying notes are an integral part of these consolidated statements.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	July 14,
	2002	December 30,
	(Unaudited)	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,980	$4,501
Receivables, less allowance for doubtful accounts of $989 and $907	9,231	8,468
Inventories, at the lower of first-in, first-out cost or market	5,831	5,330
Prepaid expenses and other current assets	2,388	2,692
Deferred income taxes	705	705

Total current assets	23,135	21,696

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation and amortization	134,387	136,393
ASSETS HELD FOR DISPOSITION	2,597	5,087
GOODWILL	27,035	27,035
INTANGIBLE ASSETS, net of accumulated amortization of $4,138 and $3,651	5,179	5,667
NOTES RECEIVABLE, less allowance for doubtful accounts of $55 and $208	183	303
DEFERRED INCOME TAXES	6,895	6,895
OTHER ASSETS	7,357	7,888

	$206,768	$210,964

     The accompanying notes are an integral part of these consolidated balance sheets.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par and Share Amounts)

	July 14,
	2002	December 30,
	(Unaudited)	2001

LIABILITIES AND STOCKHOLDER’S INVESTMENT
CURRENT LIABILITIES:
Current maturities of capital lease obligations	$652	$1,030
Accounts payable	12,906	13,100
Accrued expenses	19,874	18,748

Total current liabilities	33,432	32,878

CAPITAL LEASE OBLIGATIONS, less current maturities	1,634	1,944
LONG-TERM DEBT	166,844	172,831
OTHER LIABILITIES	5,827	5,759
STOCKHOLDER’S INVESTMENT:
Common stock $.01 par value, 100,000 shares authorized, 10,820 issued and outstanding	1	1
Accumulated deficit	(970)	(2,449)

Total stockholder’s deficit	(969)	(2,448)

	$206,768	$210,964

The accompanying notes are an integral part of these consolidated balance sheets.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Quarter	Quarter	Year-to-	Year-to-
	Ended	Ended	Date	Date
	July 14,	July 15,	July 14,	July 15,
	2002	2001	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$850	$558	$1,479	$709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,006	5,476	11,772	12,720
Accretion of interest on Senior Discount Notes	6	683	13	1,558
Provision for bad debt expense	111	85	223	208
(Gain) Loss on disposition of assets	2	(1,169)	30	(1,097)
Net changes in operating assets and liabilities	(882)	(1,596)	115	(3,071)

Total adjustments	4,243	3,479	12,153	10,318

Net cash provided by operating activities	5,093	4,037	13,632	11,027

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(4,280)	(4,957)	(8,834)	(11,342)
Proceeds from sale of assets held for disposition	—	3,687	2,030	3,687
Proceeds from notes receivable	47	66	339	144

Net cash used in investing activities	(4,233)	(1,204)	(6,465)	(7,511)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments on) net proceeds from long-term debt	(500)	750	(6,000)	1,000
Principal payments under capital lease obligations	(294)	(223)	(688)	(522)

Net cash (used in) provided by financing activities	(794)	527	(6,688)	478

Net increase in cash and cash equivalents	66	3,360	479	3,994

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	4,914	5,995	4,501	5,361

Balance, end of period	$4,980	$9,355	$4,980	$9,355

     The accompanying notes are an integral part of these consolidated statements.

THE RESTAURANT COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Organization

The Restaurant Company (the “Company,” “Perkins,” or “TRC”) is a wholly-owned subsidiary of The Restaurant Holding Corporation (“RHC”). TRC conducts business under the name “Perkins Restaurant and Bakery”. TRC is also the sole stockholder of TRC Realty LLC, The Restaurant Company of Minnesota (“TRCM”) and Perkins Finance Corp. RHC is owned by Donald N. Smith (“Mr. Smith”), TRC’s Chairman and Chief Executive Officer, and BancBoston Ventures, Inc. (“BBV”) Mr. Smith is also the Chairman and Chief Executive Officer of Friendly Ice Cream Corporation (“FICC”), which operates and franchises approximately 550 restaurants, located primarily in the northeastern United States.

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

Change in Accounting Reporting Period

Effective January 1, 2001, the Company converted its financial reporting from a calendar year basis to thirteen four-week periods ending on the last Sunday in December. The first quarter each year will include four four-week periods. The first and second quarters of 2002 ended on April 21 and July 14, respectively. The third and fourth quarters will end on October 6 and December 29, respectively.

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

On June 9, 2000, the Company entered into an agreement to guarantee fifty percent of borrowings up to a total guarantee of $1,500,000 for use by a franchisee to remodel and upgrade existing restaurants. As of July 14, 2002, there were $3,000,000 in borrowings outstanding under this agreement of which $1,500,000 were guaranteed by the Company.

Supplemental Cash Flow Information

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the quarters and year-to-date periods ended July 14 and July 15, consists of the following (in thousands):

	Quarter	Quarter	Year-to-	Year-to-
	Ended	Ended	Date	Date
	July 14,	July 15,	July 14,	July 15
	2002	2001	2002	2001

(Increase) Decrease in:
Receivables	$(389)	$(650)	$(1,283)	$(636)
Inventories	(662)	(324)	(501)	(159)
Prepaid expenses and other current assets	331	(81)	304	(467)
Other assets	543	90	595	281
Increase (Decrease) in:
Accounts payable	3,868	2,210	(194)	(58)
Accrued expenses	(3,516)	(3,331)	1,754	(2,114)
Other liabilities	(1,057)	490	(560)	82

	$(882)	$(1,596)	$115	$(3,071)

Other supplemental cash flow information is as follows (in thousands):

	Quarter	Quarter	Year-to-	Year-to-
	Ended	Ended	Date	Date
	July 14,	July 15,	July 14,	July 15,
	2002	2001	2002	2001

Cash paid for interest	$8,385	$7,262	$8,776	$7,569
Income taxes paid	830	1,165	896	1,752
Income tax refunds received	—	—	639	16

Segment Reporting

The following presents revenue and other financial information by business segment for the quarters and year-to-date periods ended July 14 and July 15 (in thousands):

Quarter:	Restaurants	Franchise	Manufacturing	Other	Totals

Quarter ended July 14, 2002:
Revenue from external customers	$64,817	$5,339	$7,371	$561	$78,088
Intersegment revenue	—	—	1,904	—	1,904
Segment profit (loss)	6,390	4,521	1,710	(11,771)	850

Quarter ended July 15, 2001:
Revenue from external customers	$63,109	$5,255	$7,672	$348	$76,384
Intersegment revenue	—	—	2,049	—	2,049
Segment profit (loss)	5,295	4,513	1,881	(11,131)	558

Year-to-date:	Restaurants	Franchise	Manufacturing	Other	Totals

Year-to-Date ended July 14, 2002:
Revenue from external customers	$153,500	$11,807	$16,484	$1,309	$183,100
Intersegment revenue	—	—	4,786	—	4,786
Segment profit (loss)	14,458	9,948	3,776	(26,703)	1,479

Year-to-Date ended July 15, 2001:
Revenue from external customers	$147,982	$11,937	$16,426	$606	$176,951
Intersegment revenue	—	—	4,666	—	4,666
Segment profit (loss)	13,341	10,183	3,781	(26,596)	709

A reconciliation of other segment loss is as follows (in thousands):

	Quarter	Quarter	Year-to-	Year-to-
	Ended	Ended	Date	Date
	July 14,	July 15,	July 14,	July 15,
	2002	2001	2002	2001

General and administrative expenses	$6,459	$6,680	$14,285	$14,847
Depreciation and amortization expenses	921	1,442	2,294	3,304
Interest expense	4,133	4,169	9,749	9,771
(Gain) loss on disposition of assets	2	(1,169)	30	(1,097)
Income tax expense	347	279	604	354
Other	(91)	(270)	(259)	(583)

	$11,771	$11,131	$26,703	$26,596

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142 goodwill and other intangible assets are no longer amortized but are tested for impairment using a fair value methodology. The Company adopted SFAS No. 142 effective December 31, 2001 and ceased amortization of goodwill in 2002 under the provisions of the statement.

Under the guidelines of SFAS 142, the Company was required to test all existing goodwill for impairment as of December 31, 2001 on a “reporting unit” basis. The Company has determined that its operating segments are its reporting units under the provisions of SFAS 142. In this assessment of the carrying value of goodwill, the Company developed its best estimate of operating cash flow for each reporting unit and applied current market multiples, by reporting unit, to determine the fair value of the assets, including goodwill. Based on this assessment, the Company has determined that no impairment of goodwill existed as of December 31, 2001.

The following schedule provides the carrying amount of goodwill, by segment.

					Total
	Restaurants	Franchise	Manufacturing	Other	Company

Balance as of July 14, 2002	$14,037	$12,998	$—	$—	$27,035

The following schedule adjusts reported net income to exclude amortization expense related to goodwill.

					Total
	Restaurants	Franchise	Manufacturing	Other	Company

Quarter ended July 14, 2002:
Reported net income (loss)	$6,390	$4,521	$1,710	(11,771)	$850
Add back: Goodwill amortization	—	—	—	—	—

Adjusted net income (loss)	$6,390	$4,521	$1,710	$(11,771)	$850

Quarter ended July 15, 2001:
Reported net income (loss)	$5,295	$4,513	$1,881	$(11,131)	$558
Add back: Goodwill amortization	145	153	—	—	298

Adjusted net income (loss)	$5,440	$4,666	$1,881	$(11,131)	$856

Year-to-date ended July 14, 2002:
Reported net income (loss)	$14,458	$9,948	$3,776	$(26,703)	$1,479
Add back: Goodwill amortization	—	—	—	—	—

Adjusted net income (loss)	$14,458	$9,948	$3,776	$(26,703)	$1,479

Year-to-date ended July 15, 2001:
Reported net income (loss)	$13,341	$10,183	$3,781	$(26,596)	$709
Add back: Goodwill amortization	339	357	—	—	696

Adjusted net income (loss)	$13,680	$10,540	$3,781	$(26,596)	$1,405

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

The Company operates two Sage Hen Cafes. The first of these restaurants was opened in March 2001 and the second was opened in November 2001. The Company is currently evaluating the viability of the Sage Hen Café concept and plans to make a determination by the end of the fourth quarter of 2002 to either continue operating these restaurants as Sage Hen Cafes, to convert the properties to Perkins Restaurants, to sublease the properties to third parties or to terminate its leases. All of the alternatives being considered may result in a determination by the Company that certain or all of the assets related to these properties are impaired as defined under SFAS 144. As of July 14, 2002, the net book value of the long-lived assets related to these two restaurants was approximately $1,227,000.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,”

requiring that gains and losses from the extinguishment of debt be classified as extraordinary items only if certain criteria are met. SFAS 145 also amends SFAS No. 13, “Accounting for Leases,” and the required accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for the Company on December 30, 2002.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred. SFAS 146 is effective for the Company on December 30, 2002 and will be applied on a prospective basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SECOND QUARTER ENDED JULY 14, 2002

RESULTS OF OPERATIONS

Overview:

The Company is a leading operator and franchisor of mid-scale restaurants located in 35 states and four Canadian provinces. As of July 14, 2002, the Company owned and operated 151 and franchised 348 Perkins Restaurants. Both the Company-operated and franchised Perkins Restaurants operate under the names “Perkins Restaurant and Bakery,” “Perkins Family Restaurant,” “Perkins Family Restaurant and Bakery,” or “Perkins Restaurant” and the mark “Perkins”. The Company also operates two Sage Hen Cafés. The Company manufactures and distributes bakery products which are sold to Company-operated restaurants, franchisees, third-party bakers and food distributors. The business of Perkins was founded in 1958, and since then Perkins has continued to adapt its menus, product offerings, building designs and decor to meet changing consumer preferences. Perkins is a highly recognized brand in the geographic areas it serves.

The Company’s revenues are derived primarily from the operation of Company-owned restaurants, the sale of bakery products produced by its manufacturing division, Foxtail Foods (“Foxtail”), and franchise fees. In order to ensure consistency and availability of Perkins’ proprietary products to each unit in the system, Foxtail offers cookie doughs, muffin batters, pancake mixes, pies and other food products to Company-operated and franchised restaurants through food service distributors. Additionally, it produces a variety of non-proprietary products for sale in various retail markets. Sales to Company-operated restaurants are eliminated in the accompanying statements of income. For the quarter ended July 14, 2002, revenues from Company-operated restaurants, Foxtail, and franchise and other accounted for 83.0%, 9.4% and 7.6% of total revenue, respectively.

TRC leases an executive aircraft through TRC Realty LLC. The aircraft is operated for the benefit of, and all operating costs are reimbursed by, TRC and FICC. Revenue received from FICC is included in franchise and other revenue in the accompanying statements of income.

A summary of the Company’s results for the quarters and year-to-date periods ended July 14, 2002 and July 15, 2001 are presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenue.

	Quarter	Quarter	Year-to-	Year-to-
	Ended	Ended	Date	Date
	July 14,	July 15,	July 14,	July 15
	2002	2001	2002	2001

Revenue:
Food sales	93.0%	92.9%	93.4%	93.1%
Franchise and other revenue	7.0	7.1	6.6	6.9

Total Revenue	100.0	100.0	100.0	100.0

Costs and Expenses:
Cost of sales:
Food cost	25.4	26.1	25.9	26.0
Labor and benefits	32.7	32.7	33.1	32.5
Operating expenses	19.2	19.3	19.2	19.5
General and administrative	9.6	10.0	9.1	9.7
Depreciation and amortization	6.4	7.2	6.4	7.2
Interest, net	5.3	5.5	5.3	5.5
(Gain) loss on disposition of assets	—	(1.5)	—	(0.6)
Other, net	(0.1)	(0.4)	(0.1)	(0.4)

Total Costs and Expenses	98.5	98.9	98.9	99.4

Income before income taxes	1.5	1.1	1.1	0.6
Provision for income taxes	(0.4)	(0.4)	(0.3)	(0.2)

Net Income	1.1%	0.7%	0.8%	0.4%

Net income for the second quarter of 2002 was $850,000 versus $558,000 for the second quarter of 2001. For the year-to-date period ended July 14, 2002, net income was $1,479,000 compared to $709,000 for the year-to-date period ended July 15, 2001.

Revenue:

Total revenues for the second quarter of 2002 increased 2.2% over the prior year second quarter. Year-to-date, total revenues increased 3.5% over the prior year-to-date period. This increase is primarily due to the opening of seven new Company-operated Perkins Restaurants, the addition of nine formerly franchised restaurants acquired from franchisees since January 1, 2001, and the sales from two new Sage Hen Cafés. These sales increases were partially offset by the continued impact of the closing of five Company-operated restaurants and the sale of five Company-operated restaurants to a franchisee during 2001.

Same store comparable sales in Company-operated restaurants decreased approximately 1.1% for the second quarter and 1.0% year-to-date due to a decline in comparable guest visits of 4.8% and 2.8%, respectively. The decrease in comparable guest visits was partially offset by an increase in the guest check average due to cumulative price increases and higher prices on promotional items.

Revenues from Foxtail decreased approximately 3.9% over the prior year quarter, increased 0.4% over the prior year-to-date period and constituted approximately 9.4% and 9.0%, respectively, of the Company’s total revenues. The decrease in the quarter is primarily due to a decrease in sales within the Perkins system.

Franchise revenue increased 1.6% over the second quarter of 2001 and decreased 1.1% year-to-date. For the quarter, higher franchise opening fees drove the increase in franchise revenue. Royalty revenues declined slightly due to a decrease in average stores and comparable sales. These decreases were partially offset by higher average sales in new franchised restaurants. Year-to-date franchise revenues declined due to decreases in comparable sales and average stores. An increase in franchise opening fees partially offset these declines. Since the second quarter of 2001, the Company’s franchisees have opened 17 restaurants and acquired five restaurants from the Company. Franchisees have closed 13 restaurants and the Company has purchased nine franchised restaurants.

Costs and Expenses:

Food cost:

In terms of total revenues, food cost decreased 0.7 percentage points over the second quarter of 2001 and decreased 0.1 percentage points over the previous year-to-date period. Restaurant food cost, as a percentage of restaurant sales, decreased 0.4 percentage points over the second quarter of 2001 due primarily to menu price increases and differences in the mix of promotional menu items. For the year-to-date period, restaurant food cost was equal to the prior year. Foxtail food cost, as a percentage of Foxtail sales, decreased 2.3 and 1.1 percentage points for the quarter and year-to-date period, respectively, due to stable costs and improved efficiencies.

Labor and benefits:

Labor and benefits expense, as a percentage of total revenues, did not change from the second quarter of 2001 and increased 0.6 percentage points for the year-to-date period ended July 14, 2002. The year-to-date increase is primarily due to a decrease in productivity in Company-operated restaurants in the first quarter and an increase in workers’ compensation program costs. Additionally, payroll tax expense increased due to the increase in labor costs. The Company anticipates that increased workers’ compensation program costs will negatively impact labor and benefits expense for the remainder of the year. Workers’ compensation costs in the year-to-date period contributed 9.3% of the increase in labor and benefits expense.

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

Operating expenses:

Operating expenses, expressed as a percentage of total revenues decreased 0.1 and 0.3 percentage points, respectively, for the second quarter and year-to-date periods. The year-to-date decrease is primarily due to a drop in natural gas costs. This positive variance was partially offset by increased property insurance expenses and by incremental costs for supplies and repairs and maintenance as a result of a focus by the Company on improving the image of its restaurants. Expenses decreased in the second quarter due to an overall focus on cost controls due to the continuing weakness in sales performance.

General and administrative:

General and administrative expenses, as a percentage of total revenues decreased 0.4 and 0.6 percentage points over the second quarter and year-to-date periods of 2001, respectively. The decrease was primarily due to selected staff reductions in the third quarter of 2001.

Depreciation and amortization:

Depreciation and amortization expense decreased from 7.2 percent of sales to 6.4 percent of sales over the second quarter 2001 primarily due to the adoption of SFAS No. 142 and the increase in total revenue. Had SFAS No. 142 been adopted as of January 1, 2001, depreciation and amortization expense would have been approximately $298,000 and $696,000 lower in the second quarter and year-to-date period of 2001, respectively.

Interest, net:

Interest expense, as a percentage of total revenue, decreased 0.2 percentage points over the second quarter and year-to-date periods of 2001. The decrease is the result of reduced average borrowings and lower variable interest rates on the Company’s revolving line of credit.

Other, net:

Other income decreased due to the reduction in the number of properties leased and subleased to third parties.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary sources of funding during the quarter and year-to-date period were cash flows from operating activities. The principal uses of cash during the same periods were capital expenditures and payments on long-term debt. Capital expenditures consisted primarily of building and equipment purchases for new Company-operated restaurants, capital required to maintain operations and costs related to remodeling and upgrading existing restaurants.

The following table summarizes capital expenditures for the periods ended July 14, 2002 and July 15, 2001 (in thousands):

	Year-to-Date

	July 14, 2002	July 15, 2001

New restaurants	$1,422	$5,879
Maintenance	3,529	2,405
Remodeling and reimaging	2,877	1,616
Manufacturing	168	327
Other	838	1,115

Total Capital Expenditures	$8,834	$11,342

The Company’s capital budget for 2002 is $16.0 million. The capital budget will be primarily applied to remodeling of existing restaurants, restaurant maintenance and upgrades of the Company’s technology systems. The capital spending plan also includes expenditures for the building of one new restaurant, furniture, fixtures and equipment for three new restaurants and the conversion of a fourth property. The Company has entered into one ground lease and operating leases for three build-to-suit locations. The primary source of funding for these projects is expected to be cash flows from operating activities.

As is typical in the restaurant industry, the Company ordinarily operates with a working capital deficit since the majority of its sales are for cash, while credit is received from its suppliers. Funds generated by cash sales in excess of those needed to service short-term obligations are used by the Company to reduce debt and acquire capital assets. At July 14, 2002, this working capital deficit was $10,297,000.

The Company has a secured $40,000,000 revolving line of credit facility (the “Credit Facility”) with a sub-limit for up to $5,000,000 of letters of credit. All amounts under the Credit Facility bear interest at floating rates based on the agent’s base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is secured by a first priority lien on substantially all of the assets of the Company. As of July 14, 2002, $10,000,000 in borrowings and approximately $2,253,000 of letters of credit were outstanding under the Credit Facility.

On November 15, 2001 the Company elected to begin accruing cash interest on its 11.25% Senior Discount Notes (the “Notes”). Cash interest will be payable semi-annually on May 15 and November 15. The principal balance of the Notes on July 14, 2002 was $26,844,000. On May 15, 2003 the Company will be required to redeem $8,383,000 in principal of the Notes at a redemption price of 105.625%. The Company intends to limit capital spending in 2002 to provide funds for the payment of cash interest on the Notes, which is expected to total $2,969,000 in 2002.

The Company has contractual obligations and commercial commitments including long-term debt, land lease obligations for Company operated restaurants and office space for corporate operations. The table below presents, as of July 14, 2002, the Company’s future scheduled principal repayments of long-term debt and lease obligations (in thousands).

		Capital	Operating	Total
	Long-Term	Lease	Lease	Contractual
	Debt	Obligations	Obligations	Cash Obligations

2002	$—	$367	$3,698	$4,065
2003	8,835	827	7,893	17,555
2004	—	575	7,153	7,728
2005	10,000	398	6,452	16,850
2006	—	312	6,068	6,380
Thereafter	148,009	279	34,583	182,871

Total	$166,844	2,758	$65,847	$235,449
Less:
Amounts representing interest		(472)

Capital lease obligations		$2,286

TRC is a wholly-owned subsidiary of RHC. The common shares of RHC not owned by Mr. Smith are subject to an option to require RHC to redeem the shares at any time after December 22, 2004 at fair market value (the “Put”). As of July 14, 2002, these shares represented 30% of the outstanding common stock of RHC. As of December 31, 2001, the estimated fair market value of the Put was $12,727,000. RHC has a management fee agreement dated as of December 22, 1999, with BBV whereby BBV provides certain consulting services to RHC. In consideration for these services, a fee of $250,000 accrues annually and is payable by RHC on December 22, 2004.

Additionally, RHC issued 50,000 shares of non-voting preferred stock on December 22, 1999. The preferred stock is mandatorily redeemable for $1,000 per share (the “Liquidation Value”) plus all accrued but unpaid dividends, if any, on December 22, 2006. Preferred dividends of 8% per annum of the Liquidation Value of each share are payable quarterly. As of July 14, 2002, approximately $11,230,000 of in-kind dividends had been paid through the issuance of additional shares of preferred stock. Assuming a continuation of in-kind dividends, the redemption price on December 22, 2006 is estimated to be $87,044,000. The holders of preferred stock are entitled to be paid in cash the Liquidation Value of each share of preferred stock before any payments are made to any holders of common stock. The preferred stock is redeemable at the option of the Company at any time prior to the mandatory redemption date at the Liquidation Value plus a redemption premium as specified in the Company’s Charter. The redemption premium is 3% through December 21, 2002 after which the preferred stock is redeemable at par.

RHC has no material assets other than its investment in TRC. The ability of TRC to pay dividends to or make distributions to RHC in order to redeem common or preferred shares or pay the management fee to BBV is restricted under its senior notes and the Credit Facility. Therefore, TRC may need to recapitalize or refinance all or a portion of its obligations on or prior to maturity.

The Company’s ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, its indebtedness, or to fund planned capital expenditures, or to meet its or RHC’s other liquidity needs will depend on the Company’s future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond control of the Company. Based upon the current level of operations, management believes that cash flow from operating activities and available cash, together with available borrowings under the Credit Facility, will be adequate to meet the Company’s liquidity needs in the normal course of its operations. There can be no assurance that the Company will generate sufficient cash flow from operations, have access to capital markets or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any necessary recapitalization or refinancing on commercially reasonable terms or at all.

SEASONALITY

Company revenues are subject to seasonal fluctuations. Customer counts (and consequently revenues) are highest in the summer months and lowest during the winter months because of the high proportion of restaurants located in states where inclement weather adversely affects guest visits.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142 goodwill and other intangible assets are no longer amortized but are tested for impairment using a fair value methodology. The Company adopted SFAS No. 142 effective December 31, 2001 and ceased amortization of goodwill in 2002 under the provisions of the statement.

Under the guidelines of SFAS 142, the Company was required to test all existing goodwill for impairment as of December 31, 2001 on a “reporting unit” basis. The Company has determined that its operating segments are its reporting units under the provisions of SFAS 142. In this assessment of the carrying value of goodwill, the Company developed its best estimate of operating cash flow for each reporting unit and applied current market multiples, by reporting unit, to determine the fair value of the assets, including goodwill. Based on this assessment, the Company has determined that no impairment of goodwill existed as of December 31, 2001.

The following schedule provides the carrying amount of goodwill, by segment.

					Total
	Restaurants	Franchise	Manufacturing	Other	Company

Balance as of July 14, 2002	$14,037	$12,998	$—	$—	$27,035

The following schedule adjusts reported net income to exclude amortization expense related to goodwill.

					Total
	Restaurants	Franchise	Manufacturing	Other	Company

Quarter ended July 14, 2002:
Reported net income (loss)	$6,390	$4,521	$1,710	$(11,771)	$850
Add back: Goodwill amortization	—	—	—	—	—

Adjusted net income (loss)	$6,390	$4,521	$1,710	$(11,771)	$850

Quarter ended July 15, 2001:
Reported net income (loss)	$5,295	$4,513	$1,881	$(11,131)	$558
Add back: Goodwill amortization	145	153	—	—	298

Adjusted net income (loss)	$5,440	$4,666	$1,881	$(11,131)	$856

Year-to-date ended July 14, 2002:
Reported net income (loss)	$14,458	$9,948	$3,776	$(26,703)	$1,479
Add back: Goodwill amortization	—	—	—	—	—

Adjusted net income (loss)	$14,458	$9,948	$3,776	$(26,703)	$1,479

Year-to-date ended July 15, 2001:
Reported net income (loss)	$13,341	$10,183	$3,781	$(26,596)	$709
Add back: Goodwill amortization	339	357	—	—	696

Adjusted net income (loss)	$13,680	$10,540	$3,781	$(26,596)	$1,405

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

The Company operates two Sage Hen Cafés. The first of these restaurants was opened in March 2001 and the second was opened in November 2001. The Company is currently evaluating the viability of the Sage Hen Café concept and plans to make a determination by the end of the fourth quarter of 2002 to either continue operating these restaurants as Sage Hen Cafés, to convert the properties to Perkins Restaurants, to sublease the properties to third parties or to terminate its leases. All of the alternatives being considered may result in a determination by the Company that certain or all of the assets related to these properties are impaired as defined under SFAS 144. As of July 14, 2002, the net book value of the long-lived assets related to these two restaurants was approximately $1,227,000.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” requiring that gains and losses from the extinguishment of debt be classified as extraordinary items only if certain criteria are met. SFAS 145 also amends SFAS No. 13, “Accounting for Leases,” and the required accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for the Company on December 30, 2002.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred. SFAS 146 is effective for the Company on December 30, 2002 and will be applied on a prospective basis.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company currently has market risk sensitive instruments related to interest rates. The Company is not subject to significant exposure for changing interest rates on its senior notes because the interest rates are fixed. The Company has in place a $40,000,000 line of credit facility which matures on January 1, 2005. All borrowings under the facility bear interest at floating rates based on the agent’s base rate or Eurodollar rates. The Company had $10,000,000 outstanding under the line of credit facility at July 14, 2002. While changes in market interest rates would affect the cost of funds borrowed in the future, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows would not be material.

Commodity Price Risk

Many of the food products purchased by the Company are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside the control of the Company. The Company’s supplies and raw materials are available from several sources and the Company is not dependent upon any single source for these items. If any existing suppliers fail, or are unable to deliver in quantities required by the Company, the Company believes that there are sufficient other quality suppliers in the marketplace, and therefore, its sources of supply can be replaced as necessary. At times, the Company enters into purchase contracts of one year or less or purchases bulk quantities for future use of certain items in order to control commodity pricing risks. Certain significant items that could be subject to price fluctuations are beef, pork, coffee, eggs, poultry, wheat products and corn products. The Company believes it will be able to pass through increased commodity costs by adjusting menu pricing in most cases. Additionally, the Company’s product offerings and marketing events are relatively diverse. Therefore, the Company has the flexibility to adjust its product mix to take advantage of or limit exposure to commodity cost fluctuations. The Company believes that any changes in commodity pricing, which cannot be offset by changes in menu pricing or other product delivery strategies, would not be material to the Company’s consolidated financial position, results of operations or cash flows.

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

THE RESTAURANT COMPANY

DATE: August 28, 2002	BY:	/s/ Steven R. McClellan

Steven R. McClellan Executive Vice President, Chief Financial Officer and Director

	BY:	/s/ Louis C. Jehl

Louis C. Jehl Vice President and Controller

The Restaurant Company is not an issuer that is required to file reports pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended. Therefore, this report is not required to be, and is not, accompanied by the written statement set forth in Section 906 of the Sarbanes-Oxley Act of 2002.