Form 10-Q
period 2002-10-06
RESTAURANT CO
filed 2002-11-20
CIK 1047040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 6, 2002

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

     Indicate by ✓ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ✓    No

THE RESTAURANT COMPANY AND SUBSIDIARIES

Part I — Financial Information

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands)

	Quarter	Quarter	Year-to-	Year-to-
	Ended	Ended	Date	Date
	October 6,	October 7,	October 6,	October 7,
	2002	2001	2002	2001

REVENUE:
Food sales	$72,906	$70,535	$243,952	$235,213
Franchise and other revenue	5,299	5,543	17,353	17,816

Total Revenue	78,205	76,078	261,305	253,029

COSTS AND EXPENSES:
Cost of sales:
Food cost	19,979	19,674	67,411	65,673
Labor and benefits	24,810	24,753	85,383	82,239
Operating expenses	15,608	15,332	50,721	49,778
General and administrative	6,563	6,668	23,275	23,920
Depreciation and amortization	4,843	5,357	16,614	18,077
Interest, net	4,095	4,177	13,844	13,948
Gain on disposition of assets	(496)	—	(466)	(1,097)
Asset write-down	1,027	116	1,027	116
Other, net	(70)	(320)	(433)	(1,009)

Total Costs and expenses	76,359	75,757	257,376	251,645

Income before income taxes	1,846	321	3,929	1,384
(Provision for) Benefit from income taxes	(154)	374	(758)	20

NET INCOME	$1,692	$695	$3,171	$1,404

The accompanying notes are an integral part of these consolidated statements.

THE RESTAURANT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	October 6,
	2002	December 30,
	(Unaudited)	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,687	$4,501
Receivables, less allowance for doubtful accounts of $1,203 and $907	8,817	8,468
Inventories, at the lower of first-in, first-out cost or market	6,187	5,330
Prepaid expenses and other current assets	1,567	2,692
Deferred income taxes	705	705

Total current assets	21,963	21,696

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation and amortization	130,525	136,393
ASSETS HELD FOR DISPOSITION	1,716	5,087
GOODWILL	27,035	27,035
INTANGIBLE ASSETS, net of accumulated amortization of $4,385 and $3,651	4,932	5,667
DEFERRED INCOME TAXES	6,895	6,895
OTHER ASSETS	6,339	8,191

	$199,405	$210,964

The accompanying notes are an integral part of these consolidated balance sheets.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par and Share Amounts)

	October 6,
	2002	December 30,
	(Unaudited)	2001

LIABILITIES AND STOCKHOLDER’S INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$9,480	$1,030
Accounts payable	11,872	13,100
Accrued expenses	21,965	18,748

Total current liabilities	43,317	32,878

CAPITAL LEASE OBLIGATIONS, less current maturities	1,496	1,944
LONG-TERM DEBT	149,009	172,831
OTHER LIABILITIES	4,860	5,759
STOCKHOLDER’S INVESTMENT:
Common stock $.01 par value, 100,000 shares authorized, 10,820 issued and outstanding	1	1
Accumulated earnings (deficit)	722	(2,449)

Total stockholder’s investment (deficit)	723	(2,448)

	$199,405	$210,964

The accompanying notes are an integral part of these consolidated balance sheets.

THE RESTAURANT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Quarter	Quarter	Year-to-	Year-to-
	Ended	Ended	Date	Date
	October 6,	October 7,	October 6,	October 7,
	2002	2001	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,692	$695	$3,171	$1,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,843	5,357	16,614	18,077
Accretion of interest on Senior Discount Notes	6	695	19	2,253
Asset write-down	1,027	116	1,027	116
Provision for bad debt expense	187	89	408	299
Gain on disposition of assets	(496)	—	(466)	(1,097)
Net changes in operating assets and liabilities	2,528	(832)	2,063	(3,906)

Total adjustments	8,095	5,425	19,665	15,742

Net cash provided by operating activities	9,787	6,120	22,836	17,146

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(3,073)	(6,399)	(11,907)	(17,741)
Proceeds from sale of assets held for disposition	2,699	—	4,712	3,687
Proceeds from notes receivable	44	41	383	185

Net cash used in investing activities	(330)	(6,358)	(6,812)	(13,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments on) net proceeds from long-term debt	(9,000)	250	(15,000)	1,250
Principal payments under capital lease obligations	(150)	(224)	(838)	(745)

Net cash (used in) provided by financing activities	(9,150)	26	(15,838)	505

Net increase (decrease) in cash and cash equivalents	307	(212)	186	3,782

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	4,380	9,355	4,501	5,361

Balance, end of period	$4,687	$9,143	$4,687	$9,143

The accompanying notes are an integral part of these consolidated statements.

THE RESTAURANT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Organization

The Restaurant Company (the “Company,” “Perkins,” or “TRC”) is a wholly-owned subsidiary of The Restaurant Holding Corporation (“RHC”). TRC conducts business under the name “Perkins Restaurant and Bakery”. TRC is also the sole stockholder of TRC Realty LLC, The Restaurant Company of Minnesota and Perkins Finance Corp. RHC’s principal stockholders are Donald N. Smith (“Mr. Smith”), TRC’s Chairman and Chief Executive Officer, and BancBoston Ventures, Inc. (“BBV”). Mr. Smith is also the Chairman and Chief Executive Officer of Friendly Ice Cream Corporation (“FICC”), which operates and franchises approximately 550 restaurants, located primarily in the northeastern United States.

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

Change in Accounting Reporting Period

Effective January 1, 2001, the Company converted its financial reporting from a calendar year basis to thirteen four-week periods ending on the last Sunday in December. The first quarter each year will include four four-week periods. The first, second and third quarters of 2002 ended on April 21, July 14 and October 6, respectively. The fourth quarter will end on December 29.

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

On June 9, 2000, the Company entered into an agreement to guarantee fifty percent of borrowings up to a total guarantee of $1,500,000 for use by a franchisee to remodel and upgrade existing restaurants. As of October 6, 2002, there were $3,000,000 in borrowings outstanding under this agreement of which $1,500,000 were guaranteed by the Company.

Supplemental Cash Flow Information

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the quarters and year-to-date periods ended October 6 and October 7, consists of the following (in thousands):

	Quarter	Quarter	Year-to-	Year-to-
	Ended	Ended	Date	Date
	October 6,	October 7,	October 6,	October 7,
	2002	2001	2002	2001

(Increase) Decrease in:
Receivables	$228	$(944)	$(1,055)	$(1,580)
Inventories	(356)	(1,170)	(857)	(1,329)
Prepaid expenses and other current assets	821	232	1,125	(235)
Other assets	1,468	227	2,041	507
Increase (Decrease) in:
Accounts payable	(1,079)	(34)	(1,273)	(94)
Accrued expenses	2,228	1,151	3,982	(962)
Other liabilities	(782)	(294)	(1,900)	(213)

	$2,528	$(832)	$2,063	$(3,906)

Other supplemental cash flow information is as follows (in thousands):

	Quarter	Quarter	Year-to-	Year-to-
	Ended	Ended	Date	Date
	October 6,	October 7,	October 6,	October 7,
	2002	2001	2002	2001

Cash paid for interest	$230	$306	$9,006	$7,875
Income taxes paid	704	793	1,600	2,545
Income tax refunds received	—	5	639	22

Segment Reporting

The following presents revenue and other financial information by business segment for the quarters and year-to-date periods ended October 6 and October 7 (in thousands):

Quarter:	Restaurants	Franchise	Manufacturing	Other	Totals

Quarter ended October 6, 2002:
Revenue from external customers	$63,783	$5,198	$8,726	$498	$78,205
Intersegment revenue	—	—	1,770	—	1,770
Segment profit (loss)	6,464	4,404	1,978	(11,154)	1,692
Quarter ended October 7, 2001:
Revenue from external customers	$62,271	$5,410	$8,057	$340	$76,078
Intersegment revenue	—	—	2,111	—	2,111
Segment profit (loss)	4,852	4,510	1,993	(10,660)	695

Year-to-date:	Restaurants	Franchise	Manufacturing	Other	Totals

Year-to-Date ended October 6, 2002:
Revenue from external customers	$217,283	$17,005	$25,210	$1,807	$261,305
Intersegment revenue	—	—	6,556	—	6,556
Segment profit (loss)	20,922	14,352	5,754	(37,857)	3,171
Year-to-Date ended October 7, 2001:
Revenue from external customers	$210,253	$17,347	$24,483	$946	$253,029
Intersegment revenue	—	—	6,777	—	6,777
Segment profit (loss)	18,193	14,693	5,774	(37,256)	1,404

A reconciliation of other segment loss is as follows (in thousands):

	Quarter	Quarter	Year-to-	Year-to-
	Ended	Ended	Date	Date
	October 6,	October 7,	October 6,	October 7,
	2002	2001	2002	2001

General and administrative expenses	$5,396	$5,611	$19,681	$20,458
Depreciation and amortization expenses	1,017	1,442	3,311	4,746
Interest expense	4,095	4,177	13,844	13,948
Gain on disposition of assets	(496)	—	(466)	(1,097)
Asset write-down	1,027	116	1,027	116
Income tax expense (benefit)	154	(374)	758	(20)
Other	(39)	(312)	(298)	(895)

	$11,154	$10,660	$37,857	$37,256

Asset Impairment

During the third quarter, the Company committed to a plan to close both Sage Hen Cafes. In accordance with accounting standards, the Company recorded an impairment charge of approximately $1,027,000 to adjust the assets at the Sage Hen Cafes to net realizable value. The Company has also recorded approximately $280,000 of estimated exit costs associated with the properties.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142 goodwill and other intangible assets are no longer amortized but are tested for impairment using a fair value methodology. The Company adopted SFAS No. 142 effective December 31, 2001 and ceased amortization of goodwill in 2002 under the provisions of the statement.

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

The following schedule provides the carrying amount of goodwill, by segment.

					Total
	Restaurants	Franchise	Manufacturing	Other	Company

Balance as of October 6, 2002	$14,037	$12,998	$—	$—	$27,035

The following schedule adjusts reported net income to exclude amortization expense related to goodwill.

					Total
	Restaurants	Franchise	Manufacturing	Other	Company

Quarter ended October 6, 2002:
Reported net income (loss)	$6,464	$4,404	$1,978	$(11,154)	$1,692
Add back: Goodwill amortization	—	—	—	—	—

Adjusted net income (loss)	$6,464	$4,404	$1,978	$(11,154)	$1,692

Quarter ended October 7, 2001:
Reported net income (loss)	$4,852	$4,510	$1,993	$(10,660)	$695
Add back: Goodwill amortization	145	153	—	—	298

Adjusted net income (loss)	$4,997	$4,663	$1,993	$(10,660)	$993

Year-to-date ended October 6, 2002:
Reported net income (loss)	$20,922	$14,352	$5,754	$(37,857)	$3,171
Add back: Goodwill amortization	—	—	—	—	—

Adjusted net income (loss)	$20,922	$14,352	$5,754	$(37,857)	$3,171

Year-to-date ended October 7, 2001:
Reported net income (loss)	$18,193	$14,693	$5,774	$(37,256)	$1,404
Add back: Goodwill amortization	484	510	—	—	994

Adjusted net income (loss)	$18,677	$15,203	$5,774	$(37,256)	$2,398

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

In July 2002, the FASB issued SFAS No. 146 which requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and will be applied on a prospective basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THIRD QUARTER ENDED OCTOBER 6, 2002

RESULTS OF OPERATIONS

Overview:

The Company is a leading operator and franchisor of mid-scale restaurants located in 35 states and four Canadian provinces. As of October 6, 2002, the Company owned and operated 154 and franchised 345 Perkins Restaurants. Both the Company-operated and franchised Perkins Restaurants operate under the names “Perkins Restaurant and Bakery,” “Perkins Family Restaurant,” “Perkins Family Restaurant and Bakery,” or “Perkins Restaurant” and the mark “Perkins”. The Company manufactures and distributes bakery products that are sold to Company-operated restaurants, franchisees, third-party bakers and food distributors. The business of Perkins was founded in 1958, and since then Perkins has continued to adapt its menus, product offerings, building designs and decor to meet changing consumer preferences. Perkins is a highly recognized brand in the geographic areas it serves.

The Company’s revenues are derived primarily from the operation of Company-owned restaurants, the sale of bakery products produced by its manufacturing division, Foxtail Foods (“Foxtail”), and franchise royalties. In order to ensure consistency and availability of Perkins’ proprietary products to each unit in the system, Foxtail offers cookie doughs, muffin batters, pancake mixes, pies and other food products to Company-operated and franchised restaurants through food service distributors. Additionally, it produces a variety of non-proprietary products for sale in various retail markets. Sales to Company-operated restaurants are eliminated in the accompanying statements of income. For the quarter ended October 6, 2002, revenues from Company-operated restaurants, Foxtail, and franchise and other accounted for 81.6%, 11.2% and 7.2% of total revenue, respectively.

TRC leases an executive aircraft through TRC Realty LLC. The aircraft is operated for the benefit of, and all operating costs are reimbursed by, TRC and FICC. Revenue received from FICC is included in franchise and other revenue in the accompanying statements of income.

A summary of the Company’s results for the quarters and year-to-date periods ended October 6, 2002 and October 7, 2001 are presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenue.

	Quarter	Quarter	Year-to-	Year-to-
	Ended	Ended	Date	Date
	October 6,	October 7,	October 6,	October 7,
	2002	2001	2002	2001

Revenue:
Food sales	93.2%	92.7%	93.4%	93.0%
Franchise and other revenue	6.8	7.3	6.6	7.0

Total Revenue	100.0	100.0	100.0	100.0

Costs and Expenses:
Cost of sales:
Food cost	25.5	25.9	25.8	26.0
Labor and benefits	31.7	32.4	32.7	32.5
Operating expenses	20.0	20.2	19.4	19.5
General and administrative	8.4	8.8	8.9	9.6
Depreciation and amortization	6.2	7.0	6.4	7.1
Interest, net	5.2	5.5	5.3	5.5
Gain on disposition of assets	(0.6)	—	(0.2)	(0.3)
Asset write-down	1.3	0.2	0.4	—
Other, net	(0.1)	(0.4)	(0.2)	(0.4)

Total Costs and Expenses	97.6	99.6	98.5	99.5

Income before income taxes	2.4	0.4	1.5	0.5
(Provision for) Benefit from income taxes	(0.2)	0.5	(0.3)	0.1

Net Income	2.2%	0.9%	1.2%	0.6%

Net income for the third quarter of 2002 was $1,692,000 versus $695,000 for the third quarter of 2001. For the year-to-date period ended October 6, 2002, net income was $3,171,000 compared to $1,404,000 for the year-to-date period ended October 7, 2001.

Revenue:

Total revenues for the third quarter of 2002 increased 2.8% over the prior year third quarter. Year-to- date, total revenues increased 3.3% over the prior year-to-date period. This increase is primarily due to the opening of ten new Company-operated Perkins Restaurants and the addition of nine formerly franchised restaurants acquired from franchisees since January 1, 2001. These sales increases were partially offset by the continued impact of the closing of five Company-operated restaurants since January 1, 2001 and the sale of five Company-operated restaurants to a franchisee during 2001.

Same store comparable sales in Company-operated restaurants decreased approximately 3.4% for the third quarter and 1.7% year-to-date due to a decline in comparable guest visits of 6.6% and 4.0%, respectively. The decrease in comparable guest visits was partially offset by an increase in the guest check average due to cumulative price increases and higher prices on promotional items.

Revenues from Foxtail increased approximately 8.3% over the prior year quarter, increased 3.0% over the prior year-to-date period and constituted approximately 11.2% and 9.6%, respectively, of the Company’s total revenues. The increase in the quarter is primarily due to an increase in sales outside the Perkins system.

Franchise revenue, composed mainly of franchise royalties, decreased 3.9% over the third quarter of 2001 and decreased 2.0% year-to-date. For the quarter and year-to-date periods, royalty revenues declined slightly due to a decrease in both average franchise stores in operation and comparable sales. These decreases were partially offset by higher average sales in new franchised restaurants. An increase in franchise opening fees partially offset these declines. Since the third quarter of 2001, the Company’s franchisees have opened 17 restaurants and have closed 16 restaurants. The Company has purchased nine franchised restaurants.

Costs and Expenses:

Food cost:

In terms of total revenues, food cost decreased 0.4 percentage points over the third quarter of 2001 and decreased 0.2 percentage points over the previous year-to-date period. Restaurant food cost, as a percentage of restaurant sales, decreased 1.4 percentage points over the third quarter of 2001 due primarily to menu price increases and commodity cost decreases. For the year-to-date period, restaurant food cost decreased 0.5 percentage points over the prior year. As a percentage of Foxtail sales, Foxtail food cost increased 2.4 percentage points over the prior year quarter and was flat compared to the prior year-to-date period.

Labor and benefits:

As a percentage of total revenues, labor and benefits expense decreased by 0.7 percentage points from the third quarter of 2001 and increased 0.2 percentage points for the year-to-date period ended October 6, 2002. For the quarter, the decrease is due mainly to management’s emphasis on controlling costs. The year-to-date increase is primarily due to a decrease in productivity in Company-operated restaurants in the first quarter and an increase in workers’ compensation costs. The Company anticipates that increased workers’ compensation costs will negatively impact labor and benefits expense for the remainder of the year. Workers’ compensation costs increased approximately 23.6% in the year-to-date period.

Federal and state minimum wage laws impact the wage rates of the Company’s hourly employees. Certain states do not allow tip credits for servers which results in higher payroll costs as well as greater exposure to increases in minimum wage rates. In the past, the Company has been able to offset increases in labor costs through selective menu price increases and improvements in labor productivity. However, there is no assurance that future increases can be mitigated through raising menu prices.

Operating expenses:

Expressed as a percentage of total revenues, operating expenses decreased 0.2 and 0.1 percentage points from the third quarter of 2001 and the previous year-to-date period, respectively. Favorable variances resulting from a decrease in natural gas costs were partially offset by increased property insurance expenses and by incremental repairs and maintenance costs as a result of a focus by the Company on improving the image of its restaurants.

General and administrative:

General and administrative expenses, as a percentage of total revenues decreased 0.4 percentage points over the third quarter 2001 and decreased 0.7 percentage points over the year-to-date period of 2001. The decrease for the quarter was primarily due to the increase in revenues for the quarter . The year-to-date decrease was primarily due to selected staff reductions in the third quarter of 2001.

Depreciation and amortization:

Depreciation and amortization expense decreased from 7.0 percent of sales to 6.2 percent of sales over the third quarter 2001 primarily due to the adoption of SFAS No. 142 and the increase in total revenue. Had SFAS No. 142 been adopted as of January 1, 2001, depreciation and amortization expense would have been approximately $298,000 and $994,000 lower in the third quarter and year-to-date period of 2001, respectively.

Interest, net:

Interest expense, as a percentage of total revenue, decreased 0.3 and 0.2 percentage points over the third quarter and year-to-date periods of 2001, respectively. The decrease is the result of reduced average borrowings and lower variable interest rates on the Company’s revolving line of credit.

Other, net:

Other income decreased due to the reduction in the number of properties leased and subleased to third parties.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary sources of funding during the quarter and year-to-date period were cash flows from operating activities and proceeds from the sale of assets. The principal uses of cash during the same periods were payments on long-term debt and capital expenditures. Capital expenditures consisted primarily of building and equipment purchases for new Company-operated restaurants, capital required to maintain operations and costs related to remodeling and upgrading existing restaurants.

The following table summarizes capital expenditures for the periods ended October 6, 2002 and October 7, 2001 (in thousands):

	Year-to-Date

	October 6,	October 7,
	2002	2001

New restaurants	$2,121	$8,729
Maintenance	4,537	3,497
Remodeling and reimaging	2,399	1,636
Manufacturing	239	645
Other	2,611	3,234

Total Capital Expenditures	$11,907	$17,741

The Company’s capital budget for 2002 is $16.0 million. Actual capital expenditures have been primarily applied to remodeling of existing restaurants, restaurant maintenance and new Company stores. Capital spending for new Company stores for 2002 includes expenditures for the building of one new restaurant, furniture, fixtures and equipment for three new restaurants and the conversion of a fourth property. As of November 20, 2002, the Company has completed the construction and opened all four Company-operated restaurants planned for 2002. The primary source of funding for these projects was cash flows from operating activities.

The Company ordinarily operates with a working capital deficit since funds generated by cash sales in excess of those needed to service short-term obligations are used by the Company to reduce debt and acquire capital assets. At October 6, 2002, this working capital deficit was $21,354,000.

The Company has a secured $40,000,000 revolving line of credit facility (the “Credit Facility”) with a sub-limit for up to $5,000,000 of letters of credit. All amounts under the Credit Facility bear interest at floating rates based on the agent’s base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is secured by a first priority lien on substantially all of the assets of the Company. As of October 6, 2002, $1,000,000 in borrowings and approximately $2,659,000 of letters of credit were outstanding under the Credit Facility.

On November 15, 2001 the Company elected to begin accruing cash interest on its 11.25% Senior Discount Notes (the “Notes”). Cash interest will be payable semi-annually on May 15 and November 15. The principal balance of the Notes on October 6, 2002 was $26,849,000. On May 15, 2003 the Company will be required to redeem $8,383,000 in principal of the Notes at a redemption price of 105.625% of the face amount of the notes. The Company has limited capital spending in 2002 to provide funds for the payment of cash interest on the Notes, which is expected to total $2,969,000 in 2002.

The Company has contractual obligations and commercial commitments including long-term debt, land lease obligations for Company operated restaurants and office space for corporate operations. The table below presents, as of October 6, 2002, the Company’s future scheduled principal repayments of long-term debt and lease obligations (in thousands).

		Capital	Operating	Total
	Long-Term	Lease	Lease	Contractual
	Debt	Obligations	Obligations	Cash Obligations

2002	$—	$208	$1,560	$1,768
2003	8,840	823	7,943	17,606
2004	—	575	7,203	7,778
2005	1,000	398	6,502	7,900
2006	—	312	6,118	6,430
Thereafter	148,009	279	35,523	183,811

Total	$157,849	$2,595	$64,849	$225,293
Less: Current Portion	(8,840)	(640)
Amounts representing interest	—	(459)

Total	$149,009	$1,496

TRC is a wholly-owned subsidiary of RHC. The common shares of RHC not owned by Mr. Smith are subject to an option to require RHC to redeem the shares at any time after December 22, 2004 at fair market value (the “Put”). As of October 6, 2002, these shares represented 30% of the outstanding common stock of RHC. As of December 31, 2001, the estimated fair market value of the Put was $12,727,000. RHC has a management fee agreement dated as of December 22, 1999, with BBV whereby BBV provides certain consulting services to RHC. In consideration for these services, a fee of $250,000 accrues annually and is payable by RHC on December 22, 2004.

Additionally, RHC issued 50,000 shares of non-voting preferred stock on December 22, 1999. The preferred stock is mandatorily redeemable for $1,000 per share (the “Liquidation Value”) plus all accrued but unpaid dividends, if any, on December 22, 2006. Preferred dividends of 8% per annum of the Liquidation Value of each share are payable quarterly. As of October 6, 2002, approximately $12,358,000 of in-kind dividends had been paid through the issuance of additional shares of preferred stock. Assuming a continuation of in-kind dividends, the redemption price on December 22, 2006 is estimated to be $87,044,000. The holders of preferred stock are entitled to be paid in cash the Liquidation Value of each share of preferred stock before any payments are made to any holders of common stock. The preferred stock is redeemable at the option of the Company at any time prior to the mandatory redemption date at the Liquidation Value plus a redemption premium as specified in the Company’s Charter. The redemption premium is 3% through December 21, 2002 after which the preferred stock is redeemable at par.

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

ASSET IMPAIRMENT

During the third quarter, the Company committed to a plan to close both Sage Hen Cafes. In accordance with accounting standards, the Company recorded an impairment charge of approximately $1,027,000 to adjust the assets at the Sage Hen Cafes to net realizable value. The Company has also recorded approximately $280,000 of estimated exit costs associated with the properties.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142 goodwill and other intangible assets are no longer amortized but are tested for impairment using a fair value methodology. The Company adopted SFAS No. 142 effective December 31, 2001 and ceased amortization of goodwill in 2002 under the provisions of the statement.

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

The following schedule provides the carrying amount of goodwill, by segment.

					Total
	Restaurants	Franchise	Manufacturing	Other	Company

Balance as of October 6, 2002	$14,037	$12,998	$—	$—	$27,035

The following schedule adjusts reported net income to exclude amortization expense related to goodwill.

					Total
	Restaurants	Franchise	Manufacturing	Other	Company

Quarter ended October 6, 2002:
Reported net income (loss)	$6,464	$4,404	$1,978	$(11,154)	$1,692
Add back: Goodwill amortization	—	—	—	—	—

Adjusted net income (loss)	$6,464	$4,404	$1,978	$(11,154)	$1,692

Quarter ended October 7, 2001:
Reported net income (loss)	$4,852	$4,510	$1,993	$(10,660)	$695
Add back: Goodwill amortization	145	153	—	—	298

Adjusted net income (loss)	$4,997	$4,663	$1,993	$(10,660)	$993

Year-to-date ended October 6, 2002:
Reported net income (loss)	$20,922	$14,352	$5,754	$(37,857)	$3,171
Add back: Goodwill amortization	—	—	—	—	—

Adjusted net income (loss)	$20,922	$14,352	$5,754	$(37,857)	$3,171

Year-to-date ended October 7, 2001:
Reported net income (loss)	$18,193	$14,693	$5,774	$(37,256)	$1,404
Add back: Goodwill amortization	484	510	—	—	994

Adjusted net income (loss)	$18,677	$15,203	$5,774	$(37,256)	$2,398

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

In July 2002, the FASB issued SFAS No. 146 which requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and will be applied on a prospective basis.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company currently has market risk sensitive instruments related to interest rates. The Company is not subject to significant exposure for changing interest rates on its senior notes because the interest rates are fixed. The Company has in place a $40,000,000 line of credit facility which matures on January 1, 2005. All borrowings under the facility bear interest at floating rates based on the agent’s base rate or Eurodollar rates. The Company had $1,000,000 outstanding under the line of credit facility at October 6, 2002. While changes in market interest rates would affect the cost of funds borrowed in the future, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows would not be material.

Commodity Price Risk

Many of the food products purchased by the Company are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside the control of the Company. The Company’s supplies and raw materials are available from several sources and the Company is not dependent upon any single source for these items. If any existing suppliers fail, or are unable to deliver in quantities required by the Company, the Company believes that there are sufficient other quality suppliers in the marketplace, and therefore, its sources of supply can be replaced as necessary. At times, the Company enters into purchase contracts of one year or less or purchases bulk quantities for future use of certain items in order to control commodity pricing risks. Certain significant items that could be subject to price fluctuations are beef, pork, coffee, eggs, poultry, wheat products and corn products. The Company believes it will be able to pass through increased commodity costs by adjusting menu pricing in most cases. Additionally, the Company’s product offerings and marketing events are relatively diverse. Therefore, the Company has the flexibility to adjust its product mix to take advantage of or limit exposure to commodity cost fluctuations. The Company believes that any changes in commodity pricing, which cannot be offset by changes in menu pricing or other product delivery strategies, would not be material to the Company’s consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

     Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits — None

(b)  Reports on Form 8-K — The Company did not file any reports on Form 8-K during the quarter ended October 6, 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RESTAURANT COMPANY

DATE:	November 20, 2002	BY: /s/ Michael P. Donahoe Michael P. Donahoe Executive Vice President, Chief Financial Officer and Director

CERTIFICATIONS

I, Donald N. Smith , certify that:

1.     I have reviewed this quarterly report on Form 10-Q of The Restaurant Company.

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 20, 2002

/s/ Donald N. Smith Donald N. Smith Chairman of the Board and Chief Executive Officer

CERTIFICATIONS

I, Michael P. Donahoe, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of The Restaurant Company.

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 20, 2002

/s/ Michael P. Donahoe Michael P. Donahoe Executive Vice President, Chief Financial Officer and Director