Form 10-K
period 2002-12-29
RESTAURANT CO
filed 2003-03-27
CIK 1047040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission File Number 333-57925

THE RESTAURANT COMPANY
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1254388 (I.R.S. Employer Identification No.)

6075 Poplar Ave. Suite 800 Memphis, TN (Address of principal executive offices)	38119 (Zip Code)

(901) 766-6400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  [  ]  No  [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Applicable.

Number of shares of common stock outstanding: 10,820.

Documents incorporated by reference: None.

PART I

Item 1. Business

General. The Restaurant Company (the “Company,” “Perkins,” or “TRC”) is a wholly-owned subsidiary of The Restaurant Holding Corporation (“RHC”). TRC conducts business under the name “Perkins Restaurant and Bakery”. TRC is also the sole stockholder of TRC Realty LLC, The Restaurant Company of Minnesota (“TRCM”) and Perkins Finance Corp. RHC is owned principally by Donald N. Smith (“Mr. Smith”), TRC’s Chairman and Chief Executive Officer, and BancBoston Ventures, Inc (“BBV”). Mr. Smith is also the Chairman of Friendly Ice Cream Corporation (“FICC”), which operates and franchises 543 restaurants, located primarily in the northeastern United States. Additional information may be found on our website, www.perkinsrestaurants.com. We make available on our website our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and all exhibits to those reports free of charge as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission.

Operations. We operate and franchise mid-scale full service restaurants, which serve a wide variety of high quality, moderately priced breakfast, lunch and dinner entrees. Our restaurants are open seven days a week except Christmas Day and some are open 24 hours a day. As of December 29, 2002, entrees served in Company-operated restaurants ranged in price from $3.59 to $10.99 for breakfast, $5.29 to $10.99 for lunch and $5.29 to $11.99 for dinner. On December 29, 2002, there were 498 full-service restaurants in our system, of which 155 were Company-operated restaurants and 343 were franchised restaurants. The restaurants operate under the names “Perkins Restaurant and Bakery,” “Perkins Family Restaurant,” “Perkins Family Restaurant and Bakery,” or “Perkins Restaurant” and the mark “Perkins”. The restaurants are located in 35 states with the largest number in Minnesota, Pennsylvania, Florida, Ohio and Wisconsin (see Significant Franchisees). We have fifteen franchised restaurants in Canada.

We offer our customers a “core menu” consisting of certain required menu offerings that each Company-operated and franchised restaurant must offer. Additional items are offered to meet regional and local tastes. We must approve all menu items at franchised restaurants. Menu offerings continually evolve to meet changing consumer tastes. We purchase television, radio, outdoor and print advertisements to encourage trial, to promote product lines and to increase customer traffic. We maintain a computerized labor scheduling and administrative system called PRISM in all Company-operated restaurants to improve our operating efficiency. PRISM is also available to franchisees and is currently utilized in approximately 75% of franchised restaurants.

We also offer cookie doughs, muffin batters, pancake mixes, pies and other food products for sale to our Company-operated and franchised restaurants and bakery and food service distributors through Foxtail Foods (“Foxtail”), our manufacturing division. During 2002, sales of products from this division to Perkins franchisees and outside third parties constituted approximately 10.0% of our total revenues.

Franchised restaurants operate pursuant to license agreements generally having an initial term of 20 years, and pursuant to which a royalty fee (4% of gross sales) and an advertising contribution (3% of gross sales) are paid. Franchisees pay a non-refundable license fee of $40,000 for each of their first two restaurants. Franchisees opening their third and subsequent restaurants pay a license fee of between $25,000 and $50,000 depending on the level of assistance provided by us in opening the restaurant. Typically, franchisees may terminate license agreements upon a minimum of 12 months prior notice and upon payment of specified liquidated damages. Franchisees do not typically have express renewal rights. In 2002, average annual royalties earned per franchised restaurant were approximately $61,000. The following number of license agreements are scheduled to expire in the years indicated: 2003 - fourteen; 2004 - twenty-two; 2005 - nine; 2006 – six; 2007 - twelve. Franchisees typically apply for and receive new license agreements.

Design Development. Our restaurants are primarily located in freestanding buildings seating between 90 to 250 customers. We employ an on-going system of prototype development, testing and remodeling to maintain operationally efficient, cost-effective and unique interior and exterior facility design and decor. The current prototype packages feature modern, distinctive interior and exterior layouts that enhance operating efficiencies and customer appeal.

System Development. We opened four Company-operated restaurants in 2002 and seven in 2001. In 2001, nine formerly franchised restaurants were converted to Company-operated stores. Five Company-operated restaurants were sold to franchisees during the same period. Seventeen new franchised restaurants opened during 2002 and twelve new franchised restaurants opened in 2001. Two Company-operated restaurants were closed in 2002 and three were closed in 2001. Eighteen franchised restaurants were closed in 2002 and nine were closed in 2001. We also opened two Sage Hen Cafes located in St. Louis Park, MN and Deerfield, IL in 2001. These restaurants were closed during 2002.

Research and Development. Each year, we develop and test a wide variety of products in our 3,000 square foot test kitchen in Memphis, Tennessee. New products undergo extensive operations and consumer testing to determine acceptance. While this effort is an integral part of our overall operations, it was not a material expense in 2002, 2001 or 2000. In addition, no material amounts were spent to conduct consumer research in 2002, 2001 or 2000.

Significant Franchisees. As of December 29, 2002, three franchisees, otherwise unaffiliated with the Company, owned 92 of the 343 franchised restaurants and bakeries. These franchisees operated 41, 29 and 22 restaurants, respectively. 38 of these restaurants were located in Pennsylvania, 26 were located in Ohio and the remaining 28 were located across Wisconsin, Nebraska, Florida, Tennessee, New Jersey, Minnesota, South Dakota, Maryland, Kentucky, New York, Virginia, North Dakota, South Carolina and Michigan. During 2002, we earned net royalties and license fees of $2,435,000, $1,853,000 and $1,592,000, respectively, from these franchisees.

Franchise Guarantees. In the past, we have sponsored financing programs offered by certain lending institutions to assist franchisees in procuring funds for the construction of new franchised restaurants and to purchase and install in-store bakeries. We provided a limited guaranty of funds borrowed. Our obligation under these agreements expired during the first quarter of 2002.

During 2000, we entered into a separate agreement to guarantee fifty percent of borrowings up to a total guarantee of $1,500,000 for use by a franchisee to remodel and upgrade existing restaurants. As of December 29, 2002, $3,000,000 in borrowings were outstanding under this agreement of which $1,500,000 were guaranteed by us.

Service Fee Agreements. Our predecessors entered into arrangements with several different parties which have reserved territorial rights under which specified payments are to be made by us based on a percentage of gross sales from certain restaurants and for new restaurants opened within certain geographic regions. During 2002, we paid an aggregate of $2,694,000 under such arrangements. Three such agreements are currently in effect. Of these, one expires upon the death of the beneficiary, one expires in the year 2075 and the remaining agreement remains in effect as long as we operate Perkins Restaurants and Bakeries in certain states.

Source of Materials. Essential supplies and raw materials are available from several sources, and we are not dependent upon any one source for our supplies and raw materials.

Patents, Trademarks and Other Intellectual Property. We believe that our trademarks and service marks, especially the mark “Perkins,” are of substantial economic importance to our business. These include signs, logos and marks relating to specific menu offerings in addition to marks relating to the Perkins name. Certain of these marks are registered in the U.S. Patent and Trademark Office and in Canada. Common law rights are claimed with respect to other menu offerings and certain promotions and slogans. We have copyrighted architectural drawings for Perkins restaurants and claim copyright protection for certain manuals, menus, advertising and promotional materials. We do not have any patents.

Seasonality. Our revenues are subject to seasonal fluctuations. Customer counts (and consequently revenues) are generally highest in the summer months and lowest during the winter months because of the high proportion of restaurants located in states where inclement weather adversely affects customer visits.

Working Capital. We ordinarily operate with a working capital deficit since funds generated by cash sales in excess of those needed to service short-term obligations are used by us to reduce debt and acquire capital assets. At December 29, 2002, this working capital deficit was $18.1 million.

Competition. Our business and the restaurant industry in general are highly competitive and are often affected by changes in consumer tastes and eating habits, by local and national economic conditions and by population and traffic patterns. We compete directly or indirectly with all restaurants, from national and regional chains to local establishments. Some of our competitors are corporations that are much larger than us and have substantially greater capital resources at their disposal. In addition, in some markets, primarily in the northeastern United States, Perkins and FICC operate restaurants which compete with each other.

Employees. As of December 29, 2002, we employed approximately 10,700 persons. Approximately 350 of these were administrative and manufacturing personnel and the balance were restaurant personnel. Approximately 41% of the restaurant personnel are part-time employees. We compete in the job market for qualified restaurant management and operational employees. We maintain ongoing restaurant management training programs and have on our staff full-time restaurant training managers and a training director. We believe that our restaurant management compensation and benefits package compares favorably with those offered by our competitors. None of our employees are represented by a union.

Regulation. We are subject to various federal, state and local laws affecting our business. Restaurants generally are required to comply with a variety of regulatory provisions relating to zoning of restaurant sites, sanitation, health and safety. No material amounts have been or are expected to be expensed to comply with environmental protection regulations.

We are subject to a number of state laws regulating franchise operations and sales. Those laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises and, in certain cases, also apply substantive standards to the relationship between franchisor and franchisee. We must also adhere to Federal Trade Commission regulations governing disclosures in the sale of franchises.

Federal and state minimum wage rate laws impact the wage rates of our hourly employees. Future increases in these rates could materially affect our cost of labor.

Segment Information. We have three primary operating segments: restaurants, franchise and manufacturing. See Note 15 of Notes to Financial Statements for financial information regarding each of our segments.

Item 2. Properties.

The following table lists the location of each of the full-service Company-operated and franchised restaurants in the Perkins system as of December 29, 2002. The table excludes one limited service Perkins Express located in Utah.

Number of Restaurants

	Company-
	Operated	Franchised	Total

Arizona	—	7	7
Arkansas	1	3	4
Colorado	8	5	13
Delaware	—	1	1
Florida	34	26	60
Georgia	—	1	1
Idaho	—	9	9
Illinois	7	1	8
Indiana	—	9	9
Iowa	16	3	19
Kansas	4	4	8
Kentucky	—	4	4
Maryland	—	2	2
Michigan	7	2	9
Minnesota	38	35	73
Mississippi	—	2	2
Missouri	8	—	8
Montana	—	8	8
Nebraska	—	9	9
New Jersey	—	11	11
New York	—	13	13
North Carolina	—	3	3
North Dakota	3	5	8
Ohio	—	50	50
Oklahoma	2	—	2
Pennsylvania	8	49	57
South Carolina	—	3	3
South Dakota	—	10	10
Tennessee	4	11	15
Utah	—	1	1
Virginia	—	3	3
Washington	—	6	6
West Virginia	—	1	1
Wisconsin	15	27	42
Wyoming	—	4	4
Canada	—	15	15

Total	155	343	498

Most of the restaurants feature a distinctively styled brick or stucco building. Our restaurants are predominantly single-purpose, one-story, free-standing buildings averaging approximately 5,000 square feet, with a seating capacity of between 90 and 250 customers.

The following table sets forth certain information regarding Company-operated restaurants and other properties, as of December 29, 2002:

	Number of Properties(1)

Use	Owned	Leased	Total

Offices and Manufacturing Facilities(2)	1	11	12
Perkins Restaurant and Bakery(3)	70	85	155

(1) In addition, we lease eleven properties, ten of which are subleased to others and one of which is vacant. We also own six properties, four of which are leased to others and two of which are vacant.

(2) Our principal office is located in Memphis, Tennessee, and currently comprises approximately 50,000 square feet under a lease expiring on May 31, 2013, subject to renewal by us for a maximum of 60 months. We also own a 25,149 square-foot manufacturing facility in Cincinnati, Ohio, and lease two other properties in Cincinnati, Ohio, consisting of 36,000 square feet and 120,000 square feet, for use as manufacturing facilities.

(3) The average term of the remaining leases is seven years, excluding renewal options. The longest lease term will mature in approximately 39 years and the shortest lease term will mature in less than 1 year, assuming the exercise of all renewal options.

Item 3. Legal Proceedings.

We are a party to various legal proceedings in the ordinary course of business. We do not believe that these proceedings, either individually or in the aggregate, are likely to have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to Vote of Shareholders.

Not applicable.

[Intentionally Left Blank]

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     (a)  Market information.

No established public market exists for our equity securities.

     (b)  Holders.

As of December 29, 2002, there was 1 Stockholder of record.

     (c)  Dividends.

There were no dividends declared or paid during 2002 or 2001.

[Intentionally Left Blank]

Item 6. Selected Financial Data.

THE RESTAURANT COMPANY AND SUBSIDIARIES
SELECTED FINANCIAL AND OPERATING DATA
(In Thousands, Except Number of Restaurants)

	2002	2001	2000	1999	1998

Income Data:
Revenues	$339,158	$330,504	$336,244	$315,700	$299,423
Net Income (Loss)	$2,167	$(696)	$4,034	$7,442	$1,109
Balance Sheet Data:
Total Assets	$198,684	$210,964	$210,512	$200,564	$195,638
Long-Term Debt and Capital Lease Obligations (a)	$151,349	$174,775	$171,149	$164,480	$159,101
Distributions	$—	$—	$626	$—	$—
Statistical Data:
Full-service Perkins Restaurants in Operation at End of Year:
Company-Operated (b)	155	153	145	141	140
Franchised (b)	343	344	345	333	356

Total	498	497	490	474	496
Average Annual Sales Per Company-Operated Restaurant (b)	$1,851	$1,910	$1,937	$1,899	$1,816
Average Annual Royalties Per Franchised Restaurant (b)	$61.2	$62.1	$63.8	$61.8	$58.7
Total System Sales (b)	$818,637	$820,256	$819,804	$790,391	$776,164
EBITDA (c)	$43,266	$40,410	$48,361	$45,864	$41,489

(a)	Net of current maturities of $9,489, $1,030, $971, $942 and $1,229.

(b)	Excludes two Company-operated Sage Hen Cafes and one franchised Perkins Express.

(c)	“EBITDA” represents net income (loss) plus (i) net interest, (ii) depreciation and amortization, (iii) provision for (benefit from) disposition of assets, (iv) asset write-down, (v) recapitalization costs, (vi) cumulative effect of change in accounting principle, (vii) loss due to bankruptcy of franchisee, (viii) going private transaction costs, (ix) loss from discontinued operations, (x) provision for minority interest and (xi) provision for (benefit from) income taxes. We have included information concerning EBITDA in this data table because we believe that such information is used as one measure of our historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, earnings from operations as determined in accordance with generally accepted accounting principles or other traditional indications of our operating performance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of TRC. This discussion should be read in conjunction with the accompanying audited financial statements, which include additional information about our significant accounting policies and practices and the transactions that underlie our financial results.

The key factors that affect our operating results are comparable restaurant sales, which are driven by comparable customer counts and check average, and our ability to manage operating expenses such as food cost, labor and benefits and other costs.

Except as otherwise indicated, references to years mean our fiscal year ended December 29, 2002, December 30, 2001 or December 31, 2000.

[Intentionally Left Blank]

RESULTS OF OPERATIONS

Overview:

Our 2002 results reflect a solid performance in spite of the continued challenges we face due to the overall soft economic climate and continuing political uncertainty. We are confident that through our continued cost control and restaurant management efforts that we are poised for long-term growth when the economy, particularly the tourism and hospitality sectors, recovers and experiences sustained growth. The following table sets forth all revenues, costs and expenses as a percentage of total revenues for the periods indicated for revenue and expense items included in the consolidated statements of operations.

	December	December	December
	29, 2002	30, 2001	31, 2000

Revenues:
Food sales	93.5%	93.1%	93.1%
Franchise revenues and other	6.5	6.9	6.9

Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of sales:
Food cost	25.9	26.3	26.0
Labor and benefits	32.9	32.5	32.5
Operating expenses	19.6	20.0	18.5
General and administrative	9.1	9.4	9.1
Depreciation and amortization	6.2	7.1	6.8
Interest, net	5.3	5.5	5.4
Provision for (benefit from) disposition of assets, net	(0.1)	(0.3)	0.1
Asset write-down	0.8	0.4	0.4
Other, net	(0.3)	(0.4)	(0.6)

Total costs and expenses	99.4	100.5	98.2

Income (loss) before income taxes	0.6	(0.5)	1.8
Benefit from (provision for) income taxes	(0.1)	0.3	(0.6)

Net income (loss)	0.5%	(0.2)%	1.2%

Net income for 2002 was $2.2 million versus a net loss of $696,000 in 2001 and net income of $4.0 million in 2000. Pre-tax income for 2002 included a loss of $2.2 million related to asset dispositions and write-downs. Pre-tax loss for 2001 included a loss of $374,000 related to asset dispositions and write-downs. Pre-tax income for 2000 included a loss of $1.5 million related to asset dispositions and write-downs.

Year Ended December 29, 2002 Compared to Year Ended December 30, 2001

Revenues:

Total revenues increased 2.6% over 2001 due primarily to increased restaurant food sales.

Food sales at Company-operated restaurants increased 2.9%. The increase is primarily the result of sales from twenty stores opened or acquired since the beginning of 2001 partially offset by ten stores that were either closed or sold to franchisees since the beginning of 2001. Comparable restaurant sales decreased 2.1% primarily due to a decrease in comparable customer visits of 4.5%, partially offset by a 2.4% increase in check average.

Revenues from Foxtail increased approximately 1.8% over 2001 and constituted 10.0% of our total 2002 revenues. In order to ensure consistency and availability of our proprietary products to each restaurant in the system, Foxtail offers cookie doughs, muffin batters, pancake mixes, pies and other food products to Company-operated and franchised restaurants through food service distributors. Additionally, it produces a variety of non-proprietary products for sale in various retail markets. Sales to Company-operated restaurants are eliminated in the accompanying statements of operations. The increase noted above can be attributed to growth in sales outside of the Perkins system.

Franchise and other revenues, which consist primarily of franchise royalties and initial license fees, decreased 2.9% from the prior year. Royalty revenues decreased due to a decrease in comparable sales and a decline in the number of average franchise restaurants. Initial franchise license fees increased as a result of seventeen franchise restaurants opening in 2002 versus twelve in 2001.

Costs and Expenses:

Food cost:

In terms of total revenues, food cost decreased 0.4 percentage points from 2001. Restaurant division food cost expressed as a percentage of restaurant division sales decreased 0.6 percentage points. The current year decrease was primarily due to menu price increases and a net decrease in commodity costs.

The cost of Foxtail sales, in terms of total Foxtail revenues, increased approximately 0.3 percentage points, as a result of increased raw materials costs. As a manufacturing operation, Foxtail typically has higher food costs as a percent of revenues than the Company’s restaurants.

Labor and benefits:

Labor and benefits expense, as a percentage of total revenues, increased 0.4 percentage points over 2001. Increased workers’ compensation costs, a moderate increase in wage rates and a slight drop in productivity impacted restaurant labor and benefits. Foxtail labor and benefits decreased due to improvements in plant efficiencies.

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

As a percentage of revenues, Foxtail labor and benefit charges are significantly lower than the Company’s restaurants. If Foxtail were to become a more significant component of the Company’s total operations, labor and benefits expense, expressed as a percent of total revenue, would decrease.

Operating expenses:

Operating expenses, expressed as a percentage of total revenues, decreased 0.4 percentage points from 2001 to 2002.

Restaurant division operating expenses expressed as a percentage of restaurant sales, decreased 0.4 percentage points. The decrease is primarily the result of decreased utility cost due to the drop in natural gas prices. Also, store pre-opening expenses were lower due to the fact that the Company opened fewer stores in 2002 as compared to 2001.

Foxtail expenses, expressed as a percentage of Foxtail revenue, increased 0.3 percentage points. The increase is primarily due to increased transportation and storage costs.

Franchise division operating expenses, expressed as a percentage of franchise revenues decreased 1.4 percentage points compared to the prior year. Expenses under franchise service fee agreements, investment spending for advertising in select franchised markets, and franchise settlements drove the decrease.

General and administrative:

General and administrative expenses declined to 9.1% of total revenues in 2002 from 9.4% of total revenues in 2001. The decrease is primarily attributable to the impact of selected administrative workforce reductions.

Depreciation and amortization:

Depreciation and amortization decreased approximately 9.6% from 2001 due to the cessation of goodwill amortization and the increase in total revenue.

Interest, net:

Net interest expense decreased from 5.5% to 5.3% of revenues. The decrease is the result of reduced average borrowings and lower variable interest rates on the Company’s revolving line of credit.

Provision for/Benefit from disposition of assets:

During 2002, the Company recorded a net gain of $493,000 related to the disposition of assets.

Asset write-down:

The Company recorded charges totaling $2.7 million to write down the carrying value of the two Sage Hen properties and two Company owned restaurants to their estimated fair values.

Other:

Other income decreased approximately $658,000. This decrease is primarily due to the termination of 8 leases and subleases at the end of 2001 on properties leased to a franchisee.

Provision for/Benefit from income taxes:

The benefit from income taxes in 2002 was $179,000. Our effective tax rate was (9.0)% in 2002, 56.6% in 2001 and 31.8% in 2000. The (9.0)% effective tax rate in 2002 was higher than in 2001 due to the fact that we had positive pretax income in 2002 versus a pretax loss in 2001. The 2002 effective tax rate was favorably impacted primarily by credits resulting from excess FICA taxes paid on server tip income that exceeds minimum wage. The effective tax rate is lower than the statutory U.S. federal tax rate and the 2001 effective tax rate primarily due to the utilization of these credits. For 2003, we expect the effective tax rate to be approximately 32.4%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

Year Ended December 30, 2001 Compared to Year Ended December 31, 2000

Revenues:

Total revenues decreased 1.7% over 2000 due primarily to decreased restaurant food sales.

Food sales at Company-operated Perkins Restaurants decreased 2.5%. The decrease can be attributed to a decline in comparable restaurant sales of 2.5% and the fact that fiscal 2001 contained 364 days compared to 366 days in the year ending December 31, 2000. The decline in comparable restaurant sales was due to a decrease in comparable customer visits of 3.0%, which was partially offset by a 0.5% increase in check average. The increase in check average is the result of menu price increases of 1.4% partially offset by increased discounting and sales mix shifts. Sales from two new Sage Hen Cafes opened during 2001 partially offset the decrease.

Revenues from Foxtail increased approximately 2.4% over 2000 and constituted 10.1% of the Company’s total 2001 revenues. The increase in Foxtail revenues is attributable to growth in the number of franchise stores in the Perkins system and increased external sales.

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

Labor and benefits:

Labor and benefits expense, as a percentage of total revenues, was flat compared to 2000. An increase in restaurant labor and benefits was offset by a decrease at Foxtail. A moderate increase in wage rates and a slight drop in productivity impacted restaurant labor and benefits. A decrease in group health program costs partially offset the increase. Foxtail labor and benefits decreased due to improvements in plant efficiencies and a decrease in Foxtail’s worker’s compensation program costs.

Operating expenses:

Operating expenses, expressed as a percentage of total revenues, increased 1.5 percentage points from 2000 to 2001.

Restaurant division operating expenses expressed as a percentage of restaurant sales, increased 1.9 percentage points. The increase related to several factors, the largest of which was the increased cost of natural gas in the first quarter of 2001 combined with severely cold temperatures during the same period. New store opening expenses increased due to the opening of seven new Company-operated restaurants in 2001 compared to four in the prior year. We also increased spending on media advertising in several markets and invested in certain supply and repair expenses as we focused on improving the image of our restaurants.

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

Depreciation and amortization:

Depreciation and amortization increased approximately 2.9% over 2000 due to the Company’s continuing program to upgrade and maintain existing restaurants and the net addition of eight Company-operated restaurants during the year.

Interest, net:

Net interest expense increased from 5.4% to 5.5% of revenues due to the drop in total revenues. An increase in interest charges on the Senior Discount Notes was offset by a decrease in interest expense associated with capital lease obligations. The impact of higher average borrowings on the Company’s line of credit was offset by the decline in short term borrowing rates. Prior to November 15, 2001, interest accreted on the Senior Discount Notes on a compounding basis. On November 15, 2001 the Company elected to begin accruing cash interest on the Senior Discount Notes.

Provision for/Benefit from disposition of assets:

During 2001, the Company recorded a net gain of $1.1 million related to the disposition of assets. This amount includes a loss of $132,000 related to discontinued development of certain sites and a net gain of $1.2 million related to the sale of seven properties, five of which were Company-operated restaurants sold to a franchisee.

Asset write-down:

The Company recorded charges totaling $1.5 million to write down the carrying value of three properties to their estimated fair values, and to write off the carrying amount of certain intangibles related to the expected future royalty income of franchised restaurants acquired by the Company in December 2001.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the estimates that are required to prepare the financial statements of a corporation. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.

Revenue Recognition:

Revenue at Company-operated restaurants is recognized as customers pay for products at the time of sale. The earnings reporting process is covered by our system of internal controls and generally does not require significant management judgments and estimates. However, estimates are inherent in the calculation of franchisee royalty revenue. We calculate an estimate of royalty income each period and adjust royalty income when actual amounts are reported by franchisees. Historically, these adjustments have not been material. We provide for estimated losses for revenues that are not likely to be collected. Although we maintain good relationships with our franchisees, if average sales or the financial health of significant franchisees were to deteriorate, we may have to increase our reserves against collection of franchise revenues.

Insurance Accruals:

We are self-insured up to certain limits for costs associated with workers’ compensation claims, property claims and benefits paid under employee health care programs. At December 29, 2002 and December 30, 2001, we had total self-insurance accruals reflected in our balance sheet of approximately $2.6 million.

The measurement of these costs required the consideration of historical loss experience and judgments about the present and expected levels of cost per claim. We account for these costs primarily through actuarial methods, which develop estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet date. Other acceptable methods of accounting for these accruals include measurement of claims outstanding and projected payments.

We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. However, the use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved and the length of time until the ultimate cost is known. We believe that our recorded obligations for these expenses are consistently measured on a conservative basis. Nevertheless, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities.

Long-Lived Assets:

The restaurant industry is capital intensive. We have approximately 65% of our total assets invested in property and equipment. We capitalize only those costs that meet the definition of capital assets under generally accepted accounting principles. Accordingly, repairs and maintenance costs that do not extend the useful life of the asset are expensed as incurred.

The depreciation of our capital assets over their estimated useful lives, and the determination of any salvage values, requires management to make judgments about future events. Because we utilize many of our capital assets over relatively long periods (20 – 30 years for our restaurant buildings), we periodically evaluate whether adjustments to our estimated lives or salvage values are necessary. The accuracy of these estimates affects the amount of depreciation expense recognized in a period and, ultimately, the gain or loss on the disposal of the asset. Historically, gains and losses on the disposition of assets have not been significant. However, such amounts may differ materially in the future based on restaurant performance, technological obsolescence, regulatory requirements and other factors beyond our control.

Due to the fact that we invest a significant amount in the construction or acquisition of new restaurants, we have risks that these assets will not provide an acceptable return on our investment and an impairment of these assets may occur. The accounting test for whether an asset held for use is impaired involves first comparing the carrying value of the asset with its estimated future undiscounted cash flows. If these cash flows do not exceed the carrying value, the asset must be adjusted to its current fair value. We periodically perform this test on each of our restaurants to evaluate whether impairment exists. Factors influencing our judgment include the age of the restaurant (new restaurants have significant start up costs which impede a reliable measure of cash flow), estimation of future restaurant performance and estimation of restaurant fair value. Due to the fact that we can specifically evaluate impairment on a restaurant by restaurant basis, we have historically been able to identify impaired restaurants and record the appropriate adjustment.

During 2002, we determined that impairment existed with respect to the two Sage Hen Café restaurants and to two Company owned restaurants. This determination was made based on our projections that the future cash flows of these restaurants would not exceed the present carrying value of the assets. Accordingly, we recorded an impairment charge of approximately $2.7 million to adjust the assets of these restaurants to net realizable value.

We utilize operating leases to finance a significant number of our restaurant properties. Over the years, we have found these leasing arrangements to be favorable from a cash flow and risk management standpoint. Such arrangements typically shift the risk of loss on the residual value of the assets at the end of the lease period to the lessor. As discussed in “Capital Resources and Liquidity” and in Note 5 to the accompanying audited financial statements, at December 29, 2002, we had approximately $75 million (on an undiscounted basis) of future commitments for operating leases.

The future commitments for operating leases are not reflected as a liability in our balance sheet because the leases do not meet the accounting definition of capital leases. The determination of whether a lease is accounted for as a capital lease or an operating lease requires management to make estimates primarily about the fair value of the asset and its estimated economic useful life. We believe that we have a well-defined and controlled process for making this evaluation.

We have approximately $31.7 million of intangible assets on our balance sheet resulting from the acquisition of businesses. New accounting standards adopted in 2002 require that we review these intangible assets for impairment on an annual basis and cease all goodwill amortization. The adoption of these new rules did not result in an impairment of our recorded intangible assets. The annual evaluation of intangible asset impairment requires the use of estimates about the future cash flows of each of our reporting units to determine their estimated fair values. Changes in forecasted operations and changes in discount rates can materially affect these estimates. However, once an impairment of intangible assets has been recorded, it cannot be reversed.

Deferred Income Taxes:

We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. We record a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. In evaluating the need for a valuation allowance, we must make judgments and estimates on future taxable income, feasible tax planning strategies and existing facts and circumstances. When we determine that deferred tax assets could be realized in greater or less amounts than recorded, the asset balance and income statement reflect the change in the period such determination is made. We believe that the valuation allowance recorded is adequate for the circumstances. However, changes in facts and circumstances that affect our judgments or estimates in determining the proper deferred tax assets or liabilities could materially affect the recorded amounts.

CAPITAL RESOURCES AND LIQUIDITY

Our primary sources of funding were cash provided by operations, the sale of one restaurant to a franchisee, borrowings under our line of credit and the sale of five non-operating properties. The principal use of cash during the year was capital expenditures and principal and interest payments on debt. Capital expenditures consisted primarily of a building and equipment for one new Company-operated restaurant, equipment purchases for three new Company-operated restaurants, maintenance capital and costs related to remodels of existing restaurants.

The following table summarizes capital expenditures for each of the past three years (in thousands).

	2002	2001	2000

New restaurants	$2,781	$12,397	$6,561
Capitalized Maintenance	5,214	4,780	4,367
Remodeling and reimaging	3,510	3,109	8,904
Acquisitions of franchised restaurants	—	3,550	6,158
Manufacturing	389	821	633
Other	1,524	3,022	3,212

Total Capital Expenditures	$13,418	$27,679	$29,835

Our capital budget for 2003 is $12.7 million and includes plans to open no new Company-operated restaurants. The primary source of funding for these expenditures is expected to be cash provided by operations. Capital spending could vary significantly from planned amounts as certain of these expenditures are discretionary in nature.

As is typical in the restaurant industry, we operate with a working capital deficit since funds generated by cash sales in excess of those needed to service short-term obligations are used to reduce debt and acquire capital assets. At December 29, 2002, this working capital deficit was $18.1 million.

We have a collateralized $40 million revolving line of credit facility (the “Credit Facility”) with a sub limit for up to $5.0 million of letters of credit. The Credit Facility was amended on November 15, 2001 to modify certain terms and conditions and reduce available borrowings from $50 million to $40 million. As a result of the amendment, borrowing rates were adjusted to current market rates. All amounts under the Credit Facility will bear interest at floating rates based on the agent’s base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is collateralized by a first priority lien on substantially all of our assets. As of December 29, 2002, $2.0 million in borrowings and approximately $2.7 million of letters of credit were outstanding under the Credit Facility.

We have outstanding $130 million of 10.125% Unsecured Senior Notes (the “Notes”) due December 15, 2007. Interest on the Notes is payable semi-annually on June 15 and December 15.

We have outstanding $31.1 million of 11.25% Senior Discount Notes (the “Discount Notes”) maturing on May 15, 2008. The Discount Notes were issued at a discount to their principal amount at maturity and generated gross proceeds of $18 million.

On November 15, 2001, we elected to begin accruing cash interest on the Discount Notes. Cash interest is payable semi-annually on May 15 and November 15. The principal balance of the Notes on December 29, 2002 was $26.9 million. On May 15, 2003, we will be required to redeem $8.4 million in accreted interest of the Discount Notes at a redemption price of 105.625%.

Based on forecasted results of operations, we believe that it is likely that we will not achieve one of our financial ratio requirements for the first quarter of fiscal 2003. We are currently negotiating a modification of this covenant with the Credit Facility lender in order to ensure future compliance. We expect to complete such negotiation during the quarter ending April 20, 2003 and to have the modified covenant effective for the April 20, 2003 measurement date. If we are unable to modify the terms of this covenant and are unable to obtain waivers from the lender for possible future violations of this covenant, the lender could demand payment of the balance of the Credit Facility, which could constitute a default under the Notes and Discount Notes. As of February 23, 2003, no amounts were borrowed and $3.1 million of letters of credit was outstanding with respect to the Credit Facility. If the Credit Facility lender, or the trustee or the holders of the Notes and the Discount Notes demanded repayment, we would seek to refinance the balance of the Credit Facility, the Notes and the Discount Notes with another lender. There can be no assurance that we will successfully modify the terms of the covenant or refinance the balance under the Credit Facility, the Notes and the Discount Notes.

We have contractual obligations and commercial commitments including long-term debt, land lease obligations for Company operated restaurants and office space for corporate operations. The table below presents, as of December 29, 2002, our future scheduled principal repayments of long-term debt and lease obligations (in thousands).

		Capital	Operating	Total
	Long-Term	Lease	Lease	Contractual
	Debt	Obligations	Obligations	Cash Obligations

2003	$8,840	$823	$9,470	$19,133
2004	—	575	9,165	9,740
2005	2,000	398	8,452	10,850
2006	—	312	8,151	8,463
2007	130,000	166	7,587	137,753
Thereafter	18,015	112	37,766	55,893

Total	$158,855	$2,386	$80,591	$241,832
Less: Current Portion	(8,840)	(649)
Amounts representing interest	—	(403)

Total	$150,015	$1,334

In the past, we have sponsored financing programs offered by certain lending institutions to assist franchisees in procuring funds for the construction of new franchised restaurants and to purchase and install in-store bakeries. We provided a limited guaranty of funds borrowed. Our obligation under these agreements expired during the first quarter of 2002.

During 2000, we entered into a separate agreement to guarantee fifty percent of borrowings up to a total guarantee of $1,500,000 for use by a franchisee to remodel and upgrade existing restaurants. As of December 29, 2002, $3,000,000 in borrowings were outstanding under this agreement of which $1,500,000 were guaranteed by us.

Our predecessors entered into arrangements with several different parties which have reserved territorial rights under which specified payments are to be made by us based on a percentage of gross sales from certain restaurants and for new restaurants opened within certain geographic regions. During 2002, we paid an aggregate amount of $2,694,000 under such arrangements. Three such agreements are currently in effect. Of these, one expires upon the death of the beneficiary, one expires in the year 2075 and the remaining agreement remains in effect as long as we operate Perkins Restaurants and Bakeries in certain states.

We are a wholly owned subsidiary of RHC. The common shares of RHC not owned by Mr. Smith are subject to an option to require RHC to redeem the shares at any time after December 22, 2004 at fair market value (the “Put”). As of October 6, 2002, these shares represented 30% of the outstanding common stock of RHC. RHC has a management fee agreement dated as of December 22, 1999, with BancBoston Ventures, Inc. (BBV) whereby BBV provides certain consulting services to RHC. In consideration for these services, a fee of $250,000 accrues annually and is payable by RHC on December 22, 2004.

Additionally, RHC issued 50,000 shares of non-voting preferred stock on December 22, 1999. The preferred stock is mandatorily redeemable for $1,000 per share (the “Liquidation Value”) plus all accrued but unpaid dividends, if any, on December 22, 2006. Preferred dividends of 8% per annum of the Liquidation Value of each share are payable quarterly. As of October 6, 2002, approximately $12,358,000 of in-kind dividends had been paid through the issuance of additional shares of preferred stock. Assuming a continuation of in-kind dividends, the redemption price on December 22, 2006 is estimated to be $87,044,000. The holders of preferred stock are entitled to be paid in cash the Liquidation Value of each share of preferred stock before any payments are made to any holders of common stock. The preferred stock is redeemable at our option at any time prior to the mandatory redemption date at the Liquidation Value plus a redemption premium as specified in our Charter. The redemption premium is 3% through December 21, 2002 after which the preferred stock is redeemable at par.

RHC has no material assets other than its investment in us. Our ability to pay dividends to or make distributions to RHC in order to redeem common or preferred shares or pay the management fee to BBV is restricted under our senior notes and the Credit Facility. Therefore, we may need to recapitalize or refinance all or a portion of our obligations on or prior to maturity.

Our ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under the Credit Facility, will be adequate to meet our liquidity needs for the foreseeable future. We may, however, need to refinance all or a portion of the principal of the Discount Notes and the Notes on or prior to maturity. There can be no assurance that we will generate sufficient cash flow from operations, or that future borrowings will be available under the Credit Facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, there can be no assurance that we will be able to effect any such refinancing on commercially reasonable terms or at all.

ACQUIRED RESTAURANT OPERATIONS

Prior to December 3, 2001, we leased or subleased eight restaurant properties to a franchisee in Denver, Colorado. The franchisee operated an additional three restaurants leased from unrelated third parties. In the third quarter of 2001, the franchisee was in default under the franchise license agreements on its eleven properties and in default under its leases with us. Two of the restaurants leased from third parties and one of the properties owned by us were closed subsequent to the end of the third quarter. We earned royalty revenues from this franchisee totaling $575,000, $653,000 and $629,000 for 2001, 2000 and 1999, respectively. Additionally, we earned lease and sublease income from the eight properties we controlled totaling $591,000, $660,000 and $770,000 for 2001, 2000 and 1999, respectively.

On December 3, 2001, we terminated our leases on the eight restaurants leased or subleased to the franchisee, assumed the lease on one restaurant leased from a third party, and terminated our license agreements on all eleven properties. We also acquired the furniture, fixtures, equipment and operations of eight of the restaurants and continued to operate them as Perkins restaurants. One of the restaurants was subsequently closed in January 2002. All amounts owed to us as of December 3, 2001, under our license and lease agreements were deducted from the purchase price of the restaurants.

SYSTEM DEVELOPMENT

We opened four new Company-operated restaurants and seventeen franchised restaurants in 2002. We plan to open no new Company-operated restaurants and up to twelve franchised restaurants in 2003. There are currently five area development agreements requiring six franchised restaurants to be opened in 2003 and 2004.

MANAGEMENT’S OUTLOOK

We believe that the economy will continue to be adversely impacted by political and economic uncertainties that existed in 2002. We are introducing a new menu for 2003 that contains an updated, more contemporary look and places a greater emphasis on lunch and dinner entrees. In order to improve customer counts, we are introducing certain value-oriented promotions targeting specific demographics. During 2003, we will continue focusing on managing restaurant costs and providing quality food and service on a consistent basis.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” was issued in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for us on December 30, 2002. We have evaluated the effects of adopting this statement and have determined that it will not have a material effect on our results of operations or financial position.

SFAS No. 145, “Rescission of Financial Accounting Standards Board (“FASB”) Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued in April 2002. SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, FASB No. 64, “Extinguishments of Debt Made to Satisfy Sinking Fund Requirements,” and requires that gains and losses from the extinguishment of debt be classified as extraordinary items only if certain criteria are met. SFAS 145 also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for us on December 30, 2002 and implementation will not have a material effect on our results of operations or financial position.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued in June 2002. SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is effective for exit and disposal activities that are initiated by us after December 31, 2002 and will be applied on a prospective basis.

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued in November 2002. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for our financial statements ending December 29, 2002 and are incorporated herein.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN46”), “Consolidation of Variable Interest Entities (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities (“QSPEs”) subject to the reporting requirements of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs in the first reporting period beginning after June 15, 2003. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. The Company does not believe that the adoption of FIN 46 will have a material adverse impact on the Company’s financial statements.

SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123,” was issued in December 2002. The Statement amends FASB No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FASB No. 148 is effective for our financial statements ending December 29, 2002. However, implementation does not have a material effect on our results of operations or financial position.

IMPACT OF INFLATION

We do not believe that our operations are affected by inflation to a greater extent than are the operations of others within the restaurant industry. In the past, we have generally been able to offset the effects of inflation through selective menu price increases.

IMPACT OF GOVERNMENTAL REGULATION

A majority of our employees are paid hourly rates as determined by Federal and state minimum wage rate laws. Future increases in these rates could materially affect our cost of labor. We are subject to various other regulatory requirements from Federal, State and local organizations. The Occupational Safety and Health Administration, the Food and Drug Administration, the Environmental Protection Agency and other governmental agencies all maintain regulations with which we are required to comply.

SEASONALITY

Our revenues are subject to seasonal fluctuations. Customer counts (and consequently revenues) are generally higher in the summer months and lower during the winter months because of the high proportion of restaurants located in states where inclement weather adversely affects customer visits.

CHANGE IN ACCOUNTING REPORTING PERIOD

Effective January 1, 2001, we converted our financial reporting from a calendar year basis to thirteen four-week periods ending on the last Sunday in December. The first quarter includes four four-week periods. The first, second, third and fourth quarters of 2002 ended April 21, July 14, October 6, and December 29, respectively.

FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations that are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements. Such factors include, but are not limited to, the following: general economic conditions, competitive factors, consumer taste and preferences and adverse weather conditions. We do not undertake to publicly update or revise the forward-looking statements even if experience or future changes make it clear that the projected results expressed or implied therein will not be realized.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. We currently have market risk-sensitive-instruments related to interest rates. We have no significant exposure for changing interest rates on the Notes and Discount Notes because the interest rates are fixed. We have outstanding long-term debt (exclusive of capital leases) of $158.9 million and $172.8 million at December 29, 2002 and December 30, 2001, respectively. Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to approximately $6.6 million as of December 29, 2002 and $6.4 million as of December 30, 2001. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities. Currently, derivative instruments are not used to manage interest rate risk.

We have in place a $40.0 million line of credit facility that matures on January 1, 2005. All borrowings under the facility bear interest at floating rates based on the agent’s base rate or Eurodollar rates. We had $2.0 million outstanding under the line of credit facility at December 29, 2002. While changes in market interest rates would affect the cost of funds borrowed in the future, we believe that the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be material.

Commodity Price Risk. Many of the food products and other operating essentials purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are beyond our control. Our supplies and raw materials are available from several sources and we are not dependent upon any single source for these items. If any existing suppliers fail, or are unable to deliver in quantities required by us, we believe that there are sufficient other quality suppliers in the marketplace that our sources of supply can be replaced as necessary. At times we enter into purchase contracts of one year or less or purchase bulk quantities for future use of certain items in order to control commodity-pricing risks. Certain significant items that could be subject to price fluctuations are beef, pork, coffee, eggs, dairy products, wheat products and corn products. We believe that we will be able to pass through increased commodity costs by adjusting menu pricing in most cases. However, we believe that any changes in commodity pricing that cannot be offset by changes in menu pricing or other product delivery strategies would not be material.

Item 8. Financial Statements and Supplementary Data.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)

	Years Ended

	December	December	December
	29, 2002	30, 2001	31, 2000

REVENUES:
Food sales	$316,958	$307,649	$313,045
Franchise and other revenue	22,200	22,855	23,199

Total Revenues	339,158	330,504	336,244

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	87,866	86,855	87,581
Labor and benefits	111,502	107,355	109,161
Operating expenses	66,418	66,078	62,083
General and administrative	30,696	31,051	30,491
Depreciation and amortization	21,194	23,442	22,790
Interest, net	17,908	18,197	18,106
(Benefit from) provision for disposition of assets, net	(493)	(1,093)	10
Asset write-down	2,666	1,467	1,537
Other, net	(587)	(1,245)	(1,433)

Total Costs and Expenses	337,170	332,107	330,326

INCOME (LOSS) BEFORE INCOME TAXES	1,988	(1,603)	5,918
BENEFIT FROM (PROVISION FOR) INCOME TAXES	179	907	(1,884)

NET INCOME (LOSS)	$2,167	$(696)	$4,034

The accompanying notes are an integral part of these consolidated statements.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	December	December
	29, 2002	30, 2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,813	$4,501
Receivables, less allowance for doubtful accounts of $1,041 and $907	9,671	8,468
Inventories, at the lower of first-in, first-out cost or market	5,182	5,330
Prepaid expenses and other current assets	1,977	2,692
Deferred income taxes	721	705

Total current assets	23,364	21,696

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation and amortization	126,985	141,480
GOODWILL	27,035	27,035
INTANGIBLE ASSETS, net of accumulated amortization of $4,581 and $3,651	4,737	5,667
DEFERRED INCOME TAXES	9,209	6,895
OTHER ASSETS	7,354	8,191

	$198,684	$210,964

LIABILITIES AND STOCKHOLDER’S INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$9,489	$1,030
Accounts payable	14,132	13,100
Accrued expenses	17,849	18,748

Total current liabilities	41,470	32,878

CAPITAL LEASE OBLIGATIONS, less current maturities	1,334	1,944
LONG-TERM DEBT	150,015	172,831
OTHER LIABILITIES	6,146	5,759
COMMITMENTS AND CONTINGENCIES (Notes 5 and 11)
STOCKHOLDER’S INVESTMENT:
Common stock, $.01 par value, 100,000 shares authorized, 10,820 issued and outstanding	1	1
Accumulated Deficit	(282)	(2,449)

	(281)	(2,448)

	$198,684	$210,964

The accompanying notes are an integral part of these consolidated balance sheets.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S INVESTMENT
(In Thousands)

		Additional
	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total

Balance at December 31, 1999	$1	$—	$(5,161)	$(5,160)

Net income	—	—	4,034	4,034
Distribution	—	—	(626)	(626)

Balance at December 31, 2000	1	—	(1,753)	(1,752)

Net loss	—	—	(696)	(696)

Balance at December 30, 2001	1	—	(2,449)	(2,448)

Net income	—	—	2,167	2,167

Balance at December 29, 2002	$1	$—	$(282)	$(281)

The accompanying notes are an integral part of these consolidated statements.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended

	December	December	December
	29, 2002	30,2001	31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,167	$(696)	$4,034
Adjustments to reconcile net income (loss) to net cash provided by operating activities :
Depreciation and amortization	21,194	23,442	22,790
Accretion of Senior Discount Notes	25	2,501	2,664
(Benefit from) provision for disposition of assets	(493)	(1,093)	10
Asset write-down	2,666	1,467	1,537
Other non-cash income and expense items, net	498	481	452
Net changes in other operating assets and liabilities	(2,108)	(5,891)	(4,878)

Total adjustments	21,782	20,907	22,575

Net cash provided by operating activities	23,949	20,211	26,609

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(13,418)	(24,129)	(23,677)
Cash paid for acquisition of franchised restaurants	—	(3,550)	(6,158)
Proceeds from sale of property and equipment	5,366	4,402	1,419
Payments on notes receivable	407	1,022	226

Net cash used in investing activities	(7,645)	(22,255)	(28,190)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments on) proceeds from long-term debt	(14,000)	2,250	5,000
Principal payments under capital lease obligations	(992)	(1,066)	(966)

Net cash (used in) provided by financing activities	(14,992)	1,184	4,034

Net increase (decrease) in cash and cash equivalents	1,312	(860)	2,453
CASH AND CASH EQUIVALENTS:
Balance, beginning of year	4,501	5,361	2,908

Balance, end of year	$5,813	$4,501	$5,361

The accompanying notes are an integral part of these consolidated statements.

THE RESTAURANT COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 29, 2002

(1)  ORGANIZATION:

Organization —

The Restaurant Company (“TRC”, “Perkins” or the “Company”) is a Delaware corporation and is a wholly-owned subsidiary of The Restaurant Holding Corporation (“RHC”). RHC is owned by Donald N. Smith (“Mr. Smith”), BancBoston Ventures, Inc. (“BBV”), a subsidiary of Fleet Boston Financial Corp., and others who own 70.0%, 21.0% and 9.0%, respectively.

Mr. Smith is also the Chairman and Chief Executive Officer of Friendly Ice Cream Corporation (“FICC”), which operates and franchises 543 restaurants, located primarily in the northeastern United States.

We operate and franchise mid-scale restaurants that serve a wide variety of high quality, moderately priced breakfast, lunch, and dinner entrees and bakery products. TRC and its franchisees operate under the names “Perkins Restaurant and Bakery,” “Perkins Family Restaurant,” “Perkins Family Restaurant and Bakery” and “Perkins Restaurant.” Our restaurants provide table service and are open seven days a week. The restaurants are located in 35 states with the largest number in Minnesota, Pennsylvania, Florida, Ohio, and Wisconsin. There are fifteen franchised restaurants located in Canada. We also offer cookie doughs, muffin batters, pancake mixes, pies and other food products for sale to restaurants operated by us and our franchisees and bakery and food service distributors through Foxtail Foods (“Foxtail”), our manufacturing division.

TRC Realty LLC —

TRC Realty LLC is a 100% owned subsidiary of TRC. TRC Realty LLC’s sole purpose is the operation of an airplane that is used for business purposes of TRC and FICC.

Perkins Finance Corp. —

Perkins Finance Corp. (“PFC”) is a wholly-owned subsidiary of TRC, and was created solely to act as the co-issuer of our 10.125% Senior Notes. PFC has no operations and does not have any revenues.

The Restaurant Company of Minnesota —

On September 30, 2000, we contributed all of the restaurant, office and related assets owned by us and used in our operations in Minnesota and North Dakota and all of our trademarks and service marks to The Restaurant Company of Minnesota (“TRCM”), a newly created, wholly-owned subsidiary. TRCM was formed to conduct our operations in Minnesota and North Dakota as well as manage the rights and responsibilities related to the contributed trademarks and service marks. TRCM granted us a license to use, and the right to license others to use, the trademarks and service marks used in the Perkins system.

Basis of Presentation —

The accompanying financial statements include the consolidated results of TRC and subsidiaries for the fiscal years 2002, 2001 and 2000. All material intercompany transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to current year presentation.

Change in Accounting Reporting Period —

Effective January 1, 2001, we converted our financial reporting from a calendar year basis to thirteen four-week periods ending on the last Sunday in December. The first quarter includes four four-week periods. The first, second, third and fourth quarters of 2002 ended April 21, July 14, October 6, and December 29, respectively.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Estimates —

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk —

Financial instruments that potentially subject us to a concentration of credit risk are cash and cash equivalents. At times, cash balances may be in excess of FDIC insurance limits. The Company has not experienced any losses with respect to bank balances in excess of government provided insurance.

Cash Equivalents —

We consider all investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition —

Revenue at Company-operated restaurants is recognized as customers pay for products at the time of sale. Revenue recognition at Foxtail occurs upon the shipment of product to the distributor.

Our franchisees are required to pay an initial fee to us when each franchise is granted. These fees are not recognized as income until the restaurants open. We also receive franchise royalties ranging from one to six percent of the gross sales of each franchised restaurant. These royalties are recorded as income in the period earned.

Advertising —

We include the costs of advertising in operating expenses. Advertising expense was $13,853,000, $13,914,000 and $13,205,000 for the fiscal years 2002, 2001 and 2000, respectively.

Property and Equipment —

Major renewals and betterments are capitalized; replacements and maintenance and repairs that do not extend the lives of the assets are charged to operations as incurred.

Goodwill and Intangible Assets —

As of December 31, 2001, we completed adoption of Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value approach, at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by management at the component level. We have determined that our operating segments are our reporting units under the provisions of SFAS 142.

SFAS 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. The fair value of each reporting unit is determined using a discounted cash flow analysis and comparative market multiples. If an impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value. As required by SFAS No. 142, we completed a transitional impairment test for goodwill as of December 31, 2001 and also an impairment test as of December 30, 2002. As a result of these tests, we did not record any impairment of our goodwill.

We amortize the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment and written down to fair value as required.

Before December 31, 2001, we amortized goodwill over its estimated period of benefit on a straight-line basis; we amortized other intangible assets on appropriate bases over their estimated lives. No amortization period exceeded 40 years. When an intangible asset’s carrying value exceeded associated expected operating cash flows, we considered it to be impaired and wrote it down to fair value, which we determined based on either discounted future cash flows or appraised values.

Income Taxes —

Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. We use the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to be in effect when the taxes are paid.

Preopening Costs —

In accordance with the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 98-5, “Reporting on the Costs of Start-Up Activities,” we expense the costs of start-up activities as incurred.

Impairment of Long-Lived Assets —

Pursuant to SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the recoverability of assets (including intangibles) when events and circumstances indicate that assets might be impaired. For such assets, we determine impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Where an indication of impairment exists, we generally estimate undiscounted future cash flows at the level of individual restaurants or manufacturing facilities. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Assets held for disposition are valued at the lower of historical cost, net of accumulated depreciation, or fair market value less disposition cost.

Insurance Accruals —

We are self-insured up to certain limits for costs associated with workers’ compensation claims, property claims and benefits paid under employee health care programs. At December 29, 2002 and December 30, 2001, we had total self-insurance accruals reflected in our balance sheet of approximately $2.6 million.

New Accounting Pronouncements —

Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” was issued in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for us on December 30, 2002. We have evaluated the effects of adopting this statement and have determined that it will not have a material effect on our results of operations or financial position.

SFAS No. 145, “Rescission of Financial Accounting Standards Board (“FASB”) Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued in April 2002. SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, FASB No. 64, “Extinguishments of Debt Made to Satisfy Sinking Fund Requirements,” and requires that gains and losses from the extinguishment of debt be classified as extraordinary items only if certain criteria are met. SFAS 145 also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for us on December 30, 2002 and implementation will not have a material effect on our results of operations or financial position.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued in June 2002. SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is effective for exit and disposal activities that are initiated by us after December 31, 2002 and will be applied on a prospective basis.

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued in November 2002. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for our financial statements ending December 29, 2002 and are incorporated herein.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN46”), “Consolidation of Variable Interest Entities (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities (“QSPEs”) subject to the reporting requirements of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs in the first reporting period beginning after June 15, 2003. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. The Company does not believe that the adoption of FIN 46 will have a material adverse impact on the Company’s financial statements.

SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123,” was issued in December 2002. The Statement amends FASB No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FASB No. 148 is effective for our financial statements ending December 29, 2002. However, implementation does not have a material effect on our results of operations or financial position.

(3)  SUPPLEMENTAL CASH FLOW INFORMATION:

The decrease in cash and cash equivalents due to changes in operating assets and liabilities for the past three years consisted of the following (in thousands):

	December	December	December
	29, 2002	30, 2001	31, 2000

(Increase) Decrease in:
Receivables	$(1,994)	$(576)	$(1,130)
Inventories	148	(234)	417
Prepaid expenses and other current assets	715	(1,114)	(455)
Other assets	(1,214)	(1,430)	(3,549)
Increase (Decrease) in:
Accounts payable	1,032	61	(2,470)
Accrued expenses	(1,182)	(2,242)	925
Other liabilities	387	(356)	1,384

	$(2,108)	$(5,891)	$(4,878)

Other supplemental cash flow information for the past three years consisted of the following (in thousands):

	December	December	December
	29, 2002	30, 2001	31, 2000

Cash paid for interest	$17,124	$14,771	$14,761
Income taxes paid	3,063	2,554	5,023
Income tax refunds received	1,666	45	146

In 2002, we recorded a note receivable and account receivable for reimbursements of $488,000 of leasehold improvements.

(4)  PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following for the past two years (in thousands):

	December	December
	29, 2002	30,2001

Owned:
Land and land improvements	$37,327	$36,673
Buildings	94,649	94,363
Leasehold improvements	51,742	48,799
Equipment	96,273	91,757
Construction in progress	—	1,672

	279,991	273,264
Less - accumulated depreciation and amortization	(155,282)	(138,527)

	124,709	134,737

Leased:
Buildings	18,790	19,888
Equipment	—	1,170

	18,790	21,058
Less - accumulated amortization	(17,573)	(19,402)

	1,217	1,656

Assets Held for Sale	1,059	5,087

	$126,985	$141,480

Depreciation and amortization for financial reporting purposes is computed primarily using the straight-line method based on the shorter of either the estimated useful lives or the lease terms of the property, as follows:

Years

Owned:
Land improvements	3 - 20
Buildings	20 - 30
Leasehold improvements	7 - 20
Equipment	3 - 7
Leased:
Buildings	20 - 25
Equipment	6

As of December 29, 2002, we owned or leased three properties held for disposal with a total carrying value of $1,059,000. The assets are reflected in the accompanying balance sheet at the lower of historical cost, net of accumulated depreciation, or fair market value less disposition costs. Our results of operations include losses related to these properties of $9,000, $100,000 and $321,000 for the years 2002, 2001 and 2000, respectively.

(5)  LEASES:

As of December 29, 2002, we operated 155 full-service restaurants as follows:

70 with both land and building leased
70 with both land and building owned
15 with the land leased and building owned

As of December 29, 2002, we either leased or subleased fourteen properties to others as follows:

7 with both land and building leased
4 with both land and building owned
3 with the land leased and building owned

Most of our restaurant leases have a primary term of 20 years and generally provide for two to four renewals of five years each. Certain leases provide for minimum payments plus a percentage of sales in excess of stipulated amounts.

Future minimum payments related to leases that have initial or remaining lease terms in excess of one year as of December 29, 2002 were as follows (in thousands):

	Lease Obligations

	Capital	Operating

2003	$823	$9,470
2004	575	9,165
2005	398	8,452
2006	312	8,151
2007	166	7,587
Thereafter	112	37,766

Total minimum lease payments	2,386	$80,591

Less:
Amounts representing interest	(403)

Capital lease obligations	$1,983

Future minimum gross rental receipts as of December 29, 2002, were as follows (in thousands):

	Amounts Receivable As

	Lessor	Sublessor

2003	$484	$747
2004	484	726
2005	489	680
2006	490	342
2007	461	293
Thereafter	2,232	1,823

Total minimum lease rentals	$4,640	$4,611

The net rental expense included in the accompanying Consolidated Statements of Operations for operating leases was as follows for the past three years (in thousands):

	2002	2001	2000

Minimum rentals	$9,185	$8,220	$7,869
Contingent rentals	850	1,352	1,778
Less - sublease rentals	(615)	(819)	(928)

	$9,420	$8,753	$8,719

(6)  GOODWILL AND INTANGIBLE ASSETS:

The following schedule presents the carrying amount of goodwill attributable to each reportable operating segment and changes therein:

					Total
	Restaurants	Franchise	Manufacturing	Other	Company

Balance as of December 30, 2001	$14,037	$12,998	$—	$—	$27,035
Changes in the carrying amount of goodwill during the year	—	—	—	—	—

Balance as of December 29, 2002	$14,037	$12,998	$—	$—	$27,035

The following schedule adjusts reported net income to exclude amortization expense related to goodwill.

	2002	2001	2000

Reported net income (loss)	$2,167	$(696)	$4,034
Add back: Goodwill amortization	—	1,292	1,252

Adjusted net income	$2,167	$596	$5,286

In connection with adopting SFAS No. 142, we also reassessed the useful lives and the classification of our identifiable intangible assets other than goodwill and determined that they continue to be appropriate. The components of our intangible assets are as follows.

	2002	2001

Present value of estimated future royalty fee income being amortized evenly over the remaining lives of the franchise agreements (1 to 15 years)	9,318	9,318
Less – Accumulated Amortization	(4,581)	(3,651)

Total	$4,737	$5,667

Amortization expense for intangible assets was $930,000 for 2002 and $2,613,000 for 2001. Estimated amortization expense for the five succeeding fiscal years is as follows:

Estimated
Amortization Expense

2003	$655,000
2004	650,000
2005	648,000
2006	546,000
2007	542,000

(7)  ACCRUED EXPENSES:

Accrued expenses consisted of the following (in thousands):

	2002	2001

Payroll and related benefits	$8,903	$9,108
Property, real estate and sales taxes	2,755	2,707
Insurance	568	287
Rent	1,144	1,179
Other	4,479	5,467

	$17,849	$18,748

(8)  LONG-TERM DEBT:

Long-term debt consisted of the following (in thousands):

	2002	2001

10.125% Unsecured Senior Notes, due December 15, 2007	$130,000	$130,000
11.25% Unsecured Senior Discount Notes, due May 15, 2008	26,855	26,831
Revolving credit facility, due January 1, 2005	2,000	16,000

	158,855	172,831
Less current maturities	(8,840)	—

	$150,015	$172,831

We have outstanding $130,000,000 of 10.125% Unsecured Senior Notes (the “Notes”) due December 15, 2007. Interest on the notes is payable semi-annually on June 15 and December 15.

We have a collateralized $40,000,000 revolving line of credit facility (the “Credit Facility”) with a sub limit for up to $5,000,000 of letters of credit. The Credit Facility was amended on November 15, 2001 to modify certain terms and conditions and reduce available borrowings from $50,000,000 to $40,000,000. As a result of the amendment, borrowing rates were adjusted to current market rates. All amounts under the Credit Facility will bear interest at floating rates based on the agent’s base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is collateralized by a first priority lien on substantially all of our assets. As of December 29, 2002, $2,000,000 in borrowings and approximately $2,659,000 of letters of credit were outstanding under the Credit Facility.

We have outstanding $31,100,000 of 11.25% Senior Discount Notes (the “Discount Notes”) maturing on May 15, 2008. The Discount Notes were issued at a discount to their principal amount at maturity and generated gross proceeds of $18,009,000.

On November 15, 2001, we elected to begin accruing cash interest on the Discount Notes. Cash interest is payable semi-annually on May 15 and November 15. The principal balance of the Notes on December 29, 2002 was $26,855,000. On May 15, 2003, we will be required to redeem $8,383,000 in accreted interest of the Discount Notes at a redemption price of 105.625%.

In connection with the issuance of the Notes, the Discount Notes and obtaining the Credit Facility, we incurred deferred financing costs of approximately $6,541,000 that are being amortized over the terms of the debt agreements. The unamortized balance of these costs was $2,515,000 as of December 29, 2002.

Based on the borrowing rates currently available for debt with similar terms and maturities, the approximate fair market value of our long-term debt was as follows (in thousands):

	2002	2001

10.125% Unsecured Senior Notes	$123,577	$126,100
11.25% Unsecured Senior Discount Notes	25,456	26,031

Because our revolving line of credit borrowings outstanding at December 29, 2002 bear interest at current market rates, we believe that the related liabilities reflected in the accompanying balance sheets approximated fair market value.

Pursuant to the Notes, the Discount Notes and the Credit Facility, we are subject to certain restrictions which limit additional indebtedness. Additionally, among other restrictions, the Credit Facility limits our capital expenditures and requires us to maintain specified financial ratios, including limits on interest expense and indebtedness compared to earnings before interest, taxes, depreciation and amortization. At December 29, 2002, we were in compliance with all such requirements. A continuing default under the Credit Facility could result in a default under the Notes and the Discount Notes. In the event of such a default and under certain circumstances, the trustee or the holders of the Notes or the Discount Notes could then declare the respective notes due and payable immediately.

The Notes, the Discount Notes and the Credit Facility restrict our ability to pay dividends or distributions to our equity holders. If no default or event of default exists, these restrictions generally allow us to pay dividends or distributions as follows:

1. if at the time of such dividend or distribution we would have been allowed to incur at least $1.00 of additional indebtedness under fixed charge coverage ratio tests as defined in the 11.25% Senior Discount Note Indenture and the 10.125% Senior Note Indenture (the “Indentures”).

2. under the Discount Notes, if such dividend or distribution is less than the sum of 50% of consolidated net income from July 1, 1998 through the end of the most recent fiscal quarter plus 100% of any contribution to or net proceeds from issuance of our common equity plus additional dividends not to exceed $5 million after the date of the Indenture.

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

Based on forecasted results of operations, we believe that it is likely that we will not achieve one of our financial ratio requirements for the first quarter of fiscal 2003. We are currently negotiating a modification of this covenant with the Credit Facility lender in order to ensure future compliance. We expect to complete such negotiation during the quarter ending April 20, 2003 and to have the modified covenant effective for the April 20, 2003 measurement date. If we are unable to modify the terms of this covenant and are unable to obtain waivers from the lender for possible future violations of this covenant, the lender could demand payment of the balance of the Credit Facility, which could constitute a default under the Notes and Discount Notes. If the Credit Facility lender, or the trustee or the holders of the Notes and the Discount Notes demanded repayment, we would seek to refinance the balance of the Credit Facility, the Notes and the Discount Notes with another lender. There can be no assurance that we will successfully modify the terms of the covenant or refinance the balance under the Credit Facility, the Notes and the Discount Notes.

Scheduled annual principal maturities of long-term debt for the five years subsequent to December 29, 2002, are as follows:

Amount

2003	$8,840
2004	—
2005	2,000
2006	—
2007	130,000
Thereafter	18,015

$158,855

Interest expense capitalized in connection with the Company’s construction activities equaled approximately $28,000, $159,000 and $200,000 for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively.

(9)  INCOME TAXES:

We file a consolidated Federal income tax return with RHC. For state purposes, each subsidiary generally files a separate return.

The following is a summary of the components of the (benefit from)/provision for income taxes for the past three years (in thousands):

	2002	2001	2000

Current:
Federal	$1,957	$707	$3,470
State and local	194	286	1,310

	2,151	993	4,780

Deferred:
Federal	(2,252)	(1,688)	(2,566)
State and local	(78)	(212)	(330)

	(2,330)	(1,900)	(2,896)

	$(179)	$(907)	$1,884

A reconciliation of the statutory Federal income tax rate to the Company’s effective income tax rate is as follows:

	2002	2001	2000

Federal	34.2%	34.2%	34.2%
Federal income tax credits	(54.1)	63.6	(17.1)
State income taxes, net of Federal taxes	3.7	2.8	4.4
Amortization of goodwill	—	(26.4)	7.2
Nondeductible expenses and other	7.2	(17.6)	3.1

	(9.0)%	56.6%	31.8%

The following is a summary of the significant components of our deferred tax position (in thousands):

	2002		2001

	Current	Noncurrent	Current	Noncurrent

Capital leases	$—	$420	$—	$517
Inventory	251	—	259	—
Accrued expenses and reserves	470	165	446	126
Property and equipment	—	9,072	—	7,940
State Net Operating Loss	—	857	—	—
Deferred compensation and other	—	2,212	—	—

	721	12,726	705	10,909
Valuation Allowance	—	(1,770)	—	—

Deferred tax assets	721	10,956	705	10,909

Intangibles and other	—	(1,747)	—	(4,014)

Deferred tax liabilities	—	(1,747)	—	(4,014)

	$721	$9,209	$705	$6,895

(10)  RELATED PARTY TRANSACTIONS:

We had a revolving loan agreement with Mr. Smith, the terms of which were modified during 2000. As a result, $626,000 of Mr. Smith’s obligation, representing accrued interest on the original principal amount, was constructively forgiven effective August 22, 2000 through a dividend to RHC. The remaining balance of $133,000 was paid on June 30, 2002.

FICC leases and formerly subleased certain land, buildings and equipment from us. During the fiscal years 2002, 2001 and 2000, lease and sublease income was $79,000, $254,000 and $343,000, respectively.

TRC Realty LLC leases an aircraft for use by both FICC and TRC. The operating lease expires in November 2009. We currently share with FICC the cost of TRC Realty LLC’s generally fixed expenses. In addition, FICC and TRC incur actual variable usage costs. Total expense reimbursed by FICC for the fiscal years 2002, 2001 and 2000 was $448,000, $595,000 and $581,000, respectively.

FICC purchases certain food products used in the normal course of business from Foxtail. For the fiscal years 2002, 2001 and 2000, purchases were $463,000, $618,000 and $759,000, respectively.

(11)  COMMITMENTS AND CONTINGENCIES:

We are a party to various legal proceedings in the ordinary course of business. We do not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial statements.

In the past, we have sponsored financing programs offered by certain lending institutions to assist our franchisees in procuring funds for the construction of new franchised restaurants and to purchase and install in-store bakeries. We provided a limited guaranty of funds borrowed. Our obligations under these agreements expired during the first quarter of 2002.

During 2000, we entered into a separate agreement to guarantee fifty percent of borrowings up to a total guarantee of $1,500,000 for use by a franchisee to remodel and upgrade existing restaurants. As of December 29, 2002 and December 30, 2001, there were $3,000,000 and $2,796,000 in borrowings outstanding under this agreement of which $1,500,000 and $1,398,000 was guaranteed by us.

The majority of our franchise revenues are generated from franchisees owning individually less than five percent of total franchised restaurants, and, therefore, the loss of any one of these franchisees would not have a material impact on our results of operations. As of December 29, 2002, three franchisees owned 92 of the 343 restaurants franchised by us. During 2002, we earned net royalties and license fees of approximately $2,435,000, $1,853,000 and $1,592,000 from these franchisees. While the exit of one of these franchisees from the system would have a material impact on our revenues, such an occurrence would not in itself impair our ability to maintain our operations.

Our predecessors entered into arrangements with several different parties which have reserved territorial rights under which specified payments are to be made by us based on a percentage of gross sales from certain restaurants and for new restaurants opened within certain geographic regions. During 2002, we paid an aggregate amount of $2,694,000 under such arrangements. Three such agreements are currently in effect. Of these, one expires upon the death of the beneficiary, one expires in the year 2075 and the remaining agreement remains in effect as long as we operate Perkins Restaurants and Bakeries in certain states.

Our ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, our indebtedness (including the Notes and the Discount Notes), or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under the Credit Facility, will be adequate to meet our liquidity needs for the foreseeable future. We may, however, need to refinance all or a portion of the principal of the Notes and the Discount Notes on or prior to maturity. There can be no assurance that we will generate sufficient cash flow from operations, or that future borrowings will be available under the Credit Facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, there can be no assurance that we will be able to effect any such refinancing on commercially reasonable terms or at all.

(12)  LONG-TERM INCENTIVE PLANS:

Our Executive Long-Term Incentive Plan (the “LTIP”) was established for the benefit of our officers and selected key employees as of January 1, 1998. Annual awards are based on an executive’s position and are earned by participants based on Minimum, Target, and Maximum performance in earnings before interest, taxes, depreciation and amortization (“EBITDA”) criteria determined by the Board of Directors each fiscal year. Long-Term Incentive Awards are payable in cash over 3 year periods at 33.3% per year, except for certain initial Long-Term Incentive Awards which are payable in cash 50% in year one, 33% in year two and 17% in year three. Long-Term Incentive Award payments are dependent upon us meeting specific EBITDA goals from year to year. We discontinued the LTIP as of December 30, 2001.

Effective January 1, 1999, we established a Deferred Compensation Plan under which our officers and key employees may defer specified percentages of their salaries, annual incentives and long-term compensation payments. We also make matching contributions of the lesser of 3% of eligible compensation or $5,100. Amounts deferred are excluded from the participants’ taxable income and are held in trust with a bank, where the funds are invested at the direction of each participant. As of December 29, 2002, $3,491,000 is held in trust under the plan and is included in other long-term assets and liabilities in the accompanying consolidated balance sheets. We made matching contributions of $234,000, $242,000 and $241,000 for 2002, 2001 and 2000, respectively.

Investment income on the invested funds is taxable to us, and we are eligible for a deduction for compensation expense when the funds are distributed to the participants at retirement, cessation of employment or other specified events.

We established a Performance Unit Grant Plan under which a select group of key employees may receive awards of Performance Units based on financial performance criteria established by the Board of Directors at the time of grant. The Performance Unit Grant Plan is designed to retain and reward selected key employees by tying Performance Unit valuation to our growth valuation criteria. Each award is payable in cash and vests over a 3 year period at 33.3% per year. Upon exercise, up to 50% of vested award values may be transferred to the participant’s Deferred Compensation Plan account. Unexercised awards expire on the tenth anniversary of grant. We paid no awards in 2002 and $137,000 and $115,000 in 2001 and 2000, respectively.

Our Supplemental Executive Retirement Income Plan (the “SERP”) was established on July 1, 1999. Under the SERP, a contribution is made each year on behalf of one of our executives. The executive immediately vests in 33.3% of the contribution while vesting in the remaining 66.7% is discretionary based on the attainment of certain performance criteria. We contributed $41,000, $123,000 and $123,000 for 2000, 2001 and 2002, respectively.

(13)  EMPLOYEE BENEFITS:

The Perkins Retirement Savings Plan (the “Plan”) as amended and restated effective January 1, 1992, was established for the benefit of all eligible employees, both hourly and salaried. All participating employees at December 31, 1991 remained eligible to participate in the Plan. All other employees of TRC and TRC Realty LLC who have satisfied the participation requirements are eligible for participation in the Plan provided they (i) have attained the age of 21 and (ii) have completed one Year of Service, as defined, during which they have been credited with a minimum of 1,000 Hours of Service.

Participants may elect to defer from 1% to 15% of their annual eligible compensation subject to Internal Revenue Code (“IRC”) regulated maximums. We may make a matching contribution equal to a percentage of the amount deferred by the participant or a specified dollar amount as determined each year by the Board of Directors. During 2002 and 2001, we elected to match contributions at a rate of 25% up to the first 6% deferred by each participant. During 2000, we elected to match contributions at a rate of 50% up to the first 6% deferred by each participant. Our matching contributions to the Plan for each of the years 2002, 2001 and 2000 were $517,000, $482,000 and $772,000, respectively.

Participants are always 100% vested in their salary deferral accounts and qualified rollover accounts. Vesting in the employer matching account is based on qualifying Years of Service. A participant vests 60% in the employer matching account after three years, 80% after four years and 100% after five years.

(14)  ASSET WRITE-DOWNS:

During 2002, we determined that impairment existed with respect to the two Sage Hen Café restaurants and to two Company owned restaurants. This determination was made based on our projections that the future cash flows of these restaurants would not exceed the present carrying value of the assets. Accordingly, we recorded an impairment charge of approximately $2,666,000 million to adjust the assets of these restaurants to net realizable value.

During 2001, we wrote down the carrying value of three properties to their estimated fair values. One of these properties was sold in January 2002. Operations at one of the properties were discontinued on December 30, 2001, and this property is held for disposal. We currently have no plans to discontinue operations of the third property. As required under SFAS No. 121, the carrying amounts of the assets associated with these restaurant properties were written down to their estimated fair market values based on our experience in disposing of similar under-performing properties and negotiations relating to the disposal of the subject properties. Additionally, we wrote off the carrying amount of certain intangibles related to the future royalty income of franchised restaurants we acquired in December 2001. The resulting non-cash charges related to these write-downs and write-offs reduced 2001 pre-tax income by $1,467,000.

During 2000, we identified three restaurant properties that were not expected to generate undiscounted future cash flows sufficient to cover the carrying value of the underlying assets related to these properties. Two of these properties were disposed of in January and February 2002. We reopened the third property as a Sage Hen Café in 2001. As required under SFAS No. 121, the carrying amounts of the assets associated with these restaurant properties were written down to their estimated fair market values based on our experience in disposing of similar under-performing properties and negotiations relating to the disposal of the subject properties. The resulting non-cash charges reduced 2000 pre-tax income by $1,537,000.

(15)  SEGMENT REPORTING:

We have three primary operating segments: restaurants, franchise and manufacturing. The restaurant operating segment includes Company-operated restaurants. The franchise operating segment includes revenues and expenses directly allocable to franchised restaurants. The manufacturing segment consists of Foxtail.

Revenues for the restaurant segment result from the sale of menu products at Perkins restaurants we operate. Revenues for the franchise segment consist primarily of initial franchise fees and royalty income earned as a result of operation of franchise restaurants. Revenues for the manufacturing segment are generated by the sale of food products to restaurants we operate and franchisees through third-party distributors, as well as customers outside the Perkins system. Foxtail’s sales to Company-operated restaurants are eliminated for external reporting purposes.

The following presents revenues and other financial information by business segment (in thousands):

2002:	Restaurants	Franchise	Manufacturing	Other	Totals

Revenues from external customers	$281,323	$21,752	$33,933	$2,150	$339,158
Intersegment revenues	—	—	9,689	—	9,689
Interest expense, net	—	—	—	17,908	17,908
Depreciation and amortization	15,849	180	1,002	4,163	21,194
Segment profit (loss)	25,426	18,329	7,901	(49,489)	2,167
Segment assets	118,480	5,459	12,378	62,367	198,684
Goodwill	14,037	12,998	—	—	27,035
Expenditures for segment assets	12,572	—	389	615	13,576

2001:	Restaurants	Franchise	Manufacturing	Other	Totals

Revenues from external customers	$273,512	$22,260	$33,342	$1,390	$330,504
Intersegment revenues	—	—	9,514	—	9,514
Interest expense, net	—	—	—	18,197	18,197
Depreciation and amortization	16,036	225	959	6,222	23,442
Segment profit (loss)	21,956	18,515	7,803	(48,970)	(696)
Segment assets	130,517	5,579	11,838	63,030	210,964
Goodwill	14,037	12,998	—	—	27,035
Expenditures for segment assets	26,233	—	821	625	27,679

2000:	Restaurants	Franchise	Manufacturing	Other	Totals

Revenues from external customers	$280,499	$22,618	$32,546	$581	$336,244
Intersegment revenues	—	—	10,064	—	10,064
Interest expense, net	—	—	—	18,106	18,106
Depreciation and amortization	15,522	236	918	6,114	22,790
Segment profit (loss)	29,494	19,120	7,189	(51,769)	4,034
Segment assets	124,662	7,751	12,628	65,471	210,512
Goodwill	14,664	13,663	—	—	28,327
Expenditures for segment assets	28,203	—	633	999	29,835

We evaluate the performance of our segments based primarily on operating profit before corporate general and administrative expenses, interest expense, amortization of goodwill and income taxes.

Assets not allocated to specific operating segments primarily include cash, corporate accounts receivable, deferred taxes and goodwill.

A reconciliation of other segment loss is as follows (in thousands):

	2002	2001	2000

General and administrative expenses	$25,800	$26,317	$25,913
Depreciation and amortization expenses	4,163	6,222	6,114
Interest expense	17,908	18,197	18,106
Asset write-down	2,666	1,467	1,537
Provision for (Benefit from) disposition of assets, net	(493)	(1,093)	10
Provision for (Benefit from) income taxes	(179)	(907)	1,884
Other	(376)	(1,233)	(1,795)

	$49,489	$48,970	$51,769

(16)  ACQUIRED RESTAURANT OPERATIONS:

Prior to December 3, 2001, we leased or subleased eight restaurant properties to a franchisee in Denver, Colorado. The franchisee operated an additional three restaurants leased from unrelated third parties. In the third quarter of 2001, the franchisee was in default under the franchise license agreements on its eleven properties and in default under its leases with us. Two of the restaurants leased from third parties and one of the properties owned by us were closed subsequent to the end of the third quarter. We earned royalty revenues from this franchisee totaling $575,000, $653,000 and $629,000 for 2001, 2000 and 1999, respectively. Additionally, we earned lease and sublease income from the eight properties it controlled totaling $591,000, $660,000 and $770,000 for 2001, 2000 and 1999, respectively.

On December 3, 2001, we terminated our leases on the eight restaurants leased or subleased to the franchisee, assumed the lease on one restaurant leased from a third party, and terminated our license agreements on all eleven properties. We also acquired the furniture, fixtures, equipment and operations of eight of the restaurants and continued to operate them as Perkins restaurants. One of the restaurants was subsequently closed in January 2002. All amounts owed to us as of December 3, 2001 under our license and lease agreements were deducted from the purchase price of the restaurants. The total purchase price for this transaction was $3,000,000, and resulted in goodwill of $670,000.

On October 25, 2001, we acquired the furniture, fixtures, equipment and operations of a restaurant from a franchisee. The total purchase price was $550,000.

During 2000, we acquired the operations of five restaurants from franchisees. Furniture, fixtures and equipment were acquired for each restaurant property. In addition, we acquired the land and building at two of the locations and assumed leases on the remaining three. The total purchase price for these transactions was $6,158,000, and resulted in goodwill of $2,765,000.

(17)  RESTAURANT DISPOSITIONS:

During 2002, we recorded a net gain of $493,000 related to the disposition of assets. This amount includes a $920,000 net gain related to the sale of six restaurant properties during the year and $280,000 of estimated exit costs associated with the Sage Hen properties.

During 2001, we recorded a net gain of $1,093,000 related to the disposition of assets. This amount includes a loss of $132,000 related to discontinued development of certain sites and a net gain of $1,225,000 related to the sale of seven properties, five of which were Company-operated restaurants sold to a franchisee.

RESPONSIBILITY FOR FINANCIAL STATEMENTS

Our management is responsible for the preparation, accuracy and integrity of the financial statements.

These statements have been prepared in accordance with accounting principles generally accepted in the United States consistently applied, in all material respects, and reflect estimates and judgments by management where necessary.

We maintain a system of internal accounting control that is adequate to provide reasonable assurance that transactions are executed and recorded in accordance with management’s authorization and that assets are safeguarded. The Board of Directors reviews the adequacy of our internal accounting controls.

PricewaterhouseCoopers LLP, independent public accountants, performs a separate independent audit of the financial statements. This includes an assessment of selected internal accounting controls to determine the nature, timing and extent of audit tests and other procedures they deem necessary to express an opinion on the fairness of the financial statements.

Report of Independent Accountants

To the Restaurant Company:

In our opinion, the accompanying consolidated balance sheet as of December 29, 2002 and the related consolidated statements of income, of changes in capital and of cash flows present fairly, in all material respects, the financial position of The Restaurant Company (the “Company”) at December 29, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The Company’s consolidated financial statements as of December 30, 2001, and for each of the two years in the period ended December 30, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated March 26, 2002.

As discussed in Notes 2 and 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in 2002.

PricewaterhouseCoopers LLP /s/

Memphis, TN
March 20, 2003

Report of Independent Public Accountants

To The Restaurant Company:

We have audited the accompanying consolidated balance sheets of The Restaurant Company (a Delaware corporation) and subsidiaries as of December 30, 2001 and December 31, 2000, and the related consolidated statements of operations, stockholder’s investment and cash flows for the years ended December 30, 2001, December 31, 2000 and December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Arthur Andersen LLP

Memphis, Tennessee,
March 26, 2002.

     This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with The Restaurant Company filing on Form 10-K for the year ended December 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.

THE RESTAURANT COMPANY AND SUBSIDIARIES
QUARTERLY FINANCIAL INFORMATION
(UNAUDITED)
(In Thousands)

		Gross Profit	Net Income
2002 (b)	Revenues	(a)	(Loss)

1st Quarter	$105,012	$22,264	$629
2nd Quarter	78,088	17,718	850
3rd Quarter	78,205	17,808	1,692
4th Quarter	77,853	15,582	(1,004)

	$339,158	$73,372	$2,167

		Gross Profit	Net Income
2001 (b)	Revenues	(a)	(Loss)

1st Quarter	$100,567	$22,299	$151
2nd Quarter	76,384	16,721	558
3rd Quarter	76,078	16,319	695
4th Quarter	77,475	14,877	(2,100)

	$330,504	$70,216	$(696)

(a)  Represents total revenues less cost of sales.

(b)  Effective January 1, 2001, we converted our financial reporting from a calendar year basis to thirteen four-week periods ending on the last Sunday in December. The first quarter includes four four-week periods. The second, third and fourth quarters include three four-week periods.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

A report on Form 8-K was filed under item 4 on May 9, 2002, announcing the dismissal of Arthur Andersen LLP as our independent auditors and the engagement of PricewaterhouseCoopers LLP as our new independent auditors.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The following individuals are currently serving as directors and executive officers of TRC:

Name	Age	Position with TRC

Donald N. Smith	62	Chairman of the Board and Chief Executive Officer

Theresa A. Nibi	37	Director

Hollis W. Rademacher	67	Director

Don M. McComas	58	President and Chief Operating Officer

Michael P. Donahoe	52	Director, Executive Vice President and Chief Financial Officer

James F. Barrasso	52	Executive Vice President, Foodservice Development

Michael D. Kelly	56	Executive Vice President, Marketing

Jack W. Willingham	57	Executive Vice President, Restaurant Development

Daniel R. Durick	55	Vice President, Research and Development

William S. Forgione	49	Vice President, Human Resources

Clyde J. Harrington	44	Vice President, Operations Administration

Robert J. Winters	51	Vice President, Franchise Development

Donald N. Smith

Donald N. Smith has been the Chairman of the Board and Chief Executive Officer of TRC since our organization in November 1985 and has been Chairman of the Board and Chief Executive Officer of RHC since its organization in December 1999. Mr. Smith has been Chief Operating Officer of TRC since September 1998 and was previously the Chief Operating Officer from November 1985 through November 1988. Mr. Smith has also served as Director of TRC Realty LLC since December 1999. In August 2000, Mr. Smith was elected a Director and President of TRCM. Mr. Smith also has been the Chairman of the Board of FICC since September 1988 and was Chief Executive Officer of FICC from September 1998 to February 2003.

Theresa A. Nibi

Theresa A. Nibi was elected a Director of TRC and RHC in October 2001. She is a Managing Director of BancBoston Investments, Inc. and its affiliates where she has been employed since 1989.

Hollis W. Rademacher

Hollis W. Rademacher was elected a Director of TRC and RHC in June 2000. For more than the past five years Mr. Rademacher has been a Principal of Hollis W. Rademacher & Company, a private consulting and investment company. Mr. Rademacher also serves on the Boards of Directors of Wintrust Financial Corporation, Schawk, Inc., Harker’s Distribution, Inc., Continental Glass & Plastics Company, Willis Stein & Partners, LLC, Jupiter Industries, Inc. and Aurum Technology, Inc. among several other privately held companies.

Don M. McComas

Don M. McComas has been President and Chief Operating Officer of TRC since November 2002. Since that date, he has also served as Vice President and Chief Operating Officer of TRCM. Prior to joining TRC, Mr. McComas held the following positions: President and Chief Executive Officer of Los Amigos Restaurants, Inc., from 1996 to 2002; President and Chief Executive Officer of Summit Family Restaurants, Inc., from 1994 to 1996; President and Chief Operating Officer of El Torito Restaurants, Inc., from 1992 to 1994; and President and Chief Executive Officer of Carrows Restaurants, Inc., from 1988 to 1992.

Michael P. Donahoe

Michael P. Donahoe has been Director, Executive Vice President and Chief Financial Officer of TRC and RHC since September 2002. Since that date, he has also been Vice President and Treasurer of TRC Realty, LLC; Director, Vice President and Treasurer of TRCM; and Director, Vice President and Treasurer of Perkins Finance Corporation. Prior to joining TRC, Mr. Donahoe was Senior Vice President and Chief Financial Officer of Shoney’s Restaurant Division, from 2000 to 2002 and Senior Vice President, Finance of Cracker Barrel Old Country Store, from 1999 to 2000. Mr. Donahoe also served in various senior financial positions within TRC, Perkins Restaurants, Inc., Perkins Management Company, Inc. and Friendly Holding Company from 1986 through 1999.

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

Clyde J. Harrington

Clyde J. Harrington has been Vice President, Operations Administration of TRC since September 1996.

Robert J. Winters

Robert J. Winters has been Vice President, Franchise Development of TRC since October 1996.

Item 11. Executive Compensation.

The following table summarizes all compensation paid or accrued for services rendered to the Company in all capacities during each of the three years in the period ended December 30, 2002 with respect to the Chief Executive Officer and the four most highly compensated executive officers whose total annual salary and bonus exceeded $100,000.

				Long-Term
	Annual Compensation			Compensation

					All Other
				LTIP	Compen-
Principal Position	Year	Salary	Bonus	Payouts	sation

Donald N. Smith	2002	$525,795	$225,615	—	—
Chairman & Chief	2001	505,480	237,988	—	—
Executive Officer	2000	472,305	518,063	—	—
Michael D. Kelly	2002	$230,558	$0	$0	$6,000	(1)
Exec. Vice President,	2001	222,772	0	0	5,200	(1)
Marketing	2000	208,249	49,800	100,942	5,200	(1)
James Barrasso	2002	$216,035	$20,000	$0	$6,000	(1)
Exec. Vice President,	2001	207,174	0	0	5,200	(1)
Food Service Development	2000	175,580	44,700	69,866	5,200	(1)
Steven R. McClellan (3)	2002	$218,723	$0	$0	$5,481	(1)
Exec. Vice President &	2001	271,498	0	0	5,200	(1)
Chief Financial Officer	2000	252,128	63,800	100,700	5,200	(1)
Jack W. Willingham	2002	$212,242	$0	$0	$128,500	(2)
Exec. Vice President,	2001	207,410	0	0	127,700	(2)
Restaurant Development	2000	194,930	47,400	92,877	46,033	(2)

(1)	Includes Perkins’ matching contributions allocated to the named executive officers under the Perkins Retirement Savings Plan and the Deferred Compensation Plan.

(2)	Mr. Willingham is eligible for benefits payable annually after retirement through a supplemental defined contribution retirement plan agreement between the Company and Mr. Willingham. The total amount available to be contributed to such plan on his behalf each year is $122,500. $40,833 is guaranteed with the remaining $81,667 being discretionary subject to Mr. Willingham meeting specific performance goals set by Mr. Smith. The contribution on Mr. Willingham’s behalf was $122,500, $122,500 and $40,833 for fiscal 2002, 2001 and 2000, respectively. In addition, Mr. Willingham received matching contributions to the Perkins Retirement Savings Plan and Deferred Compensation Plan of $6,000 in 2002 and $5,200 in 2001 and 2000.

(3)	Mr. McClellan is no longer employed by the Company.

Compensation of Directors.

Hollis W. Rademacher is paid $2,500 for each Board Meeting of TRC he attends. Mr. Rademacher was paid for four meetings of the board in 2002. No other Directors are compensated for their services as such.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)  Security ownership of certain beneficial owners.

The following table sets forth the number of shares beneficially owned indirectly on March 27, 2003 by BancBoston Ventures, Inc.

		Amount and
		Nature of
		Beneficial	Percent
Title of Class	Name of Beneficial Owner	Ownership	of Class

Common Stock	BancBoston Ventures, Inc	2,267 (1)	21.0%
	100 Federal Street
	Boston, MA 02110

(1)  Owned indirectly through BancBoston Ventures, Inc.’s ownership of RHC, the sole shareholder of TRC.

(b)  Security ownership of management.

The following table sets forth the number of shares beneficially owned either directly or indirectly on March 27, 2003 by all directors and the executive officers named in the Executive Compensation Table above, including all directors and officers as a group:

		Amount and	Percent
		Nature of	of Class
		Beneficial	(* less
Title of Class	Name of Beneficial Owner	Ownership	than 1%)

Common Stock	Donald N. Smith	7,574 (1)	70.0%
”	Theresa A. Nibi	2,267 (2)	21.0%
”	Hollis W. Rademacher	5 (3)	*

(1)	Beneficially owned by Mr. Smith through two family trusts owning seventy percent of the common stock of RHC, the sole shareholder of TRC.

(2)	Owned indirectly by BancBoston Ventures, Inc. indirectly through its ownership of RHC. Ms. Nibi is an officer and director of BancBoston Ventures, Inc.

(3)	Owned indirectly through RHC.

(c)  Securities Authorized for Issuance Under Equity Compensation Plans.

TRC has no equity compensation plans.

Item 13. Certain Relationships and Related Transactions.

(a)  Transactions with Management and Others.

During 2002 and 2001, FICC purchased certain food products from Foxtail for which we were paid approximately $463,000 and $618,000, respectively. We believe that the prices paid to us for these products were no less favorable than the prices that would have been paid for the same products by a non-affiliated party in an arm’s length transaction.

FICC leases and formerly subleased certain land, buildings and equipment from us. During 2002 and 2001, lease and sublease income was $79,000 and $254,000, respectively. Our obligations under two leases were terminated and the underlying leases were assumed by FICC during 2001. We believe that the terms of the one remaining lease are no less favorable to us than could be obtained if the transaction was entered into with an unaffiliated third party.

TRC Realty LLC leases an aircraft for use by both FICC and TRC. The operating lease expires in November 2009. We currently share the cost with FICC of TRC Realty LLC’s generally fixed expenses. In addition, FICC and TRC incur actual variable usage costs. Total expense reimbursed by FICC for the fiscal years 2002 and 2001 was $448,000 and $595,000, respectively.

(b)  Indebtedness of Management.

We had a revolving loan agreement with Mr. Smith, the terms of which were modified during 2000. As a result, $626,000 of Mr. Smith’s obligation, representing accrued interest on the original principal amount, was constructively forgiven effective August 22, 2000 through a dividend to RHC and subsequent dividend by RHC to Mr. Smith. The remaining balance of $133,000 was paid on June 30, 2002.

In June 2000, James F. Barrasso, Executive Vice President, Foodservice Development, borrowed $65,000 from us with interest at the prime rate. In December 2002, Mr. Barrasso paid $6,000 of principal on the outstanding loan balance. At December 29, 2002, the outstanding principal balance was $59,000.

In July 2001, Clyde J. Harrington, Vice President, Operations Administration, borrowed $60,000 from us with interest at the prime rate. In April 2002, Mr. Harrington borrowed an additional $25,000 from us with interest at the prime rate. At December 29, 2002, the outstanding principal balance was $85,000.

Item 14. Controls and Procedures.

Based on their evaluation as of a date within 90 days of the filing date of this Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in rule 13a-14(c) under the Securities Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  1. Financial Statements (including related Notes to Financial Statements) filed as part of this report are listed below:

Report of Independent Public Accountants.
Consolidated Statements of Operations for the Years Ended December 29, 2002, December 30, 2001 and December 31, 2000.
Consolidated Balance Sheets at December 29, 2002 and December 30, 2001.
Consolidated Statements of Stockholder’s Investment for the Years Ended December 29, 2002, December 30, 2001 and December 31, 2000.
Consolidated Statements of Cash Flows for the Years Ended December 29, 2002, December 30, 2001 and December 31, 2000.

2. The following Financial Statement Schedules for the years ended December 29, 2002, December 30, 2001 and December 31, 2000 are included:

No.

Report of Independent Public Accountants on Schedule.
II. Valuation and Qualifying Accounts.

Schedules I, III, IV and V are not applicable and have therefore been omitted.

     3.     Exhibits:

Exhibit No.

3.1	Certificate of Incorporation of The Restaurant Company. (Filed as Exhibit 3.1 to The Restaurant Company’s Registration Statement on Form S-4, Registration No. 333-57925)

3.2	By-Laws of The Restaurant Company. (Filed as Exhibit 3.2 to The Restaurant Company’s Registration Statement on Form S-4, Registration No. 333-57925)

3.3	Amendment to Certificate of Incorporation of RHC. (Filed as Exhibit 3 to The Restaurant Company’s report on Form 8-K on January 3, 2000)

4.1	Indenture dated as of May 18, 1998 among the Issuer and the Trustee named therein. (Filed as Exhibit 4.1 to The Restaurant Company’s Registration Statement on Form S-4, Registration No. 333-57925)

4.2	Form of 11 1/4% Series B Senior Discount Notes due 2008 (included in Exhibit 4.1). (Filed as Exhibit 4.2 to The Restaurant Company’s Registration Statement on Form S-4, Registration No. 333-57925)

4.3	Joinder and Amendment No. 2 dated as of December 22, 1999 to Credit Agreement dated as of December 22, 1997. (Filed as Exhibit 4 to The Restaurant Company’s report on Form 8-K on January 3, 2000)

10.1	Guaranty by Perkins Restaurant and Bakery, L.P. and Perkins Restaurant and Bakery Operating Company, L.P. in favor of BancBoston Leasing, Inc. dated as of May 1, 1994. (Filed as Exhibit 10.1 to The Restaurant Company’s Amendment No. 1 to the Registration Statement on Form S-4, Registration No. 333-57925)

Exhibit No.

10.2	Guaranty dated July 5, 1995 among Perkins Restaurants Operating Company, L.P. and BancBoston Leasing, Inc. (Filed as Exhibit 10.2 to The Restaurant Company’s Amendment No. 1 to the Registration Statement on Form S-4, Registration No. 333-57925)

10.3	Revolving Credit Agreement, by and among Perkins Restaurant and Bakery, L.P., The Restaurant Company, Perkins Restaurants, Inc., Perkins Finance Corp., BankBoston, N.A. and other financial institutions and BankBoston N.A., as Agent and Administrative Agent with NationsBank, N.A. as Syndication Agent and BancBoston Securities, Inc. as Arranger dated as of December 22, 1997. (Filed as Exhibit 10.3 to The Restaurant Company’s Amendment No. 1 to the Registration Statement on Form S-4, Registration No. 333-57925)

10.4	Registration Rights Agreement dated as of May 18, 1998 among the Issuer and the Initial Purchasers named therein. (Filed as Exhibit 10.4 to The Restaurant Company’s Registration Statement on Form S-4, Registration No. 333-57925)

10.5	10 1/8% Senior Notes Indenture dated as of December 22, 1997 among Perkins Restaurant and Bakery, L.P., Perkins Finance Corp. and the Trustee named therein. (Filed as Exhibit 10.5 to The Restaurant Company’s Amendment No. 1 to the Registration Statement on Form S-4, Registration No. 333-57925)

10.6	Form of 10 1/8% Senior Notes due 2007 (included in Exhibit 10.5). (Filed as Exhibit 10.6 to The Restaurant Company’s Amendment No. 1 to the Registration Statement on Form S-4, Registration No. 333-57925)

10.7(a)	Lease agreement between TRC Realty LLC and General Electric Capital Corporation dated November 9, 1999 for an aircraft and related guaranty. (Filed as Exhibit 10.1 to The Restaurant Company’s 1999 Third Quarter Report on Form 10-Q)

10.8	Reimbursement Agreement between TRC Realty LLC and Friendly Ice Cream Corporation for use of a leased plane. (Filed as Exhibit 10.8 to The Restaurant Company’s Amendment No. 1 to the Registration Statement on Form S-4, Registration No. 333-57925)

10.9	Revolving Loan Note made by Donald N. Smith payable to the order of The Restaurant Company dated July 20, 1998, providing for a loan of up to $1,500,000. (Filed as Exhibit 10.9 to The Restaurant Company’s Amendment No. 1 to the Registration Statement on Form S-4, Registration No. 333-57925)

10.10	Amendment No. 4 to Revolving Credit Agreement, by and among The Restaurant Company, Fleet National Bank and other lending institutions, Fleet National Bank as agent and administrative agent and Bank of America, N.A. as syndication agent. (Filed as Exhibit 10.10 to The Restaurant Company’s 2001 Third Quarter Report on Form 10-Q)

10.11	First Amendment to Lease Agreement between Crescent Forum Partnership, an Arkansas general partnership and The Restaurant Company.*

21	Subsidiaries of the Registrant. (Filed as Exhibit 21 to The Restaurant Company’s Amendment No. 1 to the Registration Statement on Form S-4, Registration No. 333-57925)

24	Power of Attorney (Included on Page 11-12). (Filed as Exhibit 24 to The Restaurant Company’s Amendment No. 1 to the Registration Statement on Form S-4, Registration No. 333-57925)

99.1	Stockholder’s Agreement dated as of December 22, 1999, among RHC, BBV and DNS. (Filed as Exhibit 99 to The Restaurant Company’s report on Form 8-K filed on January 3, 2000)

99.2	Letter of Registrant pursuant to Temporary Note 3T to Article 3 of Regulation S-X. (Filed as Exhibit 99.2 to The Restaurant Company’s 2001 Annual Report on Form 10-K)

*	Filed herewith.

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed by The Restaurant Company during the fourth quarter of 2002.

[Intentionally Left Blank]

Trademark Notice.

The following trademarks are used in this report to identify products and services of The Restaurant Company: Perkins, Perkins Family Restaurant, Perkins Restaurant and Bakery, Perkins Family Restaurant and Bakery and Perkins Bakery.

[Intentionally Left Blank]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized, on this the 27th day of March 2003.

THE RESTAURANT COMPANY

By:/s/ Donald N. Smith

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on this the 27th day of March 2003.

Signature	Title
/s/ Donald N. Smith Donald N. Smith	Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

/s/ Theresa A. Nibi Theresa A. Nibi	Director

/s/ Hollis W. Rademacher Hollis W. Rademacher	Director

/s/ Michael P. Donahoe Michael P. Donahoe	Director, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Donald N. Smith, certify that:

1.	I have reviewed this annual report on Form 10-K of The Restaurant Company.

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrants other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date: March 27, 2003

/s/ Donald N. Smith

Chief Executive Officer

I, Michael P. Donahoe, certify that:

1.	I have reviewed this annual report on Form 10-K of The Restaurant Company.

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrants other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date: March 27, 2003

/s/ Michael P. Donahoe

Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Restaurant Company:

Our audit of the consolidated financial statements referred to in our report dated March 20, 2003 included in this Form 10-K of The Restaurant Company and subsidiaries also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Memphis, TN
March 20, 2003

SCHEDULE II

THE RESTAURANT COMPANY
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Column A	Column B	Column C		Column D		Column E

		Additions

	Balance at	Charged	Charged	Deductions		Balance
	Beginning of	to Costs &	to Other	from		at Close
Description	Period	Expenses	Accounts	Reserves		of Period

FISCAL YEAR ENDED DECEMBER 29, 2002
Allowance for Doubtful Accounts	$1,115	$498	$—	$(439)	(a)	$1,174

Reserve for Disposition of Assets	$156	$—	$—	$—		$156

FISCAL YEAR ENDED DECEMBER 30, 2001
Allowance for Doubtful Accounts	$818	$484	$—	$(187)	(a)	$1,115

Reserve for Disposition of Assets	$156	$—	$—	$—		$156

FISCAL YEAR ENDED DECEMBER 31, 2000
Allowance for Doubtful Accounts	$1,159	$469	$—	$(810)	(a)	$818

Reserve for Disposition of Assets	$156	$—	$—	$—		$156

(a)	Represents uncollectible accounts written off, net of recoveries, and net costs associated with direct financing sublease receivables for which a reserve was established.

S-1