Form 10-Q
period 2003-04-20
RESTAURANT CO
filed 2003-06-03
CIK 1047040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 20, 2003

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to      .

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

Indicate by ✓ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No

Indicate by ✓ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   No ✓

Number of shares of common stock outstanding: 10,820.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands)

	Quarter Ended	Quarter Ended
	April 20, 2003	April 21, 2002

REVENUES:
Food sales	$93,732	$98,409
Franchise and other revenue	6,257	6,603

Total Revenues	99,989	105,012

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	26,439	27,592
Labor and benefits	33,870	35,034
Operating expenses	19,964	20,122
General and administrative	8,917	9,209
Depreciation and amortization	5,760	6,767
Interest, net	5,270	5,616
Provision for disposition of assets	2	28
Other, net	(162)	(242)

Total Costs and Expenses	100,060	104,126

(Loss) Income before income taxes	(71)	886
Benefit from (Provision for) income taxes	14	(257)

NET (LOSS) INCOME	$(57)	$629

The accompanying notes are an integral part of these consolidated statements.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	April 20,
	2003	December 29,
	(Unaudited)	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,942	$5,813
Receivables, less allowance for doubtful accounts of $920 and $1,041	8,411	9,671
Inventories, at the lower of first-in, first-out cost or market	5,907	5,182
Prepaid expenses and other current assets	2,978	1,977
Deferred income taxes	721	721

Total current assets	26,959	23,364

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation and amortization	123,583	126,985
GOODWILL	27,035	27,035
INTANGIBLE ASSETS, net of accumulated amortization of $4,782 and $4,581	4,536	4,737
DEFERRED INCOME TAXES	9,209	9,209
OTHER ASSETS	6,748	7,354

	$198,070	$198,684

The accompanying notes are an integral part of these consolidated balance sheets.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par and Share Amounts)

	April 20,
	2003	December 29,
	(Unaudited)	2002

LIABILITIES AND STOCKHOLDER’S INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$9,476	$9,489
Accounts payable	8,608	14,132
Accrued expenses	25,100	17,849

Total current liabilities	43,184	41,470

CAPITAL LEASE OBLIGATIONS, less current maturities	1,148	1,334
LONG-TERM DEBT	148,022	150,015
OTHER LIABILITIES	6,054	6,146
STOCKHOLDER’S INVESTMENT:
Common stock, $.01 par value, 100,000 shares authorized, 10,820 issued and outstanding	1	1
Accumulated deficit	(339)	(282)

Total stockholder’s deficit	(338)	(281)

	$198,070	$198,684

The accompanying notes are an integral part of these consolidated balance sheets.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Quarter Ended	Quarter Ended
	April 20, 2003	April 21, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(57)	$629
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,760	6,767
Accretion of Senior Discount Notes	7	7
Provision for bad debt expense	135	112
Provision for disposition of assets	2	28
Net changes in operating assets and liabilities	1,440	961

Total adjustments	7,344	7,875

Net cash provided by operating activities	7,287	8,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(2,169)	(4,520)
Proceeds from sale of assets held for disposition	10	2,030
Payments on notes receivable	201	292

Net cash used in investing activities	(1,958)	(2,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(2,000)	(5,500)
Principal payments under capital lease obligations	(200)	(393)

Net cash used in financing activities	(2,200)	(5,893)

Net increase in cash and cash equivalents	3,129	413

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	5,813	4,501

Balance, end of period	$8,942	$4,914

The accompanying notes are an integral part of these consolidated statements.

THE RESTAURANT COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Organization

The Restaurant Company (the “Company,” “Perkins,” or “TRC”) is a wholly-owned subsidiary of The Restaurant Holding Corporation (“RHC”). TRC conducts business under the name “Perkins Restaurant and Bakery”. TRC is also the sole stockholder of TRC Realty LLC, The Restaurant Company of Minnesota and Perkins Finance Corp. RHC’s principal stockholders are Donald N. Smith (“Mr. Smith”), TRC’s Chairman and Chief Executive Officer, and BancBoston Ventures, Inc. (“BBV”). Mr. Smith is also the Chairman of Friendly Ice Cream Corporation (“FICC”), which operates and franchises approximately 543 restaurants, located primarily in the northeastern United States.

Basis of Presentation

The accompanying unaudited consolidated financial statements of TRC have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of the operating results. Results of operations for the interim periods are not necessarily indicative of a full year of operations. The notes to the financial statements contained in the 2002 Annual Report on Form 10-K should be read in conjunction with these statements.

Certain prior year amounts have been reclassified to conform to current year presentation.

Accounting Reporting Period

The Company’s fiscal calendar year consists of thirteen four-week periods ending on the last Sunday in December. The first quarter each year will include four four-week periods. The first quarter ended April 20, 2003. The second, third and fourth quarters of 2003 will end on July 13, October 5 and December 28, respectively.

Contingencies

The Company is a party to various legal proceedings in the ordinary course of business. Management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

On June 9, 2000, the Company entered into an agreement to guarantee fifty percent of borrowings up to a total guarantee of $1,500,000 for use by a franchisee to remodel and upgrade existing restaurants. As of April 20, 2003, there was $3,000,000 in borrowings outstanding under this agreement of which the Company guaranteed $1,500,000. The Company’s obligation under the guarantee expires on July 1, 2003.

Supplemental Cash Flow Information

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the quarters ended April 20 and April 21, consists of the following (in thousands):

	Quarter Ended	Quarter Ended
	April 20, 2003	April 21, 2002

(Increase) Decrease in:
Receivables	$1,234	$(894)
Inventories	(725)	161
Prepaid expenses and other current assets	(1,001)	(27)
Other assets	296	17
Increase (Decrease) in:
Accounts payable	(5,524)	(4,062)
Accrued expenses	7,251	5,270
Other liabilities	(91)	496

	$1,440	$961

Other supplemental cash flow information is as follows (in thousands):

	Quarter Ended	Quarter Ended
	April 20, 2003	April 21, 2002

Cash paid for interest	$197	$391
Income taxes paid	75	148
Income tax refunds received	36	639

Segment Reporting

The following presents revenue and other financial information by business segment for the quarters ended April 20 and April 21 (in thousands):

	Restaurants	Franchise	Manufacturing	Other	Totals

Quarter ended April 20, 2003:
Revenue from external customers	$84,855	$6,122	$8,877	$135	$99,989
Intersegment revenue	—	—	3,234	—	3,234
Segment profit (loss)	5,895	5,410	1,955	(13,317)	(57)
Quarter ended April 21, 2002:
Revenue from external customers	$88,683	$6,468	$9,113	$748	$105,012
Intersegment revenue	—	—	2,882	—	2,882
Segment profit (loss)	8,068	5,427	2,066	(14,932)	629

A reconciliation of other segment loss is as follows (in thousands):

	2003	2002

General and administrative expenses	$7,378	$7,826
Depreciation and amortization expenses	903	1,373
Interest expense	5,270	5,616
Provision for disposition of assets	2	28
Income tax (benefit) expense	(14)	257
Other	(222)	(168)

	$13,317	$14,932

Revolving Credit Agreement

As of April 20, 2003, the Company has a secured $40,000,000 revolving line of credit facility (the “Credit Facility”) with a sub-limit for up to $5,000,000 of letters of credit. All amounts under the Credit Facility bear interest at floating rates based on the agent’s base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is collateralized by a first priority lien on substantially all of the assets of the Company. As of April 20, 2003, there were no borrowings and approximately $3,173,000 of letters of credit outstanding under the Credit Facility.

The Credit Facility requires the Company to comply with certain restrictive covenants on a quarterly basis. At April 20, 2003, the Company failed to meet the criteria of one of the restrictive covenants. On May 14, 2003, the Company executed an amendment to the Credit Facility that waives the April 20, 2003 covenant violation, reduces the requirements of the restrictive covenants and lowers the total amount available under the Credit Facility to $25,000,000.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities (“QSPEs”) subject to the reporting requirements of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs in the first reporting period beginning after June 15, 2003. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. The Company does not believe that the adoption of FIN 46 will have a material adverse impact on the Company’s financial statements.

In January 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the statement of operations. That presumption is overcome when the consideration is either a reimbursement of specific, incremental, identifiable costs incurred to sell the vendor’s products, or a payment for assets or services delivered to the vendor. EITF Issue No. 02-16 is effective for arrangements entered into after November 21, 2002. The Company is already accounting for vendor rebates in a manner consistent with the EITF consensus. Therefore, applying the provisions of EITF Issue No. 02-16 will not have a material impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company does not believe that the adoption of this Statement will have a material effect on the results of operations or financial position of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FIRST QUARTER ENDED APRIL 20, 2003

RESULTS OF OPERATIONS

Overview:

The Company is a leading operator and franchisor of mid-scale restaurants located in 35 states and four Canadian provinces. As of April 20, 2003, the Company owned and operated 155 and franchised 342 Perkins Restaurants. Both the Company-operated and franchised Perkins Restaurants operate under the names “Perkins Restaurant and Bakery,” “Perkins Family Restaurant,” “Perkins Family Restaurant and Bakery,” or “Perkins Restaurant” and the mark “Perkins”. The Company also offers cookie doughs, muffin batters, pancake mixes, pies and other food products for sale to our Company-operated and franchised restaurants and bakery and food service distributors through Foxtail Foods (“Foxtail”), our manufacturing division. The business of Perkins was founded in 1958, and since then Perkins has continued to adapt its menus, product offerings, building designs and decor to meet changing consumer preferences. Perkins is a highly recognized brand in the geographic areas it serves.

The Company’s revenues are derived primarily from the operation of Company-owned restaurants, the sale of bakery products produced by Foxtail and franchise royalties. In order to ensure consistency and availability of Perkins’ proprietary products to each unit in the system, Foxtail offers cookie doughs, muffin batters, pancake mixes, pies and other food products to Company-operated and franchised restaurants through food service distributors. Sales to Company-operated restaurants are eliminated in the accompanying statements of operations. For the quarter ended April 20, 2003, revenues from Company-operated restaurants, Foxtail, and franchise and other accounted for 84.9%, 8.8% and 6.3% of total revenue, respectively.

A summary of the Company’s results for the quarters ended April 20, 2003 and April 21, 2002 are presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenues.

	Quarter ended	Quarter ended
	April 20, 2003	April 21, 2002

Revenues:
Food sales	93.7%	93.7%
Franchise and other revenue	6.3	6.3

Total Revenues	100.0	100.0

Costs and Expenses:
Cost of sales:
Food cost	26.4	26.3
Labor and benefits	33.9	33.4
Operating expenses	20.0	19.2
General and administrative	8.9	8.8
Depreciation and amortization	5.8	6.4
Interest, net	5.3	5.3
Provision for disposition of assets	—	—
Other, net	(0.2)	(0.2)

Total Costs and Expenses	100.1	99.2

(Loss) Income before income taxes	(0.1)	0.8
(Provision for) Benefit from income taxes	—	(0.2)

Net (Loss) Income	(0.1)%	0.6%

Net loss for the first quarter of 2003 was $57,000 versus net income of $629,000 for the first quarter of 2002.

Revenues:

Total revenues for the first quarter of 2003 decreased 4.8% from the prior year first quarter. This decrease is primarily due to lower comparable restaurant sales.

Same store comparable sales in Company-operated restaurants decreased approximately 6.3% for the first quarter due to a decline in comparable guest visits of 9.3%. Severe winter weather and uncertainty surrounding world events contributed to the decrease in comparable guest visits. The decrease in comparable guest visits was partially offset by an increase in the guest check average due to cumulative price increases and the introduction of a new menu with a focus on higher priced lunch and dinner items.

Revenues from Foxtail decreased approximately 2.6% over the prior year quarter, and constituted approximately 8.8% of the Company’s total revenues. The decrease is primarily due to a decrease in sales to restaurants in the Perkins system.

Franchise revenue, composed mainly of franchise royalties, decreased 5.3% over the first quarter of 2002. Royalty revenues declined slightly due to a decrease in both average franchise stores in operation and comparable sales. Since the first quarter of 2002, the Company’s franchisees have opened 11 restaurants and have closed 17 restaurants.

Costs and Expenses:

Food cost:

In terms of total revenues, food cost increased 0.1 percentage points over the first quarter of 2002. Restaurant food cost, as a percentage of restaurant sales, increased 0.2 percentage points over the first quarter of 2002 due primarily to increased commodity costs and the introduction of a new menu with higher food cost lunch and dinner items. These increases were partially offset by the impact of cumulative price increases. As a percentage of Foxtail sales, Foxtail food cost increased 0.2 percentage points over the prior year.

Labor and benefits:

Labor and benefits expense, as a percentage of total revenues, increased 0.5 percentage points over the first quarter of 2002. The increase is primarily due to a decrease in productivity in Company-operated restaurants and an increase in workers’ compensation and employee insurance costs.

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

Operating expenses:

Expressed as a percentage of total revenues, operating expenses increased 0.8 percentage points over the first quarter of 2002. The increase is primarily due to the impact of rising natural gas costs.

General and administrative:

General and administrative expenses, as a percentage of total revenues, increased 0.1 percentage points over the first quarter 2002. The increase was primarily due to the decrease in revenues.

Depreciation and amortization:

Depreciation and amortization expense decreased from 6.4 percent of sales to 5.8 percent of sales over the first quarter 2002 primarily due to the Company’s reduction in capital spending since 2001.

Interest, net:

Interest expense, as a percentage of total revenue, was flat compared to the first quarter of 2002.

Other, net:

Other income decreased slightly compared to the first quarter of 2002.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary source of funding during the quarter was cash flows from operating activities. The principal uses of cash during the quarter were payments on long-term debt and capital expenditures. Capital expenditures consisted primarily of capital required to maintain operations and costs related to remodeling and upgrading existing restaurants.

The following table summarizes capital expenditures for the quarters ended April 20, 2003 and April 21, 2002 (in thousands):

	Quarter Ended

	April 20, 2003	April 21, 2002

New restaurants	$14	$431
Maintenance	1,211	1,921
Remodeling and reimaging	481	1,513
Manufacturing	103	106
Other	360	549

Total Capital Expenditures	$2,169	$4,520

The Company’s capital budget for 2003 is $12.6 million and includes plans to open no new Company-operated restaurants. Actual capital expenditures have been primarily applied to remodeling of existing restaurants and restaurant maintenance. The primary source of funding for these projects was cash flows from operating activities.

The Company ordinarily operates with a working capital deficit since funds generated by cash sales in excess of those needed to service current liabilities are used by the Company to reduce debt and acquire capital assets. At April 20, 2003, this working capital deficit was $16,225,000.

As of April 20, 2003, the Company has a secured $40,000,000 revolving line of credit facility (the “Credit Facility”) with a sub-limit for up to $5,000,000 of letters of credit. All amounts under the Credit Facility bear interest at floating rates based on the agent’s base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is collateralized by a first priority lien on substantially all of the assets of the Company. As of April 20, 2003, there were no borrowings and approximately $3,173,000 of letters of credit outstanding under the Credit Facility.

The Credit Facility requires the Company to comply with certain restrictive covenants on a quarterly basis. At April 20, 2003, the Company failed to meet the criteria of one of the restrictive covenants. On May 14, 2003, the Company executed an amendment to the Credit Facility that waives the April 20, 2003 covenant violation, reduces the requirements of the restrictive covenants and lowers the total amount available under the Credit Facility to $25,000,000.

On November 15, 2001 the Company elected to begin accruing cash interest on its 11.25% Senior Discount Notes (the “Notes”). Cash interest will be payable semi-annually on May 15 and November 15. The principal balance of the Notes on April 20, 2003 was $26,862,000. On May 15, 2003, the Company paid $8,383,000 in principal of the Notes at a redemption price of 105.625% of the face amount of the notes.

The Company has contractual obligations and commercial commitments including long-term debt, land lease obligations for Company operated restaurants and office space for corporate operations. The table below presents, as of April 20, 2003, the Company’s future scheduled principal repayments of long-term debt and lease obligations (in thousands).

		Capital	Operating	Total
	Long-Term	Lease	Lease	Contractual
	Debt	Obligations	Obligations	Cash Obligations

2003	$8,840	$545	$6,984	$16,369
2004	—	575	9,165	9,740
2005	—	399	8,452	8,851
2006	—	312	8,151	8,463
2007	130,000	166	7,587	137,753
Thereafter	18,022	113	37,766	55,901

Total	$156,862	$2,110	$78,105	$237,077
Less: Current Portion	(8,840)	(636)
Amounts representing interest	—	(326)

Total	$148,022	$1,148

TRC is a wholly-owned subsidiary of RHC. The common shares of RHC not owned by Mr. Smith are subject to an option to require RHC to redeem the shares at any time after December 22, 2004 at fair market value (the “Put”). As of April 20, 2003, these shares represented 30% of the outstanding common stock of RHC. As of December 28, 2002, the estimated fair market value of the Put was $9,220,000. RHC has a management fee agreement dated as of December 22, 1999, with BBV whereby BBV provides certain consulting services to RHC. In consideration for these services, a fee of $250,000 accrues annually and is payable by RHC on December 22, 2004.

Additionally, RHC issued 50,000 shares of non-voting preferred stock on December 22, 1999. The preferred stock is mandatorily redeemable for $1,000 per share (the “Liquidation Value”) plus all accrued but unpaid dividends, if any, on December 22, 2006. Preferred dividends of 8% per annum of the Liquidation Value of each share are payable quarterly. As of April 20, 2003, approximately $15,065,000 of in-kind dividends had been paid through the issuance of additional shares of preferred stock. Assuming a continuation of in-kind dividends, the redemption price on December 22, 2006 is estimated to be $87,044,000. The holders of preferred stock are entitled to be paid in cash the Liquidation Value of each share of preferred stock before any payments are made to any holders of common stock. The preferred stock is redeemable at the option of the Company at any time prior to the mandatory redemption date at the Liquidation Value.

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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities (“QSPEs”) subject to the reporting requirements of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs in the first reporting period beginning after June 15, 2003. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. The Company does not believe that the adoption of FIN 46 will have a material adverse impact on the Company’s financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company does not believe that the adoption of this Statement will have a material effect on the results of operations or financial position of the Company.

In January 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the statement of operations. That presumption is overcome when the consideration is either a reimbursement of specific, incremental, identifiable costs incurred to sell the vendor’s products, or a payment for assets or services delivered to the vendor. EITF Issue No. 02-16 is effective for arrangements entered into after November 21, 2002. The Company is already accounting for vendor rebates in a manner consistent with the EITF consensus. Therefore, applying the provisions of EITF Issue No. 02-16 will not have a material impact on the Company’s financial position or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company currently has market risk sensitive instruments related to interest rates. The Company is not subject to significant exposure for changing interest rates on its senior notes because the interest rates are fixed. As of April 20, 2003, the Company has in place a $40,000,000 line of credit facility that matures on January 1, 2005. All borrowings under the facility bear interest at floating rates based on the agent’s base rate or Eurodollar rates. The Company had no borrowings outstanding under the line of credit facility at April 20, 2003. While changes in market interest rates would affect the cost of funds borrowed in the future, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows would not be material.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - None

(b)  Reports on Form 8-K - The Company did not file any reports on Form 8-K during the quarter ended April 20, 2003.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RESTAURANT COMPANY

DATE: June 2, 2003	BY:	/s/ Michael P. Donahoe

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

Date: June 2, 2003
	BY:	/s/ Donald N. Smith

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

Date: June 2, 2003	BY:	/s/ Michael P. Donahoe

Michael P. Donahoe Executive Vice President, Chief Financial Officer and Director