Form 10-Q/A
period 2003-04-20
RESTAURANT CO
filed 2003-06-06
CIK 1047040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q / A

(Mark One)

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 20, 2003

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

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

Indicate by ✓ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓]   No [   ]

Indicate by ✓ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No [✓]

Number of shares of common stock outstanding: 10,820.

PART II — OTHER INFORMATION
Ex-10.12 Amendment No.5 Revolving Credit Agreement

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RESTAURANT COMPANY

DATE: June 6, 2003	BY: /s/ Michael P. Donahoe

Michael P. Donahoe Executive Vice President, Chief Financial Officer and Director

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits – 10.12 – Amendment No. 5 to Revolving Credit Agreement, by and among The Restaurant Company, Fleet National Bank and other lending institutions, Fleet National Bank as agent and administrative agent and Bank of America, N.A. as syndication agent*

(b)	Reports on Form 8-K — The Company did not file any reports on Form 8-K during the quarter ended April 20, 2003.

* Filed Herewith