Form 10-Q
period 2003-07-13
RESTAURANT CO
filed 2003-08-27
CIK 1047040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 13, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

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

Indicate by ☑ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by ☑ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

Number of shares of common stock outstanding: 10,820.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands)

	Quarter	Quarter	Year-to-	Year-to-
	Ended July	Ended July	Date July	Date July
	13, 2003	14, 2002	13, 2003	14, 2002

REVENUES:
Food sales	$72,286	$72,637	$166,018	$171,046
Franchise and other revenue	5,338	5,451	11,595	12,054

Total Revenues	77,624	78,088	177,613	183,100

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	20,814	19,840	47,253	47,432
Labor and benefits	25,152	25,539	59,022	60,573
Operating expenses	14,941	14,991	34,905	35,113
General and administrative	6,870	7,501	15,787	16,711
Depreciation and amortization	4,162	5,006	9,921	11,772
Interest, net	3,774	4,133	9,044	9,749
Provision for disposition of assets	53	2	55	30
Asset write-down	150	—	150	—
Other, net	(126)	(121)	(287)	(363)

Total Costs and Expenses	75,790	76,891	175,850	181,017

Income before income taxes	1,834	1,197	1,763	2,083
Provision for income taxes	(396)	(347)	(382)	(604)

NET INCOME	$1,438	$850	$1,381	$1,479

The accompanying notes are an integral part of these consolidated statements.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	July 13,
	2003	December 29,
	(Unaudited)	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,634	$5,813
Receivables, less allowance for doubtful accounts of $874 and $1,041	8,574	9,671
Inventories, at the lower of first- in, first-out cost or market	5,814	5,182
Prepaid expenses and other current assets	2,179	1,977
Deferred income taxes	721	721

Total current assets	22,922	23,364

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation and amortization	122,215	126,985
GOODWILL	27,035	27,035
INTANGIBLE ASSETS, net of accumulated amortization of $4,964 and $4,581	4,354	4,737
DEFERRED INCOME TAXES	9,209	9,209
OTHER ASSETS	6,808	7,354

	$192,543	$198,684

The accompanying notes are an integral part of these consolidated balance sheets.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par and Share Amounts)

	July 13,
	2003	December 29,
	(Unaudited)	2002

LIABILITIES AND STOCKHOLDER’S INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$582	$9,489
Accounts payable	11,781	14,132
Accrued expenses	19,914	17,849

Total current liabilities	32,277	41,470

CAPITAL LEASE OBLIGATIONS, less current maturities	1,052	1,334
LONG-TERM DEBT	151,759	150,015
OTHER LIABILITIES	6,355	6,146
STOCKHOLDER’S INVESTMENT:
Common stock, $.01 par value, 100,000 shares authorized, 10,820 issued and outstanding	1	1
Accumulated earnings (deficit)	1,099	(282)

Total stockholder’s investment (deficit)	1,100	(281)

	$192,543	$198,684

The accompanying notes are an integral part of these consolidated balance sheets.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Quarter	Quarter	Year-to-	Year-to-
	Ended July	Ended July	Date July	Date July
	13, 2003	14, 2002	13, 2003	14, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,438	$850	$1,381	$1,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,162	5,006	9,921	11,772
Accretion of Senior Discount Notes	—	6	7	13
Provision for bad debt expense	107	111	243	223
Provision for disposition of assets	53	2	55	30
Asset write-down	150	—	150	—
Net changes in operating assets and liabilities	(1,174)	(882)	266	115

Total adjustments	3,298	4,243	10,642	12,153

Net cash provided by operating activities	4,736	5,093	12,023	13,632

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(2,820)	(4,280)	(4,989)	(8,834)
Proceeds from sale of assets held for disposition	—	—	10	2,030
Payments on notes receivable	28	47	229	339

Net cash used in investing activities	(2,792)	(4,233)	(4,750)	(6,465)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	3,750	12,750	3,750	27,750
Payments on long-term debt	(8,853)	(13,250)	(10,853)	(33,750)
Principal payments under capital lease obligations	(149)	(294)	(349)	(688)

Net cash used in financing activities	(5,252)	(794)	(7,452)	(6,688)

Net (decrease) increase in cash and cash equivalents	(3,308)	66	(179)	479

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	8,942	4,914	5,813	4,501

Balance, end of period	$5,634	$4,980	$5,634	$4,980

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

Accounting Reporting Period

The Company’s fiscal calendar year consists of thirteen four-week periods ending on the last Sunday in December. The first quarter each year will include four four-week periods. The first and second quarters ended on April 20 and July 13, respectively. The third and fourth quarters of 2003 will end on October 5 and December 28, respectively.

Contingencies

The Company is a party to various legal proceedings in the ordinary course of business. Management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

On June 9, 2000, the Company entered into an agreement to guarantee fifty percent of borrowings up to a total guarantee of $1,500,000 for use by a franchisee to remodel and upgrade existing restaurants. As of July 13, 2003, there was $3,000,000 in borrowings outstanding under this agreement of which the Company guaranteed $1,500,000. The franchisee intends to refinance the indebtedness, at which time, the Company’s obligation under the current agreement will terminate.

Asset Write-Down

During the second quarter of 2003, the Company determined that impairment existed with respect to one Company owned restaurant. This determination was made based on the Company’s projections that the future cash flows of this restaurant would not exceed the present carrying value of the assets. Accordingly, the Company recorded an impairment charge of $150,000 to adjust the assets of this restaurant to net realizable value.

Supplemental Cash Flow Information

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the quarters and year-to-date periods ended July 13 and July 14, consists of the following (in thousands):

	Quarter Ended	Quarter Ended	Year-to-Date	Year-to-Date
	July 13, 2003	July 14, 2002	July 13, 2003	July 14, 2002

(Increase) Decrease in:
Receivables	$(292)	$(389)	$941	$(1,283)
Inventories	93	(662)	(632)	(501)
Prepaid expenses and other current assets	283	331	(202)	304
Other assets	(60)	543	236	595
Increase (Decrease) in:
Accounts payable	3,173	3,868	(2,351)	(194)
Accrued expenses	(4,670)	(3,516)	2,065	1,754
Other liabilities	299	(1,057)	209	(560)

	$(1,174)	$(882)	$266	$115

Other supplemental cash flow information is as follows (in thousands):

	Quarter Ended	Quarter Ended	Year-to-Date	Year-to-Date
	July 13, 2003	July 14, 2002	July 13, 2003	July 14, 2002

Cash paid for interest	$8,192	$8,385	$8,389	$8,776
Income taxes paid	42	830	117	896
Income tax refunds received	23	—	59	639

Segment Reporting

The following presents revenue and other financial information by business segment for the quarters and year-to-date periods ended July 13 and July 14 (in thousands):

Quarter:	Restaurants	Franchise	Manufacturing	Other	Totals

Quarter ended July 13, 2003:
Revenue from external customers	$64,373	$5,236	$7,913	$102	$77,624
Intersegment revenue	—	—	2,089	—	2,089
Segment profit (loss)	5,578	4,457	1,964	(10,561)	1,438
Quarter ended July 14, 2002:
Revenue from external customers	$64,817	$5,339	$7,371	$561	$78,088
Intersegment revenue	—	—	1,904	—	1,904
Segment profit (loss)	6,390	4,521	1,710	(11,771)	850

Year-to-Date:	Restaurants	Franchise	Manufacturing	Other	Totals

Year-to-Date ended July 13, 2003:
Revenue from external customers	$149,228	$11,358	$16,790	$237	$177,613
Intersegment revenue	—	—	5,323	—	5,323
Segment profit (loss)	11,473	9,867	3,919	(23,878)	1,381
Year-to-Date ended July 14, 2002:
Revenue from external customers	$153,500	$11,807	$16,484	$1,309	$183,100
Intersegment revenue	—	—	4,786	—	4,786
Segment profit (loss)	14,458	9,948	3,776	(26,703)	1,479

A reconciliation of other segment loss is as follows (in thousands):

	Quarter	Quarter	Year-to-	Year-to-
	Ended July	Ended July	Date July	Date July
	13, 2003	14, 2002	13, 2003	14, 2002

General and administrative expenses	$5,765	$6,459	$13,143	$14,285
Depreciation and amortization expenses	678	921	1,581	2,294
Interest expense	3,774	4,133	9,044	9,749
Provision for disposition of assets	53	2	55	30
Asset write-down	150	—	150	—
Income tax expense	396	347	382	604
Other	(255)	(91)	(477)	(259)

	$10,561	$11,771	$23,878	$26,703

Revolving Credit Agreement

As of July 13, 2003, the Company has a secured $25,000,000 revolving line of credit facility (the “Credit Facility”) with a sub-limit for up to $5,000,000 of letters of credit. All amounts under the Credit Facility bear interest at floating rates based on the agent’s base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is collateralized by a first priority lien on substantially all of the assets of the Company. As of July 13, 2003, there were $3,750,000 in borrowings and approximately $3,596,000 of letters of credit outstanding under the Credit Facility.

At April 20, 2003, the Company failed to meet the criteria of one of the financial covenants of the Credit Facility. On May 14, 2003, the Company executed an amendment to the Credit Facility that waives the April 20, 2003 covenant violation, reduces the requirements of the financial covenants and lowers the total amount available under the Credit Facility from $40,000,000 to $25,000,000. At July 13, 2003, the Company was in compliance with the requirements of the financial covenants. However, based on current trends, the Company believes that it is likely that the Company will not comply with one or more covenants at the end of the first quarter of 2004. The Company has begun discussions with the credit facility lender to negotiate modified covenants that will ensure future compliance. If the Company is unable to modify the terms of this agreement and are unable to obtain waivers from the lender for possible future violations of these covenants, the lender could demand payment of the balance of the Credit Facility, which could constitute a default under the Notes and Discount Notes. If the Credit Facility lender, or the trustee or the holders of the Notes and the Discount Notes demanded repayment, the Company would seek to refinance the balance of the Credit Facility, the Notes and the Discount Notes with another lender. There can be no assurance that we will successfully modify the terms of the covenants or refinance the balance under the Credit Facility, the Notes and the Discount Notes.

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

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires an issuer to classify a financial instrument that is within its scope as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that adoption of the Statement will have a material effect on the Company’s financial statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SECOND QUARTER ENDED JULY 13, 2003

RESULTS OF OPERATIONS

Overview:

The Company is a leading operator and franchisor of mid-scale restaurants located in 35 states and four Canadian provinces. As of July 13, 2003, the Company owned and operated 155 and franchised 343 Perkins Restaurants. Both the Company-operated and franchised Perkins Restaurants operate under the names “Perkins Restaurant and Bakery,” “Perkins Family Restaurant,” “Perkins Family Restaurant and Bakery,” or “Perkins Restaurant” and the mark “Perkins”. The Company also offers cookie doughs, muffin batters, pancake mixes, pies and other food products for sale to our Company-operated and franchised restaurants and bakery and food service distributors through Foxtail Foods (“Foxtail”), our manufacturing division. The business of Perkins was founded in 1958, and since then Perkins has continued to adapt its menus, product offerings, building designs and decor to meet changing consumer preferences. Perkins is a highly recognized brand in the geographic areas it serves.

The Company’s revenues are derived primarily from the operation of Company-owned restaurants, the sale of bakery products produced by Foxtail and franchise royalties. In order to ensure consistency and availability of Perkins’ proprietary products to each unit in the system, Foxtail offers cookie doughs, muffin batters, pancake mixes, pies and other food products to Company-operated and franchised restaurants through food service distributors. Sales to Company-operated restaurants are eliminated in the accompanying statements of operations. For the quarter ended July 13, 2003, revenues from Company-operated restaurants, Foxtail, and franchise and other accounted for 82.9%, 10.2% and 6.9% of total revenue, respectively.

A summary of the Company’s results for the quarters and year-to-date periods ended July 13, 2003 and July 14, 2002 are presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenues.

	Quarter	Quarter	Year-to-	Year-to-
	Ended	Ended	Date	Date
	July 13,	July 14,	July 13,	July 14,
	2003	2002	2003	2002

Revenues:
Food sales	93.1%	93.0%	93.5%	93.4%
Franchise and other revenue	6.9	7.0	6.5	6.6

Total Revenues	100.0	100.0	100.0	100.0

Costs and Expenses:
Cost of sales (excluding depreciation shown below):
Food cost	26.8	25.4	26.6	25.9
Labor and benefits	32.4	32.7	33.2	33.1
Operating expenses	19.2	19.2	19.7	19.2
General and administrative	8.9	9.6	8.9	9.1
Depreciation and amortization	5.4	6.4	5.6	6.4
Interest, net	4.9	5.3	5.1	5.3
Provision for disposition of assets	0.1	—	—	—
Asset write-down	0.2	—	0.1	—
Other, net	(0.3)	(0.1)	(0.2)	(0.1)

Total Costs and Expenses	97.6	98.5	99.0	98.9

Income before income taxes	2.4	1.5	1.0	1.1
Provision for income taxes	(0.5)	(0.4)	(0.2)	(0.3)

Net Income	1.9%	1.1%	0.8%	0.8%

Net Income for the second quarter of 2003 was $1,438,000 versus net income of $850,000 for the second quarter of 2002. For the year-to-date period ended July 13, 2003, net income was $1,381,000 compared to $1,479,000 for the year-to-date period ended July 14, 2002.

Revenues:

Total revenues for the second quarter of 2003 decreased 0.6% from the prior year second quarter. Year-to-date total revenues decreased 3.0% over the prior year-to-date period. This decrease is primarily due to lower comparable restaurant sales.

Same store comparable sales in Company-operated restaurants decreased approximately 2.9% for the second quarter and 4.9% year-to-date due to a decline in comparable guest visits of 6.4% and 8.1%, respectively. A difficult economic environment and competitor intrusion contributed to the decrease in comparable guest visits. The decrease in comparable guest visits was partially offset by an increase in the guest check average due to cumulative price increases and the introduction of a new menu with a focus on higher priced lunch and dinner items.

Revenues from Foxtail increased approximately 7.4% over the prior year quarter and 1.9% over the prior year-to-date period and constituted approximately 10.2% and 9.5%, respectively, of the Company’s total revenues. The increase is primarily due to an increase in sales to customers outside of the Perkins system.

Franchise revenue, composed mainly of franchise royalties, decreased 1.9% over the second quarter of 2002 and decreased 3.8% year-to-date. Royalty revenues declined slightly due to a decrease in both average franchise stores in operation and comparable sales. Since the second quarter of 2002, the Company’s franchisees have opened 11 restaurants and have closed 16 restaurants.

Costs and Expenses:

Food cost:

In terms of total revenues, food cost increased 1.4 percentage points over the second quarter of 2002 and increased 0.7 percentage points over the previous year-to-date period. For the second quarter and year-to-date periods, restaurant food cost, as a percentage of restaurant sales, increased 1.1 and 0.7 percentage points, respectively, over 2002 primarily due to increased commodity costs and the introduction of a new menu which resulted in a menu mix shift to higher food cost lunch and dinner items. These increases were partially offset by the impact of selective menu price increases. As a percentage of Foxtail sales, Foxtail food cost increased 3.7 and 1.7 percentage points for the quarter and year-to-date period, respectively.

Labor and benefits:

Labor and benefits expense, as a percentage of total revenues, decreased 0.3 percentage points over the second quarter of 2002 and increased 0.1% for the year-to-date period ended July 13, 2003. The decrease for the quarter is primarily due to management’s emphasis on controlling costs. The year-to-date increase is primarily due to a decrease in productivity in Company-operated restaurants and an increase in workers’ compensation and employee insurance costs.

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

Operating expenses:

Expressed as a percentage of total revenues, operating expenses were flat for the second quarter and increased 0.5 percentage points for the year-to-date period. The increase is primarily due to the impact of rising natural gas costs.

General and administrative:

General and administrative expenses, as a percentage of total revenues, decreased 0.5 and 0.1 percentage points over the second quarter and year-to-date periods of 2002, respectively. The decrease is primarily due to decreased incentive costs and the cumulative effect of selected workforce reductions since the beginning of 2002.

Depreciation and amortization:

Depreciation and amortization expense decreased from 6.4 percent of sales to 5.4 percent of sales over the second quarter 2002 primarily due to the Company’s reduction in capital spending since 2001.

Interest, net:

Interest expense, as a percentage of total revenue, decreased 0.4 and 0.2 percentage points over the second quarter and year-to-date periods of 2002, respectively, primarily due to a reduction in the overall borrowings by the Company.

Other, net:

Other income decreased slightly compared to the second quarter of 2002.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary sources of funding during the quarter were cash flows from operating activities and borrowings under the Company’s revolving line of credit facility. The principal uses of cash during the quarter were payments on long-term debt and capital expenditures. Capital expenditures consisted primarily of capital required to maintain operations and costs related to remodeling and upgrading existing restaurants.

The following table summarizes capital expenditures for the year-to-date periods ended July 13, 2003 and July 14, 2002 (in thousands):

	Year-to-Date

	July 13, 2003	July 14, 2002

New restaurants	$17	$1,422
Maintenance	2,667	3,529
Remodeling and reimaging	1,027	2,877
Manufacturing	155	168
Other	1,123	838

Total Capital Expenditures	$4,989	$8,834

The Company’s capital budget for 2003 is $12.6 million and includes plans to open no new Company-operated restaurants. Actual capital expenditures have been primarily applied to remodeling of existing restaurants and restaurant maintenance. The primary source of funding for these projects was cash flows from operating activities.

The Company ordinarily operates with a working capital deficit since funds generated by cash sales in excess of those needed to service current liabilities are used by the Company to reduce debt and acquire capital assets. At July 13, 2003, this working capital deficit was $9,355,000.

As of July 13, 2003, the Company has a secured $25,000,000 revolving line of credit facility (the “Credit Facility”) with a sub-limit for up to $5,000,000 of letters of credit. All amounts under the Credit Facility bear interest at floating rates based on the agent’s base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is collateralized by a first priority lien on substantially all of the assets of the Company. As of July 13, 2003, there were $3,750,000 in borrowings and approximately $3,596,000 of letters of credit outstanding under the Credit Facility.

At April 20, 2003, the Company failed to meet the criteria of one of the financial covenants of the Credit Facility. On May 14, 2003, the Company executed an amendment to the Credit Facility that waives the April 20, 2003 covenant violation, reduces the requirements of the financial covenants and lowers the total amount available under the Credit Facility from $40,000,000 to $25,000,000. At July 13, 2003, the Company was in compliance with the requirements of the financial covenants. However, based on current trends, the Company believes that it is likely that the Company will not comply with one or more covenants at the end of the first quarter of 2004. The Company has begun discussions with the credit facility lender to negotiate modified covenants that will ensure future compliance. If the Company is unable to modify the terms of this agreement and are unable to obtain waivers from the lender for possible future violations of these covenants, the lender could demand payment of the balance of the Credit Facility, which could constitute a default under the Notes and Discount Notes. If the Credit Facility lender, or the trustee or the holders of the Notes and the Discount Notes demanded repayment, the Company would seek to refinance the balance of the Credit Facility, the Notes and the Discount Notes with another lender. There can be no assurance that we will successfully modify the terms of the covenants or refinance the balance under the Credit Facility, the Notes and the Discount Notes.

On November 15, 2001 the Company elected to begin accruing cash interest on its 11.25% Senior Discount Notes (the “Notes”). Cash interest will be payable semi-annually on May 15 and November 15. The principal balance of the Notes on July 13, 2003 was $18,009,000. On May 15, 2003 the Company paid $8,383,000 in principal of the Notes at a redemption price of 105.625% of the face amount of the notes.

The Company has contractual obligations and commercial commitments including long-term debt, land lease obligations for Company operated restaurants and office space for corporate operations. The table below presents, as of July 13, 2003, the Company’s future scheduled principal repayments of long-term debt and lease obligations (in thousands).

		Capital	Operating	Total
	Long-Term	Lease	Lease	Contractual
	Debt	Obligations	Obligations	Cash Obligations

2003	$—	$362	$4,669	$5,031
2004	—	575	9,165	9,740
2005	3,750	399	8,452	12,601
2006	—	312	8,151	8,463
2007	130,000	166	7,587	137,753
Thereafter	18,009	113	37,766	55,888

Total	$151,759	$1,927	$75,790	$229,476
Less: Current Portion	—	(582)
Amounts representing interest	—	(293)

Total	$151,759	$1,052

TRC Realty LLC leases an aircraft for use by both FICC and TRC. The operating lease expires in November 2009. During the third quarter, TRC Realty anticipates terminating its lease for the corporate aircraft. In accordance with the terms of the lease, TRC Realty is required to pay a Termination Value to the lessor upon termination of the lease. As a result, TRC anticipates incurring a loss of approximately $950,000 on the termination of the lease. Concurrently, TRC Realty anticipates entering into a new lease for a smaller and less expensive aircraft, which will be used solely by TRC.

TRC is a wholly-owned subsidiary of RHC. The common shares of RHC not owned by Mr. Smith are subject to an option to require RHC to redeem the shares at any time after December 22, 2004 at fair market value (the “Put”). As of July 13, 2003, these shares represented 30% of the outstanding common stock of RHC. As of December 28, 2002, the estimated fair market value of the Put was $9,220,000. RHC has a management fee agreement dated as of December 22, 1999, with BBV whereby BBV provides certain consulting services to RHC. In consideration for these services, a fee of $250,000 accrues annually and is payable by RHC on December 22, 2004.

Additionally, RHC issued 50,000 shares of non-voting preferred stock on December 22, 1999. The preferred stock is mandatorily redeemable for $1,000 per share (the “Liquidation Value”) plus all accrued but unpaid dividends, if any, on December 22, 2006. Preferred dividends of 8% per annum of the Liquidation Value of each share are payable quarterly. As of July 13, 2003, approximately $16,263,000 of in-kind dividends had been paid through the issuance of additional shares of preferred stock. Assuming a continuation of in-kind dividends, the redemption price on December 22, 2006 is estimated to be $87,044,000. The holders of preferred stock are entitled to be paid in cash the Liquidation Value of each share of preferred stock before any payments are made to any holders of common stock. The preferred stock is redeemable at the option of the Company at any time prior to the mandatory redemption date at the Liquidation Value.

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

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires an issuer to classify a financial instrument that is within its scope as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that adoption of the Statement will have a material adverse effect on the Company’s financial statements.

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

ITEM 4.     CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

     Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits -

31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

(b) Reports on Form 8-K – The Company did not file any reports on Form 8-K during the quarter ended July 13, 2003.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RESTAURANT COMPANY

DATE:	August 25, 2003	BY:	/s/ Michael P. Donahoe

Michael P. Donahoe Executive Vice President, Chief Financial Officer and Director