Form 10-Q
period 2003-10-05
RESTAURANT CO
filed 2003-11-18
CIK 1047040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 5, 2003

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands)

	Quarter	Quarter	Year-to-	Year-to-
	Ended	Ended	Date	Date
	October 5,	October 6,	October 5,	October 6,
	2003	2002	2003	2002

REVENUES:
Food sales	$71,731	$72,906	$237,749	$243,952
Franchise and other revenue	5,313	5,299	16,908	17,353

Total Revenues	77,044	78,205	254,657	261,305

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	20,269	19,979	67,522	67,411
Labor and benefits	25,350	24,810	84,372	85,383
Operating expenses	14,826	15,608	49,731	50,721
General and administrative	6,681	6,563	22,468	23,275
Depreciation and amortization	3,977	4,843	13,898	16,614
Interest, net	3,648	4,095	12,692	13,844
Provision for (benefit from) disposition of assets	190	(496)	245	(466)
Loss on lease termination	761	—	761	—
Asset write-down	—	1,027	150	1,027
Other, net	(50)	(70)	(337)	(433)

Total Costs and Expenses	75,652	76,359	251,502	257,376

Income before income taxes	1,392	1,846	3,155	3,929
Provision for income taxes	(216)	(154)	(598)	(758)

NET INCOME	$1,176	$1,692	$2,557	$3,171

The accompanying notes are an integral part of these consolidated statements.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	October 5,
	2003	December 29,
	(Unaudited)	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,039	$5,813
Restricted cash	6,036	—
Receivables, less allowance for doubtful accounts of $960 and $1,041	9,188	9,671
Inventories, at the lower of first-in, first-out cost or market	6,572	5,182
Prepaid expenses and other current assets	1,354	1,977
Deferred income taxes	721	721

Total current assets	28,910	23,364

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation and amortization	119,964	126,985
GOODWILL	27,035	27,035
INTANGIBLE ASSETS, net of accumulated amortization of $5,115 and $4,581	4,203	4,737
DEFERRED INCOME TAXES	9,209	9,209
OTHER ASSETS	7,042	7,354

	$196,363	$198,684

The accompanying notes are an integral part of these consolidated balance sheets.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par and Share Amounts)

	October 5,
	2003	December 29,
	(Unaudited)	2002

LIABILITIES AND STOCKHOLDER’S INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$521	$9,489
Accounts payable	10,614	14,132
Franchise advertising contributions	3,842	—
Accrued expenses	23,088	17,849

Total current liabilities	38,065	41,470

CAPITAL LEASE OBLIGATIONS, less current maturities	963	1,334
LONG-TERM DEBT	148,009	150,015
OTHER LIABILITIES	7,007	6,146
STOCKHOLDER’S INVESTMENT:
Common stock, $.01 par value, 100,000 shares authorized, 10,820 issued and outstanding	1	1
Other comprehensive income	43	—
Accumulated earnings (deficit)	2,275	(282)

Total stockholder’s investment (deficit)	2,319	(281)

	$196,363	$198,684

The accompanying notes are an integral part of these consolidated balance sheets.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Quarter	Quarter	Year-to-	Year-to-
	Ended	Ended	Date	Date
	October 5,	October 6,	October 5,	October 6,
	2003	2002	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,176	$1,692	$2,557	$3,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,977	4,843	13,898	16,614
Accretion of Senior Discount Notes	—	6	7	19
Other non-cash income and expense items	157	187	399	408
Provision for (benefit from) disposition of assets	190	(496)	245	(466)
Asset write-down	—	1,027	150	1,027
Net changes in operating assets and liabilities	(478)	1,928	(211)	2,063

Total adjustments	3,846	7,495	14,488	19,665

Net cash provided by operating activities	5,022	9,187	17,045	22,836

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(1,768)	(3,073)	(6,757)	(11,907)
Proceeds from sale of assets held for disposition	—	2,699	10	4,712
Payments on notes receivable	51	44	280	383

Net cash used in investing activities	(1,717)	(330)	(6,467)	(6,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	1,000	3,750	28,800
Payments on long-term debt	(3,750)	(10,000)	(14,603)	(43,800)
Principal payments under capital lease obligations	(150)	(150)	(499)	(838)

Net cash used in financing activities	(3,900)	(9,150)	(11,352)	(15,838)

Net (decrease) increase in cash and cash equivalents	(595)	(293)	(774)	186

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	5,634	4,980	5,813	4,501

Balance, end of period	$5,039	$4,687	$5,039	$4,687

The accompanying notes are an integral part of these consolidated statements.

THE RESTAURANT COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Organization

The Restaurant Company (the “Company,” “Perkins,” or “TRC”) is a wholly-owned subsidiary of The Restaurant Holding Corporation (“RHC”). TRC conducts business under the name “Perkins Restaurant and Bakery”. TRC is also the sole stockholder of TRC Realty LLC, The Restaurant Company of Minnesota and Perkins Finance Corp. RHC’s principal stockholders are Donald N. Smith (“Mr. Smith”), TRC’s Chairman and Chief Executive Officer, and BancBoston Ventures, Inc. (“BBV”). Mr. Smith is also the Chairman of Friendly Ice Cream Corporation (“FICC”), which operates and franchises approximately 541 restaurants, located primarily in the northeastern United States.

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

Accounting Reporting Period

The Company’s fiscal calendar year consists of thirteen four-week periods ending on the last Sunday in December. The first quarter each year will include four four-week periods. The first, second and third quarters ended on April 20, July 13 and October 5, respectively. The fourth quarter of 2003 will end on December 28.

Contingencies

The Company is a party to various legal proceedings in the ordinary course of business. Management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

On June 9, 2000, the Company entered into an agreement to guarantee fifty percent of borrowings up to a total guarantee of $1,500,000 for use by a franchisee to remodel and upgrade existing restaurants. As of October 5, 2003, there was $3,000,000 in borrowings outstanding under this agreement of which the Company guaranteed $1,500,000. The franchisee intends to refinance the indebtedness, at which time, the Company’s obligation under the current agreement would terminate.

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

Supplemental Cash Flow Information

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the quarters and year-to-date periods ended October 5 and October 6, consists of the following (in thousands):

	Quarter Ended	Quarter Ended	Year-to-Date	Year-to-Date
	October 5, 2003	October 6, 2002	October 5, 2003	October 6, 2002

(Increase) Decrease in:
Receivables	$(779)	$228	$162	$(1,055)
Inventories	(758)	(356)	(1,390)	(857)
Prepaid expenses and other current assets	825	821	623	1,125
Other assets	(234)	1,446	2	2,041
Increase (Decrease) in:
Accounts payable	(1,167)	(1,079)	(3,518)	(1,273)
Accrued expenses	980	2,228	3,045	3,982
Other liabilities	655	(1,360)	865	(1,900)

	$(478)	$1,928	$(211)	$2,063

Other supplemental cash flow information is as follows (in thousands):

	Quarter Ended	Quarter Ended	Year-to-Date	Year-to-Date
	October 5, 2003	October 6, 2002	October 5, 2003	October 6, 2002

Cash paid for interest	$110	$230	$8,482	$9,006
Income taxes paid	679	704	796	1,600
Income tax refunds received	1	—	60	639

Segment Reporting

The following presents revenue and other financial information by business segment for the quarters and year-to-date periods ended October 5 and October 6 (in thousands):

Quarter:	Restaurants	Franchise	Manufacturing	Other	Totals

Quarter ended October 5, 2003:
Revenue from external customers	$63,713	$5,246	$8,018	$67	$77,044
Intersegment revenue	—	—	1,972	—	1,972
Segment profit (loss)	5,437	4,626	1,997	(10,884)	1,176
Quarter ended October 6, 2002:
Revenue from external customers	$63,783	$5,198	$8,726	$498	$78,205
Intersegment revenue	—	—	1,770	—	1,770
Segment profit (loss)	6,464	4,404	1,978	(11,154)	1,692

Year-to-Date:	Restaurants	Franchise	Manufacturing	Other	Totals

Year-to-Date ended October 5, 2003:
Revenue from external customers	$212,941	$16,604	$24,808	$304	$254,657
Intersegment revenue	—	—	7,295	—	7,295
Segment profit (loss)	16,910	14,493	5,916	(34,762)	2,557
Year-to-Date ended October 6, 2002:
Revenue from external customers	$217,283	$17,005	$25,210	$1,807	$261,305
Intersegment revenue	—	—	6,556	—	6,556
Segment profit (loss)	20,922	14,352	5,754	(37,857)	3,171

A reconciliation of other segment loss is as follows (in thousands):

	Quarter	Quarter	Year-to-	Year-to-
	Ended	Ended	Date	Date
	October 5,	October 6,	October 5,	October 6,
	2003	2002	2003	2002

General and administrative expenses	$5,532	$5,396	$18,675	$19,681
Depreciation and amortization expenses	590	1,017	2,171	3,311
Interest expense	3,648	4,095	12,692	13,844
Provision for (benefit from) disposition of assets	190	(496)	245	(466)
Loss on lease termination	761	—	761	—
Asset write-down	—	1,027	150	1,027
Income tax expense	216	154	598	758
Other	(53)	(39)	(530)	(298)

	$10,884	$11,154	$34,762	$37,857

Perkins Marketing Fund

The Company has maintained a Marketing Fund to pool the resources of the Company and its franchisees for advertising purposes and to promote the Perkins brand in accordance with the system’s advertising policy. Effective with the third quarter of 2003, the Company consolidated the Marketing Fund with TRC. Accordingly, the Company has recorded $6,036,000 of restricted cash on its balance sheet that represents the funds contributed by TRC and the franchisees specifically for the purpose of advertising. The Company has also recorded liabilities of approximately $2,200,000 for accrued advertising, which is included in accrued expenses on the accompanying balance sheet, and approximately $3,800,000, which represents franchisee contributions for advertising services not yet provided. The results of operations of the Marketing Fund primarily consist of general and administrative expenses and interest income, both of which are immaterial to the Company as a whole.

Revolving Credit Agreement

As of October 5, 2003, the Company has a secured $25,000,000 revolving line of credit facility (the “Credit Facility”) with a sub-limit for up to $5,000,000 of letters of credit. All amounts under the Credit Facility bear interest at floating rates based on the agent’s base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is collateralized by a first priority lien on substantially all of the assets of the Company. As of October 5, 2003, there were no borrowings and approximately $4,018,000 of letters of credit outstanding under the Credit Facility.

At April 20, 2003, the Company failed to meet the criteria of one of the financial covenants of the Credit Facility. On May 14, 2003, the Company executed an amendment to the Credit Facility that waives the April 20, 2003 covenant violation, reduces the requirements of the financial covenants and lowers the total amount available under the Credit Facility from $40,000,000 to $25,000,000. At October 5, 2003, the Company was in compliance with the requirements of the financial covenants. However, based on current trends, the Company believes that it is likely that the Company will not comply with one or more covenants at the end of the first quarter of 2004. The Company has begun discussions with the Credit Facility lender to negotiate modified covenants that will ensure future compliance. If the Company is unable to modify the terms of this agreement and is unable to obtain waivers from the lender for possible future violations of these covenants, the lender could demand payment of the balance of the Credit Facility, which could constitute a default under the Notes and Discount Notes. If the Credit Facility lender, or the trustee or the holders of the Notes and the Discount Notes demanded repayment, the Company would seek to refinance the balance of the Credit Facility, the Notes and the Discount Notes with another lender. There can be no assurance that we will successfully modify the terms of the covenants or refinance the balance under the Credit Facility, the Notes and the Discount Notes.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities (“QSPEs”) subject to the reporting requirements of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs in the first reporting period beginning after June 15, 2003. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. On October 9, 2003, the FASB issued FASB Staff Position 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which deferred the effective date of FIN 46 until the end of first interim or annual period ending after December 15, 2003 (as of December 31, 2003, for an entity with a calendar year-end or quarter-end of December 31.) The Company does not anticipate that the adoption of FIN 46 will have a material adverse effect on the Company’s financial statements.

In January 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the statement of operations. That presumption is overcome when the consideration is either a reimbursement of specific, incremental, identifiable costs incurred to sell the vendor’s products, or a payment for assets or services delivered to the vendor. EITF Issue No. 02-16 is effective for arrangements entered into after November 21, 2002. The Company is already accounting for vendor rebates in a manner consistent with the EITF consensus. Therefore, applying the provisions of EITF Issue No. 02-16 did not have a material impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement did not have a material effect on the results of operations or financial position of the Company.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires an issuer to classify a financial instrument that is within its scope as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the Statement did not have a material effect on the Company’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS FOR THE THIRD QUARTER ENDED OCTOBER 5, 2003

RESULTS OF OPERATIONS

Overview:

The Company is a leading operator and franchisor of mid-scale restaurants located in 35 states and four Canadian provinces. As of October 5, 2003, the Company owned and operated 154 and franchised 340 Perkins Restaurants. Both the Company-operated and franchised Perkins Restaurants operate under the names “Perkins Restaurant and Bakery,” “Perkins Family Restaurant,” “Perkins Family Restaurant and Bakery,” or “Perkins Restaurant” and the mark “Perkins”. The Company also offers cookie doughs, muffin batters, pancake mixes, pies and other food products for sale to our Company-operated and franchised restaurants and bakery and food service distributors through Foxtail Foods (“Foxtail”) our manufacturing division. The business of Perkins was founded in 1958, and since then Perkins has continued to adapt its menus, product offerings, building designs and decor to meet changing consumer preferences. Perkins is a highly recognized brand in the geographic areas it serves.

The Company’s revenues are derived primarily from the operation of Company-owned restaurants, the sale of bakery products produced by Foxtail and franchise royalties. In order to ensure consistency and availability of Perkins’ proprietary products to each unit in the system, Foxtail offers cookie doughs, muffin batters, pancake mixes, pies and other food products to Company-operated and franchised restaurants through food service distributors. Sales to Company-operated restaurants are eliminated in the accompanying statements of operations. For the quarter ended October 5, 2003, revenues from Company-operated restaurants, Foxtail, and franchise and other accounted for 82.7%, 10.4% and 6.9% of total revenue, respectively.

A summary of the Company’s results for the quarters and year-to-date periods ended October 5, 2003 and October 6, 2002 are presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenues.

	Quarter	Quarter	Year-to-	Year-to-
	Ended	Ended	Date	Date
	October 5,	October 6,	October 5,	October 6,
	2003	2002	2003	2002

Revenues:
Food sales	93.1%	93.2%	93.4%	93.4%
Franchise and other revenue	6.9	6.8	6.6	6.6

Total Revenues	100.0	100.0	100.0	100.0

Costs and Expenses:
Cost of sales (excluding depreciation shown below):
Food cost	26.3	25.5	26.5	25.8
Labor and benefits	32.9	31.7	33.1	32.7
Operating expenses	19.2	20.0	19.5	19.4
General and administrative	8.7	8.4	8.8	8.9
Depreciation and amortization	5.2	6.2	5.5	6.4
Interest, net	4.7	5.2	5.0	5.3
Provision for (benefit from) disposition of assets	0.2	(0.6)	0.1	(0.2)
Loss on lease termination	1.0	—	0.3	—
Asset write-down	—	1.3	0.1	0.4
Other, net	—	(0.1)	(0.1)	(0.2)

Total Costs and Expenses	98.2	97.6	98.8	98.5

Income before income taxes	1.8	2.4	1.2	1.5
Provision for income taxes	(0.3)	(0.2)	(0.2)	(0.3)

Net Income	1.5%	2.2%	1.0%	1.2%

Net Income for the third quarter of 2003 was $1,176,000 versus net income of $1,692,000 for the third quarter of 2002. For the year-to-date period ended October 5, 2003, net income was $2,557,000 compared to $3,171,000 for the year-to-date period ended October 6, 2002.

Revenues:

Total revenues for the third quarter of 2003 decreased 1.5% from the prior year third quarter. Year-to-date total revenues decreased 2.5% from the prior year-to-date period. This decrease is primarily due to lower comparable restaurant sales.

Same store comparable sales in Company-operated restaurants decreased 1.3% for the third quarter and 3.8% year-to-date due to a decline in comparable guest visits of 4.4% and 7.0%, respectively. Continued economic weakness and increased competition in certain key markets contributed to the decrease in comparable guest visits. The decrease in comparable guest visits was partially offset by an increase in the guest check average due to cumulative price increases and the introduction of a new menu with a focus on lunch and dinner items, which have a higher menu price than breakfast items.

Revenues from Foxtail decreased approximately 8.1% from the prior year quarter and 1.6% from the prior year-to-date period and constituted approximately 10.4% and 9.7%, respectively, of the Company’s total revenues. The decrease is primarily due to a decrease in sales to customers within the Perkins system.

Franchise revenue, composed primarily of franchise royalties, increased 0.9% over the third quarter of 2002 and decreased 2.4% from the prior year-to-date period. Year-to-date, royalty revenues declined slightly due to a decrease in both average franchise stores in operation and comparable sales. Since the third quarter of 2002, the Company’s franchisees have opened 10 restaurants and have closed 15 restaurants.

Costs and Expenses:

Food cost:

In terms of total revenues, food cost increased 0.8 percentage points over the third quarter of 2002 and increased 0.7 percentage points over the previous year-to-date period. Restaurant food cost, as a percentage of restaurant sales, increased 1.7 and 1.0 percentage points for the third quarter and year-to-date periods, respectively, over 2002 primarily due to increased commodity costs and the introduction of a new menu which resulted in a menu mix shift to higher food cost lunch and dinner items. These increases were partially offset by the impact of selective menu price increases. As a percentage of Foxtail sales, Foxtail food cost decreased 1.9 percentage points for the quarter and increased 0.6 percentage points for the year-to-date period.

Labor and benefits:

Labor and benefits expense, as a percentage of total revenues, increased 1.2 percentage points over the third quarter of 2002 and increased 0.4 percentage points for the year-to-date period ended October 5, 2003. The year-to-date increase is primarily due to a decrease in productivity in Company-operated restaurants and an increase in employee insurance costs.

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

Operating expenses:

Expressed as a percentage of total revenues, operating expenses decreased 0.8 percentage points from the third quarter and increased 0.1 percentage points over the year-to-date period. The decrease as compared to the prior year quarter is primarily due to reductions in franchise related expenses and a decrease in local store marketing expenses.

General and administrative:

General and administrative expenses, as a percentage of total revenues, increased 0.3 percentage points over the third quarter 2002 and decreased 0.1 percentage points from the year-to-date period of 2002.

Depreciation and amortization:

Depreciation and amortization expense decreased from 6.2 percent of sales to 5.2 percent of sales over the third quarter 2002 and decreased from 6.4 percent of sales to 5.5 percent of sales over the year-to-date period. This decrease is primarily due to the Company’s reduction in capital spending since 2001.

Interest, net:

Interest expense, as a percentage of total revenue, decreased 0.5 and 0.3 percentage points from the third quarter and year-to-date periods of 2002, respectively, primarily due to a reduction in the overall borrowings by the Company.

Other, net:

Other expenses, as a percentage of total revenue, increased 0.1 percentage point from the third quarter and year-to-date periods of 2002.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary sources of funding during the quarter were cash flows from operating activities. The principal uses of cash during the quarter were payments on long-term debt and capital expenditures. Capital expenditures consisted primarily of capital required to maintain operations and costs related to remodeling and upgrading existing restaurants.

The following table summarizes capital expenditures for the year-to-date periods ended October 5, 2003 and October 6, 2002 (in thousands):

	Year-to-Date

	October 5, 2003	October 6, 2002

New restaurants	$23	$2,121
Maintenance	3,702	4,537
Remodeling and reimaging	1,101	2,399
Manufacturing	259	239
Other	1,672	2,611

Total Capital Expenditures	$6,757	$11,907

The Company’s capital budget for 2003 is $12.6 million and includes plans to open no new Company-operated restaurants. Actual capital expenditures have been primarily applied to remodeling of existing restaurants and restaurant maintenance. The primary source of funding for these projects was cash flows from operating activities.

The Company ordinarily operates with a working capital deficit since funds generated by cash sales in excess of those needed to service current liabilities are used by the Company to reduce debt and acquire capital assets. At October 5, 2003, this working capital deficit was $9,155,000.

As of October 5, 2003, the Company has a secured $25,000,000 revolving line of credit facility (the “Credit Facility”) with a sub-limit for up to $5,000,000 of letters of credit. All amounts under the Credit Facility bear interest at floating rates based on the agent’s base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is collateralized by a first priority lien on substantially all of the assets of the Company. As of October 5, 2003, there were no borrowings and approximately $4,018,000 of letters of credit outstanding under the Credit Facility.

At April 20, 2003, the Company failed to meet the criteria of one of the financial covenants of the Credit Facility. On May 14, 2003, the Company executed an amendment to the Credit Facility that waives the April 20, 2003 covenant violation, reduces the requirements of the financial covenants and lowers the total amount available under the Credit Facility from $40,000,000 to $25,000,000. At October 5, 2003, the Company was in compliance with the requirements of the financial covenants. However, based on current trends, the Company believes that it is likely that the Company will not comply with one or more covenants at the end of the first quarter of 2004. The Company has begun discussions with the Credit Facility lender to negotiate modified covenants that will ensure future compliance. If the Company is unable to modify the terms of this agreement and is unable to obtain waivers from the lender for possible future violations of these covenants, the lender could demand payment of the balance of the Credit Facility, which could constitute a default under the Notes and Discount Notes. If the Credit Facility lender, or the trustee or the holders of the Notes and the Discount Notes demanded repayment, the Company would seek to refinance the balance of the Credit Facility, the Notes and the Discount Notes with another lender. There can be no assurance that we will successfully modify the terms of the covenants or refinance the balance under the Credit Facility, the Notes and the Discount Notes.

On November 15, 2001 the Company elected to begin accruing cash interest on its 11.25% Senior Discount Notes (the “Notes”). Cash interest will be payable semi-annually on May 15 and November 15. The principal balance of the Notes on October 5, 2003 was $18,009,000. On May 15, 2003 the Company paid $8,383,000 in principal of the Notes at a redemption price of 105.625% of the face amount of the notes.

The Company has contractual obligations and commercial commitments including long-term debt, land lease obligations for Company operated restaurants and office space for corporate operations. The table below presents, as of October 5, 2003, the Company’s future scheduled principal repayments of long-term debt and lease obligations (in thousands).

		Capital	Operating	Total
	Long-Term	Lease	Lease	Contractual
	Debt	Obligations	Obligations	Cash Obligations

2003	$—	$185	$2,446	$2,631
2004	—	575	9,165	9,740
2005	—	399	8,452	8,851
2006	—	312	8,151	8,463
2007	130,000	166	7,587	137,753
Thereafter	18,009	113	37,766	55,888

Total	$148,009	$1,750	$73,567	$223,326

Less: Current Portion	—	(521)
Amounts representing interest	—	(266)

Total	$148,009	$963

TRC Realty LLC leases an aircraft for use by both FICC and TRC. The operating lease expires in November 2009. During the third quarter, TRC Realty terminated its lease for the corporate aircraft. In accordance with the terms of the lease, TRC Realty was required to pay a Termination Value to the lessor upon termination of the lease. As a result, TRC incurred a loss of approximately $950,000 on the termination of the lease and disposal of assets related to the aircraft. Concurrently, TRC Realty entered into a new lease for a smaller and less expensive aircraft, which will be used solely by TRC.

TRC is a wholly-owned subsidiary of RHC. The common shares of RHC not owned by Mr. Smith are subject to an option to require RHC to redeem the shares at any time after December 22, 2004 at fair market value (the “Put”). As of October 5, 2003, these shares represented 30% of the outstanding common stock of RHC. As of December 28, 2002, the estimated fair market value of the Put was $9,220,000. RHC has a management fee agreement dated as of December 22, 1999, with BBV whereby BBV provides certain consulting services to RHC. In consideration for these services, a fee of $250,000 accrues annually and is payable by RHC on December 22, 2004.

Additionally, RHC issued 50,000 shares of non-voting preferred stock on December 22, 1999. The preferred stock is mandatorily redeemable for $1,000 per share (the “Liquidation Value”) plus all accrued but unpaid dividends, if any, on December 22, 2006. Preferred dividends of 8% per annum of the Liquidation Value of each share are payable quarterly. As of October 5, 2003, approximately $17,483,000 of in-kind dividends had been paid through the issuance of additional shares of preferred stock. Assuming a continuation of in-kind dividends, the redemption price on December 22, 2006 is estimated to be $87,044,000. The holders of preferred stock are entitled to be paid in cash the Liquidation Value of each share of preferred stock before any payments are made to any holders of common stock. The preferred stock is redeemable at the option of the Company at any time prior to the mandatory redemption date at the Liquidation Value.

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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities (“QSPEs”) subject to the reporting requirements of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs in the first reporting period beginning after June 15, 2003. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. On October 9, 2003, the FASB issued FASB Staff Position 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which deferred the effective date of FIN 46 until the end of first interim or annual period ending after December 15, 2003 (as of December 31, 2003, for an entity with a calendar year-end or quarter-end of December 31.) The Company does not anticipate that the adoption of FIN 46 will have a material adverse effect on the Company’s financial statements.

In January 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the statement of operations. That presumption is overcome when the consideration is either a reimbursement of specific, incremental, identifiable costs incurred to sell the vendor’s products, or a payment for assets or services delivered to the vendor. EITF Issue No. 02-16 is effective for arrangements entered into after November 21, 2002. The Company is already accounting for vendor rebates in a manner consistent with the EITF consensus. Therefore, applying the provisions of EITF Issue No. 02-16 did not have a material impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement did not have a material effect on the results of operations or financial position of the Company.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires an issuer to classify a financial instrument that is within its scope as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the Statement did not have a material effect on the Company’s financial statements.

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

(b)  Reports on Form 8-K — The Company did not file any reports on Form 8-K during the quarter ended October 5, 2003.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RESTAURANT COMPANY

DATE: November 18, 2003	BY:	/s/ Michael P. Donahoe

Michael P. Donahoe
Executive Vice President,
Chief Financial Officer and Director