Form 10-K
period 2003-12-28
RESTAURANT CO
filed 2004-03-26
CIK 1047040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________________

Commission File Number 333-57925

THE RESTAURANT COMPANY

(Exact name of Registrant as specified in its charter)

Delaware	62-1254388
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6075 Poplar Ave. Suite 800 Memphis, TN	38119
(Address of principal executive offices)	(Zip Code)

(901) 766-6400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

PART I

Item 1. Business.

General. The Restaurant Company (the “Company,” “Perkins,” or “TRC”) is a wholly-owned subsidiary of The Restaurant Holding Corporation (“RHC”). TRC conducts business under the name “Perkins Restaurant and Bakery”. TRC is also the sole stockholder of TRC Realty LLC, The Restaurant Company of Minnesota (“TRCM”) and Perkins Finance Corp. RHC is owned principally by Donald N. Smith (“Mr. Smith”), TRC’s Chairman and Chief Executive Officer, and BancBoston Ventures, Inc. (“BBV”). Mr. Smith is also the Chairman of Friendly Ice Cream Corporation (“FICC”), which operates and franchises 537 restaurants, located primarily in the northeastern United States. Additional information may be found on our website, www.perkinsrestaurants.com. We make available on our website our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and all exhibits to those reports free of charge as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Operations. We operate and franchise mid-scale full service restaurants, which serve a wide variety of high quality, moderately priced breakfast, lunch and dinner entrees. Our restaurants are open seven days a week except Christmas Day and some are open 24 hours a day. As of December 28, 2003, entrees served in Company-operated restaurants ranged in price from $2.99 to $10.99 for breakfast, $5.49 to $10.99 for lunch and $5.49 to $11.99 for dinner. On December 28, 2003, there were 493 full-service restaurants in our system, of which 156 were Company-operated restaurants and 337 were franchised restaurants. The restaurants operate under the names “Perkins Restaurant and Bakery,” “Perkins Family Restaurant,” “Perkins Family Restaurant and Bakery,” or “Perkins Restaurant” and the mark “Perkins”. The restaurants are located in thirty-four states with the largest number in Minnesota, Pennsylvania, Florida, Ohio and Wisconsin (see Significant Franchisees). We have sixteen franchised restaurants in Canada.

We offer our customers a “core menu” consisting of certain required menu offerings that each Company-operated and franchised restaurant must offer. Additional items are offered to meet regional and local tastes. We must approve all menu items at franchised restaurants. Menu offerings continually evolve to meet changing consumer tastes. We purchase television, radio, outdoor and print advertisements to encourage trial, to promote product lines and to increase customer traffic. We maintain a computerized labor scheduling and administrative system called PRISM in all Company-operated restaurants to improve our operating efficiency. PRISM is also available to franchisees and is currently utilized in approximately 72% of franchised restaurants.

We also offer cookie doughs, muffin batters, pancake mixes, pies and other food products for sale to our Company-operated and franchised restaurants and bakery and food service distributors through Foxtail Foods (“Foxtail”), our manufacturing division. During 2003, sales of products from this division to Perkins franchisees and outside third parties constituted approximately 10.3% of our total revenues.

Franchised restaurants operate pursuant to license agreements generally having an initial term of 20 years, and pursuant to which a royalty fee (4% of gross sales) and an advertising contribution (3% of gross sales) are paid. Franchisees pay a non-refundable license fee of $40,000 for each of their first two restaurants. Franchisees opening their third and subsequent restaurants pay a license fee of between $25,000 and $50,000 depending on the level of assistance provided by us in opening the restaurant. Typically, franchisees may terminate license agreements upon a minimum of 12 months prior notice and upon payment of specified liquidated damages. Franchisees do not typically have express renewal rights. In 2003, average annual royalties earned per franchised restaurant were approximately $61,000. The following number of license agreements are scheduled to expire in the years indicated: 2004 — twenty-four; 2005 — nine; 2006 — six; 2007 — fourteen; 2008 — eleven. Franchisees typically apply for and receive new license agreements.

Design Development. Our restaurants are primarily located in freestanding buildings seating between 90 and 250 customers. We employ an on-going system of prototype development, testing and remodeling to maintain operationally efficient, cost-effective and unique interior and exterior facility design and decor. The current prototype packages feature modern, distinctive interior and exterior layouts that enhance operating efficiencies and customer appeal.

System Development. We opened no Company-operated restaurants in 2003 and four in 2002. Eight new franchised restaurants opened during 2003 and seventeen new franchised restaurants opened in 2002. During 2003, we entered into a lease agreement to operate two franchisee stores for a period of five years. One Company-operated restaurant was closed in 2003 and two were closed in 2002. In addition to the two franchise restaurants operating under Company management, twelve franchised restaurants were closed in 2003 and eighteen were closed in 2002. We also closed two Sage Hen Cafes located in St. Louis Park, MN and Deerfield, IL in 2002.

Research and Development. Each year, we develop and test a wide variety of products in our 3,000 square foot test kitchen in Memphis, Tennessee. New products undergo extensive operations and consumer testing to determine acceptance. While this effort is an integral part of our overall operations, it was not a material expense in 2003, 2002 or 2001. In addition, we spent approximately $340,000 conducting consumer research in 2003. No material amounts were spent to conduct consumer research in 2002 or 2001.

Significant Franchisees. As of December 28, 2003, three franchisees, otherwise unaffiliated with the Company, owned 92 of the 337 franchised restaurants. These franchisees operated 41, 29 and 22 restaurants, respectively. 38 of these restaurants are located in Pennsylvania, 26 are located in Ohio and the remaining 28 are located across Wisconsin, Nebraska, Florida, Tennessee, New Jersey, Minnesota, South Dakota, Maryland, Kentucky, New York, Virginia, North Dakota, South Carolina and Michigan. During 2003, we earned net royalties and license fees of $2,473,000, $1,571,000 and $1,592,000, respectively, from these franchisees.

Franchise Guarantees. In the past, we sponsored financing programs offered by certain lending institutions to assist franchisees in procuring funds for the construction of new franchised restaurants and to purchase and install in-store bakeries. We provided a limited guaranty of funds borrowed. Our obligation under these agreements expired during the first quarter of 2002.

During 2000, we entered into a separate agreement to guarantee fifty percent of borrowings up to a total guarantee of $1,500,000 for use by a franchisee to remodel and upgrade existing restaurants. As of December 28, 2003, $3,000,000 in borrowings was outstanding under this agreement of which we guaranteed $1,500,000. The franchisee intends to refinance the indebtedness, at which time, our obligation under the current agreement would terminate.

Service Fee Agreements. Our predecessors entered into arrangements with several different parties which have reserved territorial rights under which specified payments are to be made by us based on a percentage of gross sales from certain restaurants and for new restaurants opened within certain geographic regions. During 2003, we paid an aggregate of $2,670,000 under such arrangements. Three such agreements are currently in effect. Of these, one expires in the year 2075, one is subject to ongoing negotiations and the remaining agreement remains in effect as long as we operate Perkins Restaurants and Bakeries in certain states.

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

Seasonality. Our revenues are subject to seasonal fluctuations. Customer counts (and consequently revenues) are generally highest in the spring and summer months and lowest during the winter months because of the high proportion of restaurants located in states where inclement weather adversely affects customer visits.

Working Capital. We ordinarily operate with a working capital deficit since funds generated by cash sales in excess of those needed to service short-term obligations are used by us to reduce debt and acquire capital assets. At December 28, 2003, this working capital deficit was $6.4 million.

Competition. Our business and the restaurant industry in general are highly competitive and are often affected by changes in consumer tastes and eating habits, by local and national economic conditions and by population and traffic patterns. We compete directly or indirectly with all restaurants, from national and regional chains to local establishments. Some of our competitors are corporations that are much larger than us and have substantially greater capital resources at their disposal. In addition, in some markets, primarily in the northeastern United States, Perkins and FICC operate restaurants that compete with each other.

Employees. As of December 28, 2003, we employed approximately 9,750 persons. Approximately 400 of these were administrative and manufacturing personnel and the balance were restaurant personnel. Approximately 60% of the restaurant personnel are part-time employees. We compete in the job market for qualified restaurant management and operational employees. We maintain ongoing restaurant management training programs and have on our staff full-time restaurant training managers and a training director. We believe that our restaurant management compensation and benefits package compares favorably with those offered by our competitors. None of our employees are represented by a union.

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

Item 2. Properties.

The following table lists the location of each of the full-service Company-operated and franchised restaurants in the Perkins system as of December 28, 2003. The table excludes one limited service Perkins Express located in Utah.

Number of Restaurants

	Company-
	Operated	Franchised	Total
Arizona	—	4	4
Arkansas	1	3	4
Colorado	8	5	13
Delaware	—	1	1
Florida	36	26	62
Georgia	—	1	1
Idaho	—	9	9
Illinois	7	—	7
Indiana	—	8	8
Iowa	16	3	19
Kansas	4	4	8
Kentucky	—	4	4
Maryland	—	2	2
Michigan	7	2	9
Minnesota	37	36	73
Missouri	8	—	8
Montana	—	8	8
Nebraska	—	9	9
New Jersey	—	11	11
New York	—	13	13
North Carolina	—	3	3
North Dakota	3	5	8
Ohio	—	49	49
Oklahoma	2	—	2
Pennsylvania	8	49	57
South Carolina	—	4	4
South Dakota	—	10	10
Tennessee	4	11	15
Virginia	—	3	3
Washington	—	6	6
West Virginia	—	1	1
Wisconsin	15	27	42
Wyoming	—	4	4
Canada	—	16	16

Total	156	337	493

Most of the restaurants feature a distinctively styled brick or stucco building. Our restaurants are predominantly single-purpose, one-story, free-standing buildings averaging approximately 5,000 square feet, with a seating capacity of between 90 and 250 customers.

The following table sets forth certain information regarding Company-operated restaurants and other properties, as of December 28, 2003:

	Number of Properties(1)
Use	Owned	Leased	Total
Offices and Manufacturing Facilities(2)	1	11	12
Perkins Restaurant and Bakery(3)	69	87	156

(1)	In addition, we lease ten properties, all of which are subleased to others. We also own six properties, four of which are leased to others and two of which are vacant land.

(2)	Our principal office is located in Memphis, Tennessee, and currently comprises approximately 50,000 square feet under a lease expiring on May 31, 2013, subject to renewal by us for a maximum of 60 months. We also own a 25,149 square-foot manufacturing facility in Cincinnati, Ohio, and lease two other properties in Cincinnati, Ohio, consisting of 36,000 square feet and 120,000 square feet, for use as manufacturing facilities.

(3)	The average term of the remaining leases is seven years, excluding renewal options. The longest lease term will mature in approximately 38 years and the shortest lease term will mature in less than 1 year, assuming the exercise of all renewal options.

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

     (b) Holders.

As of December 28, 2003, there was 1 Stockholder of record.

     (c) Dividends.

There were no dividends declared or paid during 2003 or 2002.

[Intentionally Left Blank]

Item 6. Selected Financial Data.

THE RESTAURANT COMPANY AND SUBSIDIARIES
SELECTED FINANCIAL AND OPERATING DATA
(In Thousands, Except Number of Restaurants)

	2003	2002	2001	2000	1999
Income Data:
Revenues	$332,642	$339,158	$330,504	$336,244	$315,700
Net Income (Loss)	$3,528	$2,167	$(696)	$4,034	$7,442
Balance Sheet Data:
Total Assets	$196,322	$198,684	$210,964	$210,512	$200,564
Long-Term Debt and Capital Lease Obligations(a)	$148,878	$151,349	$174,775	$171,149	$164,480
Distributions	$—	$—	$—	$626	$—
Statistical Data:
Full-service Perkins Restaurants in
Operation at End of Year:
Company-Operated(b)	156	155	153	145	141
Franchised(b)	337	343	344	345	333

Total	493	498	497	490	474
Average Annual Sales Per Company-Operated Restaurant(b)	$1,795	$1,851	$1,910	$1,937	$1,899
Average Annual Royalties Per Franchised Restaurant(b)	$61.4	$61.2	$62.1	$63.8	$61.8

(a)	Net of current maturities of $466, $9,489, $1,030, $971 and $942.

(b)	Excludes two Company-operated Sage Hen Cafes (closed in 2002) and one franchised Perkins Express.

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

Except as otherwise indicated, references to years mean our fiscal year ended December 28, 2003, December 29, 2002 or December 30, 2001.

[Intentionally Left Blank]

RESULTS OF OPERATIONS

Overview:

Our 2003 results reflect a solid performance in spite of the continued challenges we face due to the overall soft economic climate, the war with Iraq and increased competition in certain key markets. We are confident that through our continued cost control and restaurant management efforts that we are poised for long-term growth as the economy, particularly the tourism and hospitality sectors, continues to recover and experiences sustained growth. The following table sets forth all revenues, costs and expenses as a percentage of total revenues for the periods indicated for revenue and expense items included in the consolidated statements of operations.

	December 28, 2003	December 29, 2002	December 30, 2001

Revenues:
Food sales	93.5%	93.5%	93.1%
Franchise revenues and other	6.5	6.5	6.9

Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of sales (excluding depreciation shown below):
Food cost	26.9	25.9	26.3
Labor and benefits	33.1	32.9	32.5
Operating expenses	19.4	19.6	20.0
General and administrative	8.7	9.1	9.4
Depreciation and amortization	5.4	6.2	7.1
Provision for (benefit from) disposition of assets, net	0.1	(0.1)	(0.3)
Lease termination	0.2	—	—
Asset write-down	0.1	0.8	0.4
Interest, net	4.9	5.3	5.5
Other, net	(0.1)	(0.3)	(0.4)

Total costs and expenses	98.7	99.4	100.5

Income (loss) before income taxes	1.3	0.6	(0.5)
Benefit from (provision for) income taxes	(0.2)	—	0.3

Net income (loss)	1.1%	0.6%	(0.2)%

Net income for 2003 was $3.5 million versus net income of $2.2 million in 2002 and a net loss of $696,000 in 2001. Pre-tax income for 2003 included a loss of $1.6 million related to asset dispositions, write-downs and a lease termination. Pre-tax income for 2002 included a loss of $2.2 million related to asset dispositions and write-downs. Pre-tax loss for 2001 included a loss of $374,000 related to asset dispositions and write-downs.

Year Ended December 28, 2003 Compared to Year Ended December 29, 2002

Revenues:

Total revenues decreased 1.9% over 2002 due primarily to decreased restaurant food sales.

Food sales at Company-operated restaurants decreased 1.6%. The decrease can be attributed to a decline in comparable restaurant sales of 2.9%. Comparable restaurant sales decreased primarily due to a decrease in comparable customer visits of 6.4%, partially offset by a 3.5% increase in check average. Economic weakness prevalent throughout 2003 and increased competition in certain key markets contributed to the decrease in comparable customer visits. The decrease in comparable customer visits was partially offset by an increase in the guest check average due to a menu mix shift and cumulative price increases. The menu mix shift resulted from the introduction of a new menu with a focus on lunch and dinner items, which have a higher menu price than breakfast items.

Revenues from Foxtail increased approximately 0.6% over 2002 and constituted 10.3% of our total 2003 revenues. In order to ensure consistency and availability of our proprietary products to each restaurant in the system, Foxtail offers cookie doughs, muffin batters, pancake mixes, pies and other food products to Company-operated and franchised restaurants through food service distributors. Additionally, it produces a variety of non-proprietary products for sale in various retail markets. Sales to Company-operated restaurants are eliminated in the accompanying statements of operations. The increase noted above can be attributed to growth in sales outside of the Perkins system.

Franchise revenues and other, which consist primarily of franchise royalties and initial license fees, decreased 1.9% from the prior year. Royalty revenues decreased due to a decrease in comparable sales and a decline in the average number of franchise restaurants by 5.3 restaurants. Initial franchise license fees decreased as a result of eight franchise restaurants opening in 2003 versus seventeen in 2002.

Costs and Expenses:

Food cost:

In terms of total revenues, food cost increased 1.0 percentage points from 2002. Restaurant division food cost expressed as a percentage of restaurant division sales increased 1.1 percentage points. The current year increase was primarily due to increased commodity costs and the introduction of a new menu which resulted in a menu mix shift to higher food cost lunch and dinner items. These increases were partially offset by the impact of selective menu price increases. Commodity costs during 2003 increased 0.9 percentage points over 2002, primarily due to increases in eggs, red meat, oils and pork. The introduction of a new menu during 2003 negatively impacted food costs by 0.4 percentage points as compared to 2002. Overall price increases realized during 2003 were approximately 1.8%, which positively impacted food cost by 0.4 percentage points.

The cost of Foxtail sales, in terms of total Foxtail revenues, increased approximately 0.4 percentage points, as a result of continued increases in raw materials costs. As a manufacturing operation, Foxtail typically has higher food costs as a percent of revenues than the Company’s restaurants.

Labor and benefits:

Labor and benefits expense, as a percentage of total revenues, increased 0.2 percentage points over 2002. Increased employee insurance and workers’ compensation costs, a moderate increase in wage rates and a drop in productivity impacted restaurant labor and benefits. Foxtail labor and benefits were flat compared to 2002.

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

Operating expenses:

Operating expenses, expressed as a percentage of total revenues, decreased 0.2 percentage points from 2003 to 2002.

Restaurant division operating expenses expressed as a percentage of restaurant sales increased 0.1 percentage points. The increase is primarily the result of increased utility cost due to the rise in natural gas prices. This increase is partially offset by a slight decrease in administrative costs and store marketing expenses.

Foxtail expenses, expressed as a percentage of Foxtail revenue, decreased 1.5 percentage points. The decrease is primarily due to decreased freight, plant maintenance and utility costs.

Franchise division operating expenses, expressed as a percentage of franchise revenues, decreased 2.8 percentage points compared to the prior year. Franchise opening costs decreased due to the opening of nine fewer restaurants than in the prior year. Reduced expenses under franchise service fee agreements, investment spending for advertising in select franchised markets and other franchise related spending also contributed to the decrease.

General and administrative:

General and administrative expenses declined to 8.7% of total revenues in 2003 from 9.1% of total revenues in 2002. The decrease is primarily attributable to reductions in corporate home office expenses and decreased incentive costs.

Depreciation and amortization:

Depreciation and amortization decreased approximately 15.9% from 2002 due to the Company’s continued reduction in capital spending since 2001.

Provision for/Benefit from disposition of assets:

During 2003, the Company recorded a net loss of $336,000 related to the disposition of assets, including $190,000 related to the termination of the lease on the corporate aircraft.

Lease termination:

The Company recorded a net loss of $761,000 on the termination of the lease related to the corporate aircraft.

Asset write-down:

The Company recorded charges totaling $455,000 to write down the carrying value of two Company-operated restaurants to their estimated fair values.

Interest, net:

Net interest expense decreased from 5.3% to 4.9% of revenues. The decrease is the result of reduced average borrowings by the Company during 2003, primarily due to the payment of $8.4 million of accreted interest on the Discount Notes at a redemption price of 105.625% and reduced borrowings on the Revolving Line of Credit.

Other:

Other income decreased approximately $140,000. This decrease is due primarily to a reduction in rental income from properties subleased to others.

Provision for/Benefit from income taxes:

The provision for income taxes in 2003 was $753,000. Our effective tax rate was 17.5% in 2003 and (9.0)% in 2002. The 17.5% effective tax rate in 2003 was higher than in 2002 due to the fact that 2003 operating income was higher and federal income tax credits were relatively flat as compared to 2002. Also, we experienced a $140,000 reduction in state deferred tax assets due to jurisdiction tax changes. The 2003 effective tax rate was favorably impacted primarily by credits resulting from excess FICA taxes paid on server tip income that exceeds minimum wage. The effective tax rate is lower than the statutory U.S. federal tax rate and the 2002 effective tax rate primarily due to the utilization of these credits. For 2004, we expect the effective tax rate to be approximately 20.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

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

Restaurant division operating expenses, expressed as a percentage of restaurant sales, decreased 0.4 percentage points. The decrease is primarily the result of decreased utility costs due to the drop in natural gas prices. Also, store pre-opening expenses were lower due to the fact that the Company opened fewer stores in 2002 as compared to 2001.

Foxtail expenses, expressed as a percentage of Foxtail revenue, increased 0.3 percentage points. The increase is primarily due to increased transportation and storage costs.

Franchise division operating expenses, expressed as a percentage of franchise revenues, decreased 1.4 percentage points compared to the prior year. Expenses under franchise service fee agreements, investment spending for advertising in select franchised markets, and franchise settlements drove the decrease.

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

Asset write-down:

The Company recorded charges totaling $2.7 million to write down the carrying value of the two Sage Hen properties and two Company operated restaurants to their estimated fair values.

Other:

Other income decreased approximately $658,000. This decrease is primarily due to the termination of 8 leases and subleases at the end of 2001 on properties leased to a franchisee.

Provision for/Benefit from income taxes:

The benefit from income taxes in 2002 was $179,000. Our effective tax rate was (9.0)% in 2002 and 56.6% in 2001. The (9.0)% effective tax rate in 2002 was higher than in 2001 due to the fact that we had positive pretax income in 2002 versus a pretax loss in 2001. The 2002 effective tax rate was favorably impacted primarily by credits resulting from excess FICA taxes paid on server tip income that exceeds minimum wage. The effective tax rate is lower than the statutory U.S. federal tax rate and the 2001 effective tax rate primarily due to the utilization of these credits.

SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the estimates that are required to prepare the financial statements of a corporation. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.

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

Concentration of Credit Risk:

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of franchisee and Foxtail accounts receivable. We perform ongoing credit evaluations of our customers and generally require no collateral to secure accounts receivable. The credit review is based on both financial and non-financial factors. Based on this review, we provide for estimated losses for accounts receivable that are not likely to be collected. Although we maintain good relationships with our franchisees, if average sales or the financial health of significant franchisees were to deteriorate, we may have to increase our reserves against collection of franchise revenues.

Insurance Reserves:

We are self-insured up to certain limits for costs associated with workers’ compensation claims, property claims and benefits paid under employee health care programs. At December 28, 2003 and December 29, 2002, we had total self-insurance accruals reflected in our balance sheet of approximately $4.7 million and $2.6 million, respectively.

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

Long-Lived Assets:

The restaurant industry is capital intensive. We have approximately 60% of our total assets invested in property and equipment. We capitalize only those costs that meet the definition of capital assets under generally accepted accounting principles. Accordingly, repairs and maintenance costs that do not extend the useful life of the asset are expensed as incurred.

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

Due to the fact that we have invested a significant amount in the construction or acquisition of new restaurants, we have risks that these assets will not provide an acceptable return on our investment and an impairment of these assets may occur. The accounting test for whether an asset held for use is impaired involves first comparing the carrying value of the asset with its estimated future undiscounted cash flows. If these cash flows do not exceed the carrying value, the asset must be adjusted to its current fair value. We periodically perform this test on each of our restaurants to evaluate whether impairment exists. Factors influencing our judgment include the age of the restaurant (new restaurants have significant start up costs which impede a reliable measure of cash flow), estimation of future restaurant performance and estimation of restaurant fair value. Due to the fact that we can specifically evaluate impairment on a restaurant by restaurant basis, we have historically been able to identify impaired restaurants and record the appropriate adjustment.

During 2003, we determined that impairment existed with respect to two Company-operated restaurants. This determination was made based on our projections that the future cash flows of these restaurants would not exceed the present carrying value of the assets. Accordingly, we recorded an impairment charge of approximately $455,000 to adjust the assets of these restaurants to net realizable value.

We utilize operating leases to finance a significant number of our restaurant properties. Over the years, we have found these leasing arrangements to be favorable from a cash flow and risk management standpoint. Such arrangements typically shift the risk of loss on the residual value of the assets at the end of the lease period to the lessor. As discussed in “Capital Resources and Liquidity” and in Note 5 to the accompanying audited financial statements, at December 28, 2003, we had approximately $85 million (on an undiscounted basis) of future commitments for operating leases.

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

We have approximately $31 million of intangible assets on our balance sheet resulting from the acquisition of businesses. New accounting standards adopted in 2002 require that we review these intangible assets for impairment on an annual basis and cease all goodwill amortization. The adoption of these new rules did not result in an impairment of our recorded intangible assets. The annual evaluation of intangible asset impairment requires the use of estimates about the future cash flows of each of our reporting units to determine their estimated fair values. Changes in forecasted operations and changes in discount rates can materially affect these estimates. However, once an impairment of intangible assets has been recorded, it cannot be reversed.

Deferred Income Taxes:

We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. We record a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. In evaluating the need for a valuation allowance, we must make judgments and estimates on future taxable income, feasible tax planning strategies and existing facts and circumstances. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and income statement reflect the change in the period such determination is made. We believe that the valuation allowance recorded is adequate for the circumstances. However, changes in facts and circumstances that affect our judgments or estimates in determining the proper deferred tax assets or liabilities could materially affect the recorded amounts.

CAPITAL RESOURCES AND LIQUIDITY

Our primary sources of funding were cash provided by operations and borrowings under our line of credit. The principal use of cash during the year was capital expenditures and principal and interest payments on debt. Capital expenditures consisted primarily of equipment purchases for Foxtail, maintenance capital and costs related to remodels of existing restaurants.

The following table summarizes capital expenditures for each of the past three years (in thousands).

	2003	2002	2001

New restaurants	$32	$2,781	$12,397
Capitalized maintenance	5,053	5,214	4,780
Remodeling and reimaging	1,378	3,510	3,109
Acquisitions of franchised restaurants	—	—	3,550
Manufacturing	1,107	389	821
Other	2,170	1,524	3,022

Total Capital Expenditures	$9,740	$13,418	$27,679

Our capital budget for 2004 is $15.1 million and includes plans to open no new Company-operated restaurants. The primary source of funding for these expenditures is expected to be cash provided by operations. Capital spending could vary significantly from planned amounts as certain of these expenditures are discretionary in nature.

As is typical in the restaurant industry, we operate with a working capital deficit since funds generated by cash sales in excess of those needed to service short-term obligations are used to reduce debt and acquire capital assets. At December 28, 2003, this working capital deficit was $6.4 million.

The Company has a secured $25,000,000 revolving line of credit facility (the “Credit Facility”) with a sub-limit for up to $5,000,000 of letters of credit. All amounts under the Credit Facility bear interest at floating rates based on the agent’s base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is collateralized by a first priority lien on substantially all of the assets of the Company. As of December 28, 2003, there were no borrowings and approximately $4,018,000 of letters of credit outstanding under the Credit Facility. The letters of credit are primarily utilized in conjunction with our workers’ compensation programs.

At April 20, 2003, we failed to meet the criteria of one of the financial covenants of the Credit Facility. On May 14, 2003, the Company executed an amendment to the Credit Facility that waives the April 20, 2003 covenant violation, reduces the requirements of the financial covenants and lowers the total amount available under the Credit Facility from $40,000,000 to $25,000,000. At December 28, 2003, the Company was in compliance with the requirements of the financial covenants. The Company executed an amendment to the Credit Facility on March 25, 2004 that reduces the requirements of the financial covenants at the end of the first quarter 2004 and thereafter.

We have outstanding $130 million of 10.125% Unsecured Senior Notes (the “Notes”) due December 15, 2007. Interest on the Notes is payable semi-annually on June 15 and December 15. The Notes may be redeemed at any time at a redemption price of 103.375% through December 15, 2004, at which time the redemption price decreases to 101.688%. After December 15, 2005, the Notes may be redeemed at par.

We have outstanding $18 million of 11.25% Senior Discount Notes (the “Discount Notes”) maturing on May 15, 2008. On November 15, 2001, we elected to begin accruing cash interest on the Discount Notes. Cash interest is payable semi-annually on May 15 and November 15. On May 15, 2003, we redeemed $8.4 million in accreted interest of the Discount Notes at a redemption price of 105.625%. The Discount Notes may be redeemed at any time at a redemption price of 105.625% through May 15, 2004, at which time the redemption price decreases to 103.750%. On May 15, 2005, the redemption price decreases to 101.875%, and after May 15, 2006, the Discount Notes may be redeemed at par.

CASH CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Cash Contractual Obligations:

The following represents the contractual obligations and commercial commitments of the Company as of December 28, 2003 (in thousands):

	Payments Due by Period

	Total	2004	2005 - 2006	2007 - 2008	Thereafter

Long-term debt	$148,009	$—	$—	$148,009	$—
Capital lease obligations	1,563	575	710	278	—
Estimated interest payments	63,623	16,012	31,208	16,403	—
Operating lease obligations	84,580	9,247	16,875	14,371	44,087
Purchase commitments	26,685	20,852	5,833	—	—

Total	$324,460	$46,686	$54,626	$179,061	$44,087

Additionally, we have $4,018,000 of letters of credit outstanding under the Credit Facility. The letters of credit are primarily utilized in conjunction with our workers’ compensation programs. The letters of credit expire on December 15, 2004. It is our intent to reissue the letters of credit upon expiration.

Off-Balance Sheet Arrangements:

In accordance with the definition under Securities and Exchange Commission rules, the following qualify as off-balance sheet arrangements:

•	Any obligation under certain guarantees or contracts;

•	A retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

•	Any obligation under certain derivative instruments;

•	Any obligation under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

Based on the above, the following represents the off-balance sheet arrangements for our Company.

In the past, we have sponsored financing programs offered by certain lending institutions to assist franchisees in procuring funds for the construction of new franchised restaurants and to purchase and install in-store bakeries. We provided a limited guaranty of funds borrowed. Our obligation under these agreements expired during the first quarter of 2002.

In 1999, TRC Realty LLC leased an aircraft for use by both FICC and TRC. The operating lease expires in November 2009. During the third quarter, TRC Realty terminated its lease for the corporate aircraft. In accordance with the terms of the lease, TRC Realty was required to pay a Termination Value to the lessor upon termination of the lease. As a result, we incurred a loss of approximately $950,000 on the termination of the lease and disposal of assets related to the aircraft. Concurrently, TRC Realty entered into a new lease for a smaller and less expensive aircraft, which will be used solely by us.

During 2000, we entered into an agreement to guarantee fifty percent of borrowings up to a total guarantee of $1,500,000 for use by a franchisee to remodel and upgrade existing restaurants. As of December 28, 2003, there was $3,000,000 in borrowings outstanding under this agreement of which we guaranteed $1,500,000. The franchisee intends to refinance the indebtedness, at which time, our obligation under the current agreement would terminate.

Our predecessors entered into arrangements with several different parties which have reserved territorial rights under which specified payments are to be made by us based on a percentage of gross sales from certain restaurants and for new restaurants opened within certain geographic regions. During 2003, we paid an aggregate amount of $2,670,000 under such arrangements. Three such agreements are currently in effect. Of these, one expires in the year 2075, one is subject to ongoing negotiations and the remaining agreement remains in effect as long as we operate Perkins Restaurants and Bakeries in certain states.

We are a wholly owned subsidiary of RHC. The common shares of RHC not owned by Mr. Smith are subject to an option to require RHC to redeem the shares at any time after December 22, 2004 at fair market value (the “Put”). As of December 28, 2003, these shares represented 30% of the outstanding common stock of RHC. As of December 28, 2002, the estimated fair market value of the Put was approximately $9 million. RHC has a management fee agreement dated as of December 22, 1999, with BancBoston Ventures, Inc. (BBV) whereby BBV provides certain consulting services to RHC. In consideration for these services, a fee of $250,000 accrues annually and is payable by RHC on December 22, 2004.

Additionally, RHC issued 50,000 shares of non-voting preferred stock on December 22, 1999. The preferred stock is mandatorily redeemable for $1,000 per share (the “Liquidation Value”) plus all accrued but unpaid dividends, if any, on December 22, 2006. Preferred dividends of 8% per annum of the Liquidation Value of each share are payable quarterly. As of December 28, 2003, approximately $18,725,000 of in-kind dividends had been paid through the issuance of additional shares of preferred stock. Assuming a continuation of in-kind dividends, the redemption price on December 22, 2006 is estimated to be $87,044,000. The holders of preferred stock are entitled to be paid in cash the Liquidation Value of each share of preferred stock before any payments are made to any holders of common stock. The preferred stock is redeemable at our option at any time prior to the mandatory redemption date at the Liquidation Value plus a redemption premium as specified in our Charter. The redemption premium was 3% through December 21, 2002 after which the preferred stock is redeemable at par.

RHC has no material assets other than its investment in us. Our ability to pay dividends to or make distributions to RHC in order to redeem common or preferred shares or pay the management fee to BBV is restricted under our senior notes and the Credit Facility. Therefore, we may need to recapitalize or refinance all or a portion of our obligations on or prior to maturity.

Our ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on, or to refinance, our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under the Credit Facility, will be adequate to meet our liquidity needs for the foreseeable future. We may, however, need to refinance all or a portion of the principal of the Discount Notes and the Notes on or prior to maturity. There can be no assurance that we will generate sufficient cash flow from operations, or that future borrowings will be available under the Credit Facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, there can be no assurance that we will be able to effect any such refinancing on commercially reasonable terms or at all.

ACQUIRED RESTAURANT OPERATIONS

Effective December 1, 2003, we leased two restaurants from a franchisee in Florida for a period of five years. These restaurants’ operations for the last four-week period of 2003 are included in the accompanying financial statements. Also effective December 1, 2003, we entered into a management contract to operate one franchisee restaurant located in Florida for a period of one year. In accordance with the contract, we will operate the store and are responsible for the profit or loss generated by the store. This contract did not meet the accounting requirements for consolidation into our financial statements. Therefore, only our management fee income or expense related to this restaurant’s profit or loss is recorded in the Franchise segment of our financial statements.

SYSTEM DEVELOPMENT

We opened no new Company-operated restaurants and eight franchised restaurants in 2003. We plan to open no new Company-operated restaurants and up to fifteen franchised restaurants in 2004.

MANAGEMENT’S OUTLOOK

We believe that the overall economy will continue to strengthen during 2004. We expect this improvement to have a positive impact on our guest visits and our overall profitability. We expect to receive a continued benefit from our introduction of a new menu in 2003 that contained an updated, more contemporary look and placed a greater emphasis on lunch and dinner entrees. Consistent with 2003, we will continue focusing on managing restaurant costs and providing quality food and service on a consistent basis.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (“FIN 46R”), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. At December 28, 2003, we have evaluated the impact of FIN 46R and do not believe that implementation of this Interpretation will have a material adverse effect on our financial statements.

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

SEASONALITY

Our revenues are subject to seasonal fluctuations. Customer counts (and consequently revenues) are generally higher in the spring and summer months and lower during the winter months because of the high proportion of restaurants located in states where inclement weather adversely affects customer visits.

CHANGE IN ACCOUNTING REPORTING PERIOD

Effective January 1, 2001, we converted our financial reporting from a calendar year basis to thirteen four-week periods ending on the last Sunday in December. The first quarter includes four four-week periods. The first, second, third and fourth quarters of 2003 ended April 20, July 13, October 5, and December 28, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. We currently have market risk-sensitive-instruments related to interest rates. We have no significant exposure for changing interest rates on the Notes and Discount Notes because the interest rates are fixed. We have outstanding long-term debt (exclusive of capital leases) of $148 million and $158.9 million at December 28, 2003 and December 29, 2002, respectively. Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to approximately $4.8 million as of December 28, 2003 and $6.6 million as of December 29, 2002. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities. Currently, derivative instruments are not used to manage interest rate risk.

We have in place a $25 million line of credit facility that matures on January 1, 2005. All borrowings under the facility bear interest at floating rates based on the agent’s base rate or Eurodollar rates. We had no amounts outstanding under the line of credit facility at December 28, 2003. While changes in market interest rates would affect the cost of funds borrowed in the future, we believe that the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be material.

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

Item 8. Financial Statements and Supplementary Data.

THE RESTAURANT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)

	Years Ended

	December 28, 2003	December 29, 2002	December 30, 2001

REVENUES:
Food sales	$311,002	$316,958	$307,649
Franchise and other revenue	21,640	22,200	22,855

Total Revenues	332,642	339,158	330,504

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	89,490	87,866	86,855
Labor and benefits	110,115	111,502	107,355
Operating expenses	64,405	66,418	66,078
General and administrative	29,058	30,696	31,051
Depreciation and amortization	17,832	21,194	23,442
(Benefit from) provision for disposition of assets, net	336	(493)	(1,093)
Lease Termination	761	—	—
Asset write-down	455	2,666	1,467
Interest, net	16,388	17,908	18,197
Other, net	(479)	(587)	(1,245)

Total Costs and Expenses	328,361	337,170	332,107

INCOME (LOSS) BEFORE INCOME TAXES	4,281	1,988	(1,603)
BENEFIT FROM (PROVISION FOR) INCOME TAXES	(753)	179	907

NET INCOME (LOSS)	$3,528	$2,167	$(696)

The accompanying notes are an integral part of these consolidated statements.

THE RESTAURANT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	December 28, 2003	December 29, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,962	$5,813
Restricted cash	4,808	—
Receivables, less allowance for doubtful accounts of $1,003 and $1,041	10,647	9,671
Inventories, at the lower of first-in, first-out cost or market	6,199	5,182
Prepaid expenses and other current assets	1,597	1,977
Deferred income taxes	2,219	2,096

Total current assets	30,432	24,739

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation and amortization	118,848	126,985
GOODWILL	27,035	27,035
INTANGIBLE ASSETS, net of accumulated amortization of $5,265 and $4,581	4,053	4,737
DEFERRED INCOME TAXES	9,097	7,834
OTHER ASSETS	6,857	7,354

	$196,322	$198,684

LIABILITIES AND STOCKHOLDER’S INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$466	$9,489
Accounts payable	11,133	14,132
Franchise advertising contributions	4,093	—
Accrued expenses	21,164	17,849

Total current liabilities	36,856	41,470

CAPITAL LEASE OBLIGATIONS, less current maturities	869	1,334
LONG-TERM DEBT	148,009	150,015
OTHER LIABILITIES	7,299	6,146
COMMITMENTS AND CONTINGENCIES (Notes 5 and 11)
STOCKHOLDER’S INVESTMENT:
Common stock, $.01 par value, 100,000 shares authorized, 10,820 issued and outstanding	1	1
Other Comprehensive Income	42	—
Retained Earnings (Deficit)	3,246	(282)

	3,289	(281)

	$196,322	$198,684

The accompanying notes are an integral part of these consolidated balance sheets.

THE RESTAURANT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S INVESTMENT
(In Thousands)

		Other
	Common	Comprehensive	Retained
	Stock	Income	Earnings (Deficit)	Total
Balance at December 31, 2000	$1	$—	$(1,753)	$(1,752)
Net loss	—	—	(696)	(696)

Balance at December 30, 2001	1	—	(2,449)	(2,448)
Net income	—	—	2,167	2,167

Balance at December 29, 2002	1	—	(282)	(281)
Net Income	—	—	3,528	3,528
Foreign Currency Translation Adjustment	—	42	—	42

Balance at December 28, 2003	$1	$42	$3,246	$3,289

The accompanying notes are an integral part of these consolidated statements.

THE RESTAURANT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended

	December 28, 2003	December 29, 2002	December 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,528	$2,167	$(696)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,832	21,194	23,442
Accretion of Senior Discount Notes	7	25	2,501
(Benefit from) provision for disposition of assets	336	(493)	(1,093)
Asset write-down	455	2,666	1,467
Other non-cash income and expense items, net	594	498	481
Net changes in other operating assets and liabilities	(2,693)	(2,108)	(5,891)

Total adjustments	16,531	21,782	20,907

Net cash provided by operating activities	20,059	23,949	20,211

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(9,740)	(13,418)	(24,129)
Cash paid for acquisition of franchised restaurants	—	—	(3,550)
Proceeds from sale of property and equipment	29	5,366	4,402
Payments on notes receivable	302	407	1,022

Net cash used in investing activities	(9,409)	(7,645)	(22,255)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(648)	(992)	(1,066)
Payments on long-term debt	(14,603)	(44,750)	(53,750)
Proceeds from long-term debt	3,750	30,750	56,000

Net cash (used in) provided by financing activities	(11,501)	(14,992)	1,184

Net increase (decrease) in cash and cash equivalents	(851)	1,312	(860)
CASH AND CASH EQUIVALENTS:
Balance, beginning of year	5,813	4,501	5,361

Balance, end of year	$4,962	$5,813	$4,501

The accompanying notes are an integral part of these consolidated statements.

THE RESTAURANT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 28, 2003

(1) ORGANIZATION:

Organization —

The Restaurant Company (“TRC”, “Perkins” or the “Company”) is a Delaware corporation and is a wholly-owned subsidiary of The Restaurant Holding Corporation (“RHC”). RHC is owned by Donald N. Smith (“Mr. Smith”), BancBoston Ventures, Inc. (“BBV”), a subsidiary of Fleet Boston Financial Corp., and others who own 70.0%, 21.0% and 9.0%, respectively.

Mr. Smith is also the Chairman of Friendly Ice Cream Corporation (“FICC”), which operates and franchises 537 restaurants, located primarily in the northeastern United States.

We operate and franchise mid-scale restaurants that serve a wide variety of high quality, moderately priced breakfast, lunch, and dinner entrees and bakery products. TRC and its franchisees operate under the names “Perkins Restaurant and Bakery,” “Perkins Family Restaurant,” “Perkins Family Restaurant and Bakery” and “Perkins Restaurant.” Our restaurants provide table service and are open seven days a week. The restaurants are located in 34 states with the largest number in Minnesota, Pennsylvania, Florida, Ohio, and Wisconsin. There are sixteen franchised restaurants located in Canada. We also offer cookie doughs, muffin batters, pancake mixes, pies and other food products for sale to restaurants operated by us and our franchisees and bakery and food service distributors through Foxtail Foods (“Foxtail”), our manufacturing division.

TRC Realty LLC —

TRC Realty LLC is a 100% owned subsidiary of TRC. TRC Realty LLC’s sole purpose is the operation of an airplane that is used for business purposes of TRC.

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

Basis of Presentation —

The accompanying financial statements include the consolidated results of TRC and subsidiaries for the fiscal years 2003, 2002 and 2001. All material intercompany transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to current year presentation.

Change in Accounting Reporting Period —

Effective January 1, 2001, we converted our financial reporting from a calendar year basis to thirteen four-week periods ending on the last Sunday in December. The first quarter includes four four-week periods. The first, second, third and fourth quarters of 2003 ended April 20, July 13, October 5, and December 28, respectively.

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

Advertising —

We include the costs of advertising in operating expenses. Advertising expense was $13,053,000, $13,853,000 and $13,914,000 for the fiscal years 2003, 2002 and 2001, respectively.

Property and Equipment —

Major renewals and betterments are capitalized; replacements and maintenance and repairs that do not extend the lives of the assets are charged to operations as incurred. Upon disposition, both the asset and the accumulated depreciation amounts are relieved, and the related gain or loss is credited or charged to the income statement.

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

SFAS 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. The fair value of each reporting unit is determined using a discounted cash flow analysis and comparative market multiples. If an impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value. As required by SFAS No. 142, we completed a transitional impairment test for goodwill as of December 30, 2001 and also an impairment test as of December 28, 2003 and December 29, 2002. As a result of these tests, we did not record any impairment of our goodwill.

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

Income Taxes —

Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. We use the asset and liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to be in effect when the taxes are paid.

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

Insurance Accruals —

We are self-insured up to certain limits for costs associated with workers’ compensation claims, property claims and benefits paid under employee health care programs. At December 28, 2003 and December 29, 2002, we had total self-insurance accruals reflected in our balance sheet of approximately $4.7 million and $2.6 million, respectively.

Perkins Marketing Fund —

The Company has maintained a Marketing Fund to pool the resources of the Company and its franchisees for advertising purposes and to promote the Perkins brand in accordance with the system’s advertising policy. Effective with the third quarter of 2003, the Company consolidated the Marketing Fund with TRC. Accordingly, the Company has recorded $4,808,000 of restricted cash on its balance sheet that represents the funds contributed by TRC and the franchisees specifically for the purpose of advertising. The Company has also recorded liabilities of approximately $1,392,000 for accrued advertising, which is included in accrued expenses on the accompanying balance sheet, and approximately $4,093,000, which represents franchisee contributions for advertising services not yet provided. The results of operations of the Marketing Fund primarily consist of general and administrative expenses and interest income, both of which are immaterial to the Company as a whole.

New Accounting Pronouncements —

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (“FIN 46R”), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. At December 28, 2003, we have evaluated the impact of FIN 46R and do not believe that implementation of this Interpretation will have a material adverse effect on our financial statements.

(3) SUPPLEMENTAL CASH FLOW INFORMATION:

The decrease in cash and cash equivalents due to changes in operating assets and liabilities for the past three years consisted of the following (in thousands):

	December 28, 2003	December 29, 2002	December 30, 2001

(Increase) Decrease in:
Receivables	$(1,511)	$(1,994)	$(576)
Inventories	(1,017)	148	(234)
Prepaid expenses and other current assets	380	715	(1,114)
Other assets	(1,204)	(1,214)	(1,430)
Increase (Decrease) in:
Accounts payable	(2,999)	1,032	61
Accrued expenses	2,505	(1,182)	(2,242)
Other liabilities	1,153	387	(356)

	$(2,693)	$(2,108)	$(5,891)

Other supplemental cash flow information for the past three years consisted of the following (in thousands):

	December 28, 2003	December 29, 2002	December 30, 2001

Cash paid for interest	$16,138	$17,124	$14,771
Income taxes paid	1,281	3,063	2,554
Income tax refunds received	80	1,666	45

(4) PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following for the past two years (in thousands):

	December 28, 2003	December 29, 2002

Owned:
Land and land improvements	$37,000	$37,327
Buildings	95,220	94,649
Leasehold improvements	52,817	51,742
Equipment	99,150	96,273
Construction in progress	1,370	—

	285,557	279,991
Less — accumulated depreciation and amortization	(169,651)	(155,282)

	115,906	124,709

Leased:
Buildings	18,206	18,790
Less — accumulated amortization	(17,421)	(17,573)

	785	1,217

Assets Held for Sale	2,157	1,059

	$118,848	$126,985

Depreciation and amortization for financial reporting purposes is computed primarily using the straight-line method based on the shorter of either the estimated useful lives or the lease terms of the property, as follows:

Years
Owned:
Land improvements	3 - 20
Buildings	20 - 30
Leasehold improvements	7 - 20
Equipment	3 - 7
Leased:
Buildings	20 - 25
Equipment	6

As of December 28, 2003, we owned or leased four properties held for disposal with a total carrying value of $2,157,000. Three of the properties are currently vacant and one property is currently a company-operated restaurant. The assets are reflected in the accompanying balance sheet at the lower of historical cost, net of accumulated depreciation, or fair market value less disposition costs. Depreciation is not recorded on assets held for sale. Related to these properties, our results of operations include income of $32,000 for 2003 and losses of $9,000 and $100,000 for the years 2002 and 2001, respectively.

(5) LEASES:

As of December 28, 2003, we operated 156 full-service restaurants as follows:

71 with both land and building leased
69 with both land and building owned
16 with the land leased and building owned

As of December 28, 2003, we either leased or subleased seventeen properties to others as follows:

8 with both land and building leased
6 with both land and building owned
3 with the land leased and building owned

Most of our restaurant leases have a primary term of 20 years and generally provide for two to four renewals of five years each. Certain leases provide for minimum payments plus a percentage of sales in excess of stipulated amounts.

Future minimum payments related to leases that have initial or remaining lease terms in excess of one year as of December 28, 2003 were as follows (in thousands):

	Lease Obligations
	Capital	Operating
2004	$575	$9,247
2005	398	8,567
2006	312	8,308
2007	166	7,610
2008	112	6,761
Thereafter	—	44,087

Total minimum lease payments	1,563	$84,580

Less:
Amounts representing interest	(228)

Capital lease obligations	$1,335

Future minimum gross rental revenue as of December 28, 2003, were as follows (in thousands):

	Amounts Receivable As
	Lessor	Sublessor
2004	$397	$874
2005	399	828
2006	399	574
2007	370	525
2008	224	533
Thereafter	1,221	2,639

Total minimum lease rentals	$3,010	$5,973

The net rental expense included in the accompanying Consolidated Statements of Operations for operating leases was as follows for the past three years (in thousands):

	2003	2002	2001
Minimum rentals	$9,909	$9,689	$8,700
Contingent rentals	624	850	1,352
Less — sublease rentals	(573)	(615)	(819)

	$9,960	$9,924	$9,233

(6) GOODWILL AND INTANGIBLE ASSETS:

The following schedule presents the carrying amount of goodwill attributable to each reportable operating segment and changes therein:

					Total
	Restaurants	Franchise	Manufacturing	Other	Company

Balance as of December 30, 2001	$14,037	$12,998	$—	$—	$27,035
Changes in the carrying amount of goodwill during the year	—	—	—	—	—

Balance as of December 29, 2002	$14,037	$12,998	$—	$—	$27,035
Changes in the carrying amount of goodwill during the year	—	—	—	—	—

Balance as of December 28, 2003	$14,037	$12,998	$—	$—	$27,035

The following schedule adjusts reported net income to exclude amortization expense related to goodwill.

	2003	2002	2001

Reported net income (loss)	$3,528	$2,167	$(696)
Add back: Goodwill amortization	—	—	1,292

Adjusted net income	$3,528	$2,167	$596

In connection with adopting SFAS No. 142, we also reassessed the useful lives and the classification of our identifiable intangible assets other than goodwill and determined that they continue to be appropriate. The components of our intangible assets are as follows.

	2003	2002
Present value of estimated future royalty fee income being amortized ratably over the remaining lives of the franchise agreements	$9,318	$9,318
Less — Accumulated Amortization	(5,265)	(4,581)

Total	$4,053	$4,737

Amortization expense for intangible assets was $684,000 for 2003 and $930,000 for 2002. Estimated amortization expense for the five succeeding fiscal years is as follows (in thousands):

Estimated
Amortization Expense
2004	$643
2005	641
2006	539
2007	534
2008	294

(7) ACCRUED EXPENSES:

Accrued expenses consisted of the following (in thousands):

	2003	2002
Payroll and related benefits	$8,734	$8,903
Property, real estate and sales taxes	2,677	2,755
Insurance	1,257	568
Rent	1,218	1,144
Advertising	1,392	726
Other	5,886	3,753

	$21,164	$17,849

(8) LONG-TERM DEBT:

Long-term debt consisted of the following (in thousands):

	2003	2002
10.125% Unsecured Senior Notes, due December 15, 2007	$130,000	$130,000
11.25% Unsecured Senior Discount Notes, due May 15, 2008	18,009	26,855
Revolving credit facility, due January 1, 2005	—	2,000

	148,009	158,855
Less current maturities	—	(8,840)

	$148,009	$150,015

We have outstanding $130,000,000 of 10.125% Unsecured Senior Notes (the “Notes”) due December 15, 2007. Interest on the Notes is payable semi-annually on June 15 and December 15. The Notes may be redeemed at any time at a redemption price of 103.375% through December 15, 2004, at which time the redemption price decreases to 101.688%. After December 15, 2005, the Notes may be redeemed at par.

We have a secured $25,000,000 revolving line of credit facility (the “Credit Facility”) with a sub-limit for up to $5,000,000 of letters of credit. All amounts under the Credit Facility bear interest at floating rates based on the agent’s base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is collateralized by a first priority lien on substantially all of the assets of the Company. As of December 28, 2003, there were no borrowings and approximately $4,018,000 of letters of credit outstanding under the Credit Facility.

At April 20, 2003, we failed to meet the criteria of one of the financial covenants of the Credit Facility. On May 14, 2003, the Company executed an amendment to the Credit Facility that waives the April 20, 2003 covenant violation, reduces the requirements of the financial covenants and lowers the total amount available under the Credit Facility from $40,000,000 to $25,000,000. At December 28, 2003, the Company was in compliance with the requirements of the financial covenants. The Company executed an amendment to the Credit Facility on March 25, 2004 that reduces the requirements of the financial covenants at the end of the first quarter 2004 and thereafter.

We have outstanding $18,009,000 of 11.25% Senior Discount Notes (the “Discount Notes”) maturing on May 15, 2008. On November 15, 2001, we elected to begin accruing cash interest on the Discount Notes. Cash interest is payable semi-annually on May 15 and November 15. On May 15, 2003, we redeemed $8,383,000 in principal on the Discount Notes at a redemption price of 105.625%. The Discount Notes may be redeemed at any time at a redemption price of 105.625% through May 15, 2004, at which time the redemption price decreases to 103.750%. On May 15, 2005, the redemption price decreases to 101.875%, and after May 15, 2006, the Discount Notes may be redeemed at par.

In connection with the issuance of the Notes, the Discount Notes and obtaining the Credit Facility, we incurred deferred financing costs of approximately $6,752,000 that are being amortized over the terms of the debt agreements. The unamortized balance of these costs was $2,024,000 as of December 28, 2003.

Based on the borrowing rates currently available for debt with similar terms and maturities, the approximate fair market value of our long-term debt was as follows (in thousands):

	2003	2002
10.125% Unsecured Senior Notes	$130,559	$123,577
11.25% Unsecured Senior Discount Notes	18,196	25,456

Because our revolving line of credit borrowings bear interest at current market rates, we believe that any related liabilities reflected in the accompanying balance sheets approximated fair market value.

Pursuant to the Notes, the Discount Notes and the Credit Facility, we are subject to certain restrictions which limit additional indebtedness. Additionally, among other restrictions, the Credit Facility limits our capital expenditures and requires us to maintain specified financial ratios, including limits on interest expense and indebtedness compared to earnings before interest, taxes, depreciation and amortization. At December 28, 2003, we were in compliance with all such requirements. A continuing default under the Credit Facility could result in a default under the Notes and the Discount Notes. In the event of such a default and under certain circumstances, the trustee or the holders of the Notes or the Discount Notes could then declare the respective notes due and payable immediately.

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

We are a wholly owned subsidiary of RHC. The common shares of RHC not owned by Mr. Smith are subject to an option to require RHC to redeem the shares at any time after December 22, 2004 at fair market value (the “Put”). As of December 28, 2003, these shares represented 30% of the outstanding common stock of RHC. As of December 28, 2002, the estimated fair market value of the Put was approximately $9,000,000. RHC has a management fee agreement dated as of December 22, 1999, with BancBoston Ventures, Inc. (BBV) whereby BBV provides certain consulting services to RHC. In consideration for these services, a fee of $250,000 accrues annually and is payable by RHC on December 22, 2004.

Scheduled annual principal maturities of long-term debt for the five years subsequent to December 28, 2003, are as follows:

Amount
2004	$—
2005	—
2006	—
2007	130,000
2008	18,009
Thereafter	—

$148,009

No interest expense was capitalized in connection with our construction activities during 2003. Interest expense capitalized equaled approximately $28,000 and $159,000 for the years ended December 29, 2002 and December 30, 2001, respectively.

(9) INCOME TAXES:

We file a consolidated Federal income tax return with RHC. For state purposes, each subsidiary generally files a separate return.

The following is a summary of the components of the (benefit from)/provision for income taxes for the past three years (in thousands):

	2003	2002	2001
Current:
Federal	$1,801	$1,957	$707
State and local	338	194	286

	2,139	2,151	993

Deferred:
Federal	(1,577)	(2,252)	(1,688)
State and local	191	(78)	(212)

	(1,386)	(2,330)	(1,900)

	$753	$(179)	$(907)

A reconciliation of the statutory Federal income tax rate to the Company’s effective income tax rate is as follows:

	2003	2002	2001
Federal	34.2%	34.2%	34.2%
Federal income tax credits	(25.2)	(54.1)	63.6
State income taxes, net of Federal taxes	4.0	3.7	2.8
Amortization of goodwill	—	—	(26.4)
State deferred tax rate changes	2.6	—	—
Nondeductible expenses and other	1.9	7.2	(17.6)

	17.5%	(9.0)%	56.6%

The following is a summary of the significant components of our deferred tax position (in thousands):

	2003		2002
	Current	Noncurrent	Current	Noncurrent
Capital leases	$188	$34	$260	$47
Inventory	301	—	251	—
Accrued expenses and reserves	1,675	398	1,356	161
Property and equipment	—	9,936	—	9,072
State net operating loss	—	1,160	—	857
Deferred compensation and other	55	1,093	229	1,214

	2,219	12,621	2,096	11,351
Valuation allowance	—	(1,933)	—	(1,770)

Deferred tax assets	2,219	10,688	2,096	9,581

Intangibles and other	—	(1,591)	—	(1,747)

Deferred tax liabilities	—	(1,591)	—	(1,747)

	$2,219	$9,097	$2,096	$7,834

(10) RELATED PARTY TRANSACTIONS:

During 2003, 2002 and 2001, FICC purchased certain food products from Foxtail for which we were paid approximately $322,000, $463,000 and $618,000, respectively. We believe that the prices paid to us for these products were no less favorable than the prices that would have been paid for the same products by a non-affiliated party in an arm’s length transaction.

FICC leases certain land, buildings and equipment from us. During 2003 and 2002, lease and sublease income was $79,000. During 2001, lease and sublease income was $254,000. We believe that the terms of the lease are no less favorable to us than could be obtained if the transaction was entered into with an unaffiliated third party.

In 1999, TRC Realty LLC leased an aircraft for use by both FICC and TRC. The operating lease on this aircraft was terminated during the third quarter of 2003. During the lease, we shared with FICC the cost of TRC Realty LLC’s generally fixed expenses. In addition, FICC and TRC incured actual variable usage costs. Total expenses reimbursed by FICC for the fiscal years 2003, 2002 and 2001 were $304,000, $448,000 and $595,000, respectively.

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

During 2000, we entered into a separate agreement to guarantee fifty percent of borrowings up to a total guarantee of $1,500,000 for use by a franchisee to remodel and upgrade existing restaurants. As of December 28, 2003 and December 29, 2002, there were $3,000,000 in borrowings outstanding under this agreement of which $1,500,000 was guaranteed by us.

The majority of our franchise revenues are generated from franchisees owning individually less than five percent of total franchised restaurants, and, therefore, the loss of any one of these franchisees would not have a material impact on our results of operations. As of December 28, 2003, three franchisees owned 92 of the 337 restaurants franchised by us. During 2003, we earned net royalties and license fees of approximately $2,473,000, $1,571,000 and $1,592,000 from these franchisees. While the exit of one of these franchisees from the system would have a material impact on our revenues, such an occurrence would not in itself impair our ability to maintain our operations.

Our predecessors entered into arrangements with several different parties which have reserved territorial rights under which specified payments are to be made by us based on a percentage of gross sales from certain restaurants and for new restaurants opened within certain geographic regions. During 2003, we paid an aggregate amount of $2,670,000 under such arrangements. Three such agreements are currently in effect. Of these, one expires in the year 2075, one is subject to ongoing negotiations and the remaining agreement remains in effect as long as we operate Perkins Restaurants and Bakeries in certain states.

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

(12) LONG-TERM INCENTIVE PLANS:

Effective January 1, 1999, we established a Deferred Compensation Plan under which our officers and key employees may defer specified percentages of their salaries, annual incentives and long-term compensation payments. We also make matching contributions of the lesser of 3% of eligible compensation or $6,000. Amounts deferred are excluded from the participants’ taxable income and are held in trust with a bank, where the funds are invested at the direction of each participant. As of December 28, 2003, $3,529,000 is held in trust under the plan and is included in other long-term assets and liabilities in the accompanying consolidated balance sheets. We made matching contributions of $203,000, $234,000 and $242,000 for 2003, 2002 and 2001, respectively.

Investment income on the invested funds is taxable to us, and we are eligible for a tax deduction for compensation expense when the funds are distributed to the participants at retirement, cessation of employment or other specified events.

We established a Performance Unit Grant Plan under which a select group of key employees may receive awards of Performance Units based on financial performance criteria established by the Board of Directors at the time of grant. The Performance Unit Grant Plan is designed to retain and reward selected key employees by tying Performance Unit valuation to our growth valuation criteria. Each award is payable in cash and vests over a 3 year period at 33.3% per year. Upon exercise, up to 50% of vested award values may be transferred to the participant’s Deferred Compensation Plan account. Unexercised awards expire on the tenth anniversary of grant. We paid $82,000 in 2003, no awards in 2002 and $137,000 in 2001.

Our Supplemental Executive Retirement Income Plan (the “SERP”) was established on July 1, 1999. Under the SERP, a contribution is made each year on behalf of one of our executives. The executive immediately vests in 33.3% of the contribution while vesting in the remaining 66.7% is discretionary based on the attainment of certain performance criteria. We contributed $82,000, $123,000 and $123,000 for 2003, 2002 and 2001, respectively. This executive retired from the Company at the end of 2003. Subsequently, we have paid $358,000 in final distributions under the plan.

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

Participants may elect to defer from 1% to 15% of their annual eligible compensation subject to Internal Revenue Code (“IRC”) regulated maximums. We may make a matching contribution equal to a percentage of the amount deferred by the participant or a specified dollar amount as determined each year by the Board of Directors. During 2003, 2002 and 2001, we elected to match contributions at a rate of 25% up to the first 6% deferred by each participant. Our matching contributions to the Plan for each of the years 2003, 2002 and 2001 were $474,000, $517,000 and $482,000, respectively.

Participants are always 100% vested in their salary deferral accounts and qualified rollover accounts. Vesting in the employer matching account is based on qualifying Years of Service. A participant vests 60% in the employer matching account after three years, 80% after four years and 100% after five years.

(14) ASSET WRITE-DOWNS:

During 2003, we determined that impairment existed with respect to two company owned restaurants. This determination was made based on our projections that the future cash flows of these restaurants would not exceed the present carrying value of the assets. Accordingly, we recorded an impairment charge of approximately $455,000 to adjust the assets of these restaurants to net realizable value.

During 2002, we determined that impairment existed with respect to the two Sage Hen Café restaurants and to two company owned restaurants. This determination was made based on our projections that the future cash flows of these restaurants would not exceed the present carrying value of the assets. Accordingly, we recorded an impairment charge of approximately $2,666,000 to adjust the assets of these restaurants to net realizable value.

During 2001, we wrote down the carrying value of three properties to their estimated fair values. One of these properties was sold in January 2002. Operations at one of the properties were discontinued on December 30, 2001, and this property was subsequently sold during 2002. We currently have no plans to discontinue operations of the third property. As required under SFAS No. 121, the carrying amounts of the assets associated with these restaurant properties were written down to their estimated fair market values based on our experience in negotiating disposals of similar under-performing properties. Additionally, we wrote off the carrying amount of certain intangibles related to the future royalty income of franchised restaurants we acquired in December 2001. The resulting non-cash charges related to these write-downs and write-offs reduced 2001 pre-tax income by $1,467,000.

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

The following presents revenues and other financial information by business segment (in thousands):

2003:

	Restaurants	Franchise	Manufacturing	Other	Totals
Revenues from external customers	$276,860	$21,336	$34,142	$304	$332,642
Intersegment revenues	—	—	9,801	—	9,801
Interest expense, net	—	—	—	16,388	16,388
Depreciation and amortization	14,167	—	921	2,744	17,832
Segment profit (loss)	21,459	18,623	8,210	(44,764)	3,528
Segment assets	109,931	4,089	14,452	67,850	196,322
Goodwill	14,037	12,998	—	—	27,035
Expenditures for segment assets	7,599	—	1,107	1,034	9,740

2002:

	Restaurants	Franchise	Manufacturing	Other	Totals
Revenues from external customers	$281,323	$21,752	$33,933	$2,150	$339,158
Intersegment revenues	—	—	9,689	—	9,689
Interest expense, net	—	—	—	17,908	17,908
Depreciation and amortization	15,849	180	1,002	4,163	21,194
Segment profit (loss)	25,426	18,329	7,901	(49,489)	2,167
Segment assets	118,480	5,459	12,378	62,367	198,684
Goodwill	14,037	12,998	—	—	27,035
Expenditures for segment assets	12,414	—	389	615	13,418

2001:

	Restaurants	Franchise	Manufacturing	Other	Totals
Revenues from external customers	$273,512	$22,260	$33,342	$1,390	$330,504
Intersegment revenues	—	—	9,514	—	9,514
Interest expense, net	—	—	—	18,197	18,197
Depreciation and amortization	16,036	225	959	6,222	23,442
Segment profit (loss)	21,956	18,515	7,803	(48,970)	(696)
Segment assets	130,517	5,579	11,838	63,030	210,964
Goodwill	14,037	12,998	—	—	27,035
Expenditures for segment assets	26,233	—	821	625	27,679

We evaluate the performance of our segments based primarily on operating profit before corporate general and administrative expenses, interest expense, amortization of goodwill and income taxes.

Assets included in the Other operating segment primarily include cash, corporate accounts receivable and deferred taxes.

A reconciliation of other segment loss is as follows (in thousands):

	2003	2002	2001
General and administrative expenses	$24,160	$25,800	$26,317
Depreciation and amortization expenses	2,744	4,163	6,222
Asset write-down	455	2,666	1,467
Lease termination	761	—	—
Provision for (Benefit from) disposition of assets, net	336	(493)	(1,093)
Interest expense	16,388	17,908	18,197
Provision for (Benefit from) income taxes	753	(179)	(907)
Other	(833)	(376)	(1,233)

	$44,764	$49,489	$48,970

(16) ACQUIRED RESTAURANT OPERATIONS:

Effective December 1, 2003, we leased two restaurants from a franchisee in Florida for a period of five years. These restaurants’ operations for the last four-week period of 2003 are included in the accompanying financial statements. Also effective December 1, 2003, we entered into a management contract to operate one franchisee restaurant located in Florida for a period of one year. In accordance with the contract, we will operate the store and are responsible for the profit or loss generated by the store. This contract did not meet the accounting requirements for consolidation into our financial statements. Therefore, only our management fee income or expense related to this restaurant’s profit or loss is recorded in the Franchise segment of our financial statements.

Prior to December 3, 2001, we leased or subleased eight restaurant properties to a franchisee in Denver, Colorado. The franchisee operated an additional three restaurants leased from unrelated third parties. In the third quarter of 2001, the franchisee was in default under the franchise license agreements on its eleven properties and in default under its leases with us. Two of the restaurants leased from third parties and one of the properties owned by us were closed subsequent to the end of the third quarter. We earned royalty revenues from this franchisee totaling $575,000 in 2001. Additionally, we earned lease and sublease income from the eight properties it controlled totaling $591,000 in 2001.

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

(17) ASSET DISPOSITIONS:

During 2003, we recorded a net loss of $336,000 related to the disposition of assets. This amount includes a loss of $190,000 on the disposal of assets related to the lease termination of the corporate aircraft and a loss of approximately $95,000 related to the disposition of automobiles in conjunction with amending our corporate fleet automobile program.

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

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America consistently applied, in all material respects, and reflect estimates and judgments by management where necessary.

We maintain a system of internal accounting control that is adequate to provide reasonable assurance that transactions are executed and recorded in accordance with management’s authorization and that assets are safeguarded. The Board of Directors reviews the adequacy of our internal accounting controls.

PricewaterhouseCoopers LLP, independent auditors, performs a separate independent audit of the financial statements. This includes an assessment of selected internal accounting controls to determine the nature, timing and extent of audit tests and other procedures they deem necessary to express an opinion on the fairness of the financial statements.

Report of Independent Auditors

To the Board of Directors
of The Restaurant Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholder’s investment and of cash flows present fairly, in all material respects, the financial position of The Restaurant Company and subsidiaries (the “Company”) at December 28, 2003 and December 29, 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The Company’s consolidated financial statements as of December 30, 2001, and for the year then ended, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated March 26, 2002.

As discussed in Notes 2 and 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, goodwill and Other Intangible Assets, in 2002.

/s/ PricewaterhouseCoopers LLP

March 19, 2004, except as to the third paragraph of Note 8, for which the date is March 25, 2004

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

THE RESTAURANT COMPANY AND SUBSIDIARIES
QUARTERLY FINANCIAL INFORMATION

(UNAUDITED)
(In Thousands)

2003 (b)	Revenues	Gross Profit(a)	Net Income (Loss)
1st Quarter	$99,989	$19,716	$(57)
2nd Quarter	77,624	16,717	1,438
3rd Quarter	77,044	16,599	1,176
4th Quarter	77,985	15,600	971

	$332,642	$68,632	$3,528

2002 (b)	Revenues	Gross Profit(a)	Net Income (Loss)
1st Quarter	$105,012	$22,264	$629
2nd Quarter	78,088	17,718	850
3rd Quarter	78,205	17,808	1,692
4th Quarter	77,853	15,582	(1,004)

	$339,158	$73,372	$2,167

(a)	Represents total revenues less cost of sales.

(b)	Effective January 1, 2001, we converted our financial reporting from a calendar year basis to thirteen four-week periods ending on the last Sunday in December. The first quarter includes four four-week periods. The second, third and fourth quarters include three four-week periods.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of December 28, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 28, 2003.

PART III

Item 10. Directors and Executive Officers of the Registrant.

(a) Directors and Executive Officers of the Registrant

The following individuals are currently serving as directors and executive officers of TRC:

Name	Age	Position with TRC
Donald N. Smith	63	Chairman of the Board and Chief Executive Officer
Richard A. Meringolo	41	Director
Hollis W. Rademacher	68	Director
Joseph F. Trungale	62	Director, President and Chief Operating Officer
Michael P. Donahoe	53	Director, Executive Vice President and Chief Financial Officer
James F. Barrasso	53	Executive Vice President, Foodservice Development

Donald N. Smith

Donald N. Smith has been the Chairman of the Board and Chief Executive Officer of TRC since our organization in November 1985 and has been Chairman of the Board and Chief Executive Officer of RHC since its organization in December 1999. Mr. Smith served as Chief Operating Officer of TRC from September 1998 through November 2002 and was previously the Chief Operating Officer from November 1985 through November 1988. Mr. Smith has also served as Director of TRC Realty LLC since December 1999. In August 2000, Mr. Smith was elected a Director and President of TRCM. Mr. Smith also has been the Chairman of the Board of FICC since October 1988 and was Chief Executive Officer of FICC from November 1989 to February 2003.

Richard A. Meringolo

Richard A. Meringolo was elected a Director of TRC and RHC in May 2003. Since August 2002, Mr. Meringolo has been a Managing Director of BancBoston Capital. From January 2001 until August 2002, he was a Director, Portfolio Administration of the Middle Market Buyout Group of BancBoston Capital; from July 1998 through December 2000, he held various positions in several debt capital market divisions of FleetBoston Finance Group.

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

Joseph F. Trungale

Joseph F. Trungale was appointed President and Chief Operating Officer and was elected as a Director of the Company on March 4, 2004. Previously, Mr. Trungale was Chief Executive Officer and Director of VICORP Restaurants, Inc. from November 1999 through March 2003, after serving as the President of the Bakers Square concept since August 1998. From July 1997 through August 1998, Mr. Trungale served in various positions with operational responsibility over VICORP’s Bakers Square restaurants. From September 1995 through July 1997, Mr. Trungale operated a family-owned real estate business. For eight years preceding that, he was Vice President of Operations for Whataburger, Inc.

Michael P. Donahoe

Michael P. Donahoe has been Director, Executive Vice President and Chief Financial Officer of TRC since September 2002 and of RHC since February 2003. Since February 2003, he has also been Vice President and Treasurer of TRC Realty, LLC; Director, Vice President and Treasurer of TRCM; and Director, Vice President and Treasurer of Perkins Finance Corporation. Prior to joining TRC, Mr. Donahoe was Senior Vice President and Chief Financial Officer of Shoney’s Restaurant Division, from 2000 to 2002 and Senior Vice President, Finance of Cracker Barrel Old Country Store, from 1999 to 2000. Mr. Donahoe also served in various senior financial positions within TRC, Perkins Restaurants, Inc., Perkins Management Company, Inc. and Friendly Holding Company from 1986 through 1999.

James F. Barrasso

James F. Barrasso has been Executive Vice President, Foodservice Development of TRC since February 1999. For more than two years prior, he was Vice President, Foodservice Development for TRC. Mr. Barrasso has served in various executive positions with TRC since September 1983.

(b) Code of Ethics

We have adopted The Restaurant Company Code of Business Conduct (the “Code”) that provides written standards that are reasonably designed to deter wrongdoing and to promote honest and ethical conduct; full, fair, accurate, timely and understandable public communications or filings; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code to an appropriate person identified within the Code; and accountability for adherence to the Code. All manager level employees and above are required annually to sign an acknowledgement that they are in compliance with the standards outlined in the Code. A copy of the Code is provided as an exhibit herein.

Item 11. Executive Compensation.

The following table summarizes all compensation paid or accrued for services rendered to the Company in all capacities during each of the three years in the period ended December 28, 2003 with respect to the Chief Executive Officer and the four most highly compensated executive officers whose total annual salary and bonus exceeded $100,000.

		Annual Compensation
				All Other
Principal Position	Year	Salary	Bonus	Compensation
Donald N. Smith	2003	$535,326	$—	$—
Chairman & Chief	2002	525,795	225,615	—
Executive Officer	2001	505,480	237,988	—

Don M. McComas (2)	2003	$321,565	$—	$304,548	(3)(5)
President & Chief	2002	35,838	—	—
Operating Officer	2001	—	—	—

Michael P. Donahoe	2003	$246,077	$—	$176,813	(1)(3)
Exec. Vice President &	2002	55,906	—	—
Chief Financial Officer	2001	—	—	—

James F. Barrasso	2003	$212,242	$25,182	$6,000	(1)
Exec. Vice President,	2002	216,035	20,000	6,000	(1)
Foodservice Development	2001	207,410	—	5,200	(1)

Jack W. Willingham	2003	$218,300	$—	$87,343	(4)
Exec. Vice President	2002	212,242	—	128,500	(4)
Restaurant Development	2001	207,410	—	127,700	(4)

(1)	Includes Perkins’ matching contributions allocated to the named executive officers under the Perkins Retirement Savings Plan and the Deferred Compensation Plan.

(2)	The Company no longer employs Mr. McComas.

(3)	Includes relocation costs paid by TRC for $151,403 on behalf of Mr. McComas and for $170,091 on behalf of Mr. Donahoe.

(4)	Mr. Willingham is eligible for benefits payable annually after retirement through a supplemental defined contribution retirement plan agreement between the Company and Mr. Willingham. The total amount available to be contributed to such plan on his behalf each year is $122,500. $40,833 is guaranteed with the remaining $81,667 being discretionary subject to Mr. Willingham meeting specific performance goals set by Mr. Smith. The contribution on Mr. Willingham’s behalf was $81,666 for fiscal 2003 and $122,500 for fiscal 2002 and 2001. In addition, Mr. Willingham received matching contributions to the Perkins Retirement Savings Plan and Deferred Compensation Plan of $5,677 in 2003, $6,000 in 2002 and $5,200 in 2001. Mr. Willingham retired from the Company on December 31, 2003. In January 2004, the Company paid Mr. Willingham $358,391 as a final distribution related to the assets accumulated in the retirement plan.

(5)	Includes $153,145 related to the separation agreement between the Company and Mr. McComas.

Compensation of Directors.

Hollis W. Rademacher is paid $2,500 for each Board Meeting of TRC he attends. Mr. Rademacher was paid for four meetings of the board in 2003. No other Directors are compensated for their services as such.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners.

The following table sets forth the number of shares beneficially owned indirectly on March 26, 2004 by BancBoston Ventures, Inc.

		Amount and
		Nature of
		Beneficial	Percent
Title of Class	Name of Beneficial Owner	Ownership	of Class
Common Stock	BancBoston Ventures, Inc.	2,267 (1)	21.0%
	100 Federal Street
	Boston, MA 02110

(1) Owned indirectly through BancBoston Ventures, Inc.’s ownership of RHC, the sole shareholder of TRC.

(b) Security ownership of management.

The following table sets forth the number of shares beneficially owned either directly or indirectly on March 26, 2004 by all directors and the executive officers named in the Executive Compensation Table above, including all directors and officers as a group:

		Amount and	Percent
		Nature of	of Class
		Beneficial	(* less
Title of Class	Name of Beneficial Owner	Ownership	than 1%)
Common Stock	Donald N. Smith	7,574 (1)	70.0%
Common Stock	Richard A. Meringolo	2,267 (2)	21.0%
Common Stock	Hollis W. Rademacher	5 (3)	*

(1)	Beneficially owned by Mr. Smith through two family trusts owning seventy percent of the common stock of RHC, the sole shareholder of TRC.

(2)	Owned by BancBoston Ventures, Inc. indirectly through its ownership of RHC. Mr. Meringolo is a Managing Director of BancBoston Capital.

(3)	Owned indirectly through RHC.

(c) Securities Authorized for Issuance Under Equity Compensation Plans.

TRC has no equity compensation plans.

Item 13. Certain Relationships and Related Transactions.

(a) Transactions with Management and Others.

During 2003 and 2002, FICC purchased certain food products from Foxtail for which we were paid approximately $322,000 and $463,000, respectively. We believe that the prices paid to us for these products were no less favorable than the prices that would have been paid for the same products by a non-affiliated party in an arm’s length transaction.

FICC leases certain land, buildings and equipment from us. During 2003 and 2002, lease and sublease income was $79,000. We believe that the terms of the lease are no less favorable to us than could be obtained if the transaction was entered into with an unaffiliated third party.

In 1999, TRC Realty LLC leased an aircraft for use by both FICC and TRC. The operating lease on this aircraft was terminated during the third quarter of 2003. During the lease, we shared with FICC the cost of TRC Realty LLC’s generally fixed expenses. In addition, FICC and TRC incurred actual variable usage costs. Total expenses reimbursed by FICC for the fiscal years 2003 and 2002 was $304,000 and $448,000, respectively.

(b) Indebtedness of Management.

In conjunction with recruiting Don M. McComas to the Company, Mr. McComas was allowed to borrow up to $100,000 from the Company. At December 29, 2002, Mr. McComas had an outstanding loan balance of $36,000. During the first quarter of 2003, Mr. McComas borrowed an additional $64,000. The entire balance was paid during the second quarter of 2003. The Company no longer employs Mr. McComas.

In June 2000, James F. Barrasso, Executive Vice President, Foodservice Development, borrowed $65,000 from us with interest at the prime rate. In December 2002, Mr. Barrasso paid $6,000 of principal on the outstanding loan balance. In January 2003, Mr. Barrasso paid $20,000 of principal on the outstanding loan balance. In February 2003, Mr. Barrasso paid an additional $3,310 of principal on the outstanding loan balance. At December 28, 2003, the outstanding principal balance was $35,690.

Item 14. Principal Accountant Fees And Services.

The following table sets forth fees for services PricewaterhouseCoopers LLP provided to the Company during fiscal 2003 and 2002:

	2003	2002
Audit fees	$162,000	$196,300
Tax fees(1)	5,000	8,000

Total	$167,000	$204,300

(1)	Represents fees primarily related to review of the Company’s federal income tax return.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	1.	Financial Statements (including related Notes to Financial Statements) filed as part of this report are listed below:

		Report of Independent Auditors.
		Consolidated Statements of Operations for the Years Ended December 28, 2003, December 29, 2002 and December 30, 2001.
		Consolidated Balance Sheets at December 28, 2003 and December 29, 2002.
		Consolidated Statements of Stockholder’s Investment for the Years Ended December 28, 2003, December 29, 2002 and December 30, 2001.
		Consolidated Statements of Cash Flows for the Years Ended December 28, 2003, December 29, 2002 and December 30, 2001.

	2.	The following Financial Statement Schedules for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 are included:

No.
Report of Independent Auditors on Schedule.
II.	Valuation and Qualifying Accounts.

Schedules I, III, IV and V are not applicable and have therefore been omitted.

3.	Exhibit:

Exhibit No.
3.1	Certificate of Incorporation of The Restaurant Company. (Filed as Exhibit 3.1 to The Restaurant Company’s Registration Statement on Form S-4, Registration No. 333-57925)

3.2	By-Laws of The Restaurant Company. (Filed as Exhibit 3.2 to The Restaurant Company’s Registration Statement on Form S-4, Registration No. 333-57925)

3.3	Amendment to Certificate of Incorporation of RHC. (Filed as Exhibit 3 to The Restaurant Company’s report on Form 8-K on January 3, 2000)

4.1	Indenture dated as of May 18, 1998 among the Issuer and the Trustee named therein. (Filed as Exhibit 4.1 to The Restaurant Company’s Registration Statement on Form S-4, Registration No. 333-57925)

4.2	Form of 11 1/4% Series B Senior Discount Notes due 2008 (included in Exhibit 4.1). (Filed as Exhibit 4.2 to The Restaurant Company’s Registration Statement on Form S-4, Registration No. 333-57925)

4.3	Joinder and Amendment No. 2 dated as of December 22, 1999 to Credit Agreement dated as of December 22, 1997. (Filed as Exhibit 4 to The Restaurant Company’s report on Form 8-K on January 3, 2000)

10.1	Guaranty by Perkins Restaurant and Bakery, L.P. and Perkins Restaurant and Bakery Operating Company, L.P. in favor of BancBoston Leasing, Inc. dated as of May 1, 1994. (Filed as Exhibit 10.1 to The Restaurant Company’s Amendment No. 1 to the Registration Statement on Form S-4, Registration No. 333-57925)

10.2	Guaranty dated July 5, 1995 among Perkins Restaurants Operating Company, L.P. and BancBoston Leasing, Inc. (Filed as Exhibit 10.2 to The Restaurant Company’s Amendment No. 1 to the Registration Statement on Form S-4, Registration No. 333-57925)

10.3	Revolving Credit Agreement, by and among Perkins Restaurant and Bakery, L.P., The Restaurant Company, Perkins Restaurants, Inc., Perkins Finance Corp., BankBoston, N.A. and other financial institutions and BankBoston N.A., as Agent and Administrative Agent with NationsBank, N.A. as Syndication Agent and BancBoston Securities, Inc. as Arranger dated as of December 22, 1997. (Filed as Exhibit 10.3 to The Restaurant Company’s Amendment No. 1 to the Registration Statement on Form S-4, Registration No. 333-57925)

10.4	Registration Rights Agreement dated as of May 18, 1998 among the Issuer and the Initial Purchasers named therein. (Filed as Exhibit 10.4 to The Restaurant Company’s Registration Statement on Form S-4, Registration No. 333-57925)

10.5	10 1/8% Senior Notes Indenture dated as of December 22, 1997 among Perkins Restaurant and Bakery, L.P., Perkins Finance Corp. and the Trustee named therein. (Filed as Exhibit 10.5 to The Restaurant Company’s Amendment No. 1 to the Registration Statement on Form S-4, Registration No. 333-57925)

10.6	Form of 10 1/8% Senior Notes due 2007 (included in Exhibit 10.5). (Filed as Exhibit 10.6 to The Restaurant Company’s Amendment No. 1 to the Registration Statement on Form S-4, Registration No. 333-57925)

10.7(a)	Lease agreement between TRC Realty LLC and General Electric Capital Corporation dated November 9, 1999 for an aircraft and related guaranty. (Filed as Exhibit 10.1 to The Restaurant Company’s 1999 Third Quarter Report on Form 10-Q)

10.8	Reimbursement Agreement between TRC Realty LLC and Friendly Ice Cream Corporation for use of a leased plane. (Filed as Exhibit 10.8 to The Restaurant Company’s Amendment No. 1 to the Registration Statement on Form S-4, Registration No. 333-57925)

10.9	Revolving Loan Note made by Donald N. Smith payable to the order of The Restaurant Company dated July 20, 1998, providing for a loan of up to $1,500,000. (Filed as Exhibit 10.9 to The Restaurant Company’s Amendment No. 1 to the Registration Statement on Form S-4, Registration No. 333-57925)

10.10	Amendment No. 4 to Revolving Credit Agreement, by and among The Restaurant Company, Fleet National Bank and other lending institutions, Fleet National Bank as agent and administrative agent and Bank of America, N.A. as syndication agent. (Filed as Exhibit 10.10 to The Restaurant Company’s 2001 Third Quarter Report on Form 10-Q)

10.11	First Amendment to Lease Agreement between Crescent Forum Partnership, an Arkansas general partnership and The Restaurant Company (Filed as Exhibit 10.11 to The Restaurant Company’s 2002 Annual Report on Form 10-K)

10.12	Amendment No. 5 to Revolving Credit Agreement, by and among The Restaurant Company, Fleet National Bank and other lending institutions, Fleet National Bank as agent and administrative agent and Bank of America, N.A. as syndication agent (Filed as Exhibit 10.12 to The Restaurant Company’s 2003 First Quarter Report on Form 10-Q)

10.13	Amendment No. 6 to Revolving Credit Agreement, by and among The Restaurant Company, Fleet National Bank and other lending institutions, Fleet National Bank as agent and administrative agent and Bank of America, N.A. as syndication agent.*

14.1	The Restaurant Company Code of Business Conduct*

21	Subsidiaries of the Registrant. (Filed as Exhibit 21 to The Restaurant Company’s Amendment No. 1 to the Registration Statement on Form S-4, Registration No. 333-57925)

24	Power of Attorney (Included on Page 11-12). (Filed as Exhibit 24 to The Restaurant Company’s Amendment No. 1 to the Registration Statement on Form S-4, Registration No. 333-57925)

31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302*

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302*

99.1	Stockholder’s Agreement dated as of December 22, 1999, among RHC, BBV and DNS. (Filed as Exhibit 99 to The Restaurant Company’s report on Form 8-K filed on January 3, 2000)

99.2	Letter of Registrant pursuant to Temporary Note 3T to Article 3 of Regulation S-X. (Filed as Exhibit 99.2 to The Restaurant Company’s 2001 Annual Report on Form 10-K)

*	Filed Herewith.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed by The Restaurant Company during the fourth quarter of 2003.

[Intentionally Left Blank]

Trademark Notice.

The following trademarks are used in this report to identify products and services of The Restaurant Company: Perkins, Perkins Family Restaurant, Perkins Restaurant and Bakery, Perkins Family Restaurant and Bakery and Perkins Bakery.

[Intentionally Left Blank]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized, on this the 26th day of March 2004.

THE RESTAURANT COMPANY
By:	/s/ Donald N. Smith
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on this the 26th day of March 2004.

Signature	Title
/s/ Donald N. Smith Donald N. Smith	Chairman of the Board, Chief Executive Officer (Principal Executive Officer)
/s/ Richard A. Meringolo Richard A. Meringolo	Director
/s/ Hollis W. Rademacher Hollis W. Rademacher	Director
/s/ Michael P. Donahoe Michael P. Donahoe	Director, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Report of Independent Auditors on
Financial Statement Schedule

To the Board of Directors
of The Restaurant Company:

Our audits of the consolidated financial statements referred to in our report dated March 19, 2004, except as to the third paragraph of Note 8, for which the date is March 25, 2004 included in this Form 10-K of The Restaurant Company and subsidiaries also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

March 19, 2004, except as to the third paragraph of Note 8, for which the date is March 25, 2004

SCHEDULE II

THE RESTAURANT COMPANY
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Column A	Column B	Column C		Column D		Column E

		Additions

	Balance at	Charged	Charged	Deductions		Balance
	Beginning of	to Costs &	to Other	from		at Close
Description	Period	Expenses	Accounts	Reserves		of Period

FISCAL YEAR ENDED DECEMBER 28, 2003
Allowance for Doubtful Accounts	$1,174	$552	$—	$(723	)(a)	$1,003

Reserve for Disposition of Assets	$156	$—	$—	$—		$156

FISCAL YEAR ENDED DECEMBER 29, 2002
Allowance for Doubtful Accounts	$1,115	$498	$—	$(439	)(a)	$1,174

Reserve for Disposition of Assets	$156	$—	$—	$—		$156

FISCAL YEAR ENDED DECEMBER 30, 2001
Allowance for Doubtful Accounts	$818	$484	$—	$(187	)(a)	$1,115

Reserve for Disposition of Assets	$156	$—	$—	$—		$156

(a)	Represents uncollectible accounts written off, net of recoveries, and net costs associated with direct financing sublease receivables for which a reserve was established.

S-1