Form 10-Q
period 2004-04-18
RESTAURANT CO
filed 2004-06-02
CIK 1047040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 18, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands)

	Sixteen Weeks Ended	Sixteen Weeks Ended
	April 18, 2004	April 20, 2003
REVENUES:
Food sales	$98,755	$93,732
Franchise and other revenue	6,362	6,257

Total Revenues	105,117	99,989

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	28,237	26,439
Labor and benefits	34,474	33,870
Operating expenses	20,026	19,964
General and administrative	10,194	8,917
Depreciation and amortization	5,165	5,760
Interest, net	4,928	5,270
Provision for disposition of assets	363	2
Asset write-down	446	—
Other, net	(158)	(162)

Total Costs and Expenses	103,675	100,060

Income (loss) before income taxes	1,442	(71)
(Provision for) benefit from income taxes	(488)	14

NET INCOME (LOSS)	$954	$(57)

The accompanying notes are an integral part of these consolidated statements.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	April 18,
	2004	December 28,
	(Unaudited)	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,834	$4,962
Restricted cash	5,655	4,808
Receivables, less allowance for doubtful accounts of $1,041 and $1,003	9,855	10,647
Inventories, at the lower of first-in, first-out cost or market	6,446	6,199
Prepaid expenses and other current assets	2,054	1,597
Deferred income taxes	2,219	2,219

Total current assets	37,063	30,432

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation and amortization	115,775	118,848
GOODWILL	27,035	27,035
INTANGIBLE ASSETS, net of accumulated amortization of $5,462 and $5,265	3,856	4,053
DEFERRED INCOME TAXES	9,097	9,097
OTHER ASSETS	6,658	6,857

	$199,484	$196,322

The accompanying notes are an integral part of these consolidated balance sheets.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par and Share Amounts)

	April 18,
	2004	December 28,
	(Unaudited)	2003
LIABILITIES AND STOCKHOLDER’S INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$370	$466
Accounts payable	8,336	11,133
Franchise advertising contributions	3,966	4,093
Accrued expenses	26,101	21,164

Total current liabilities	38,773	36,856

CAPITAL LEASE OBLIGATIONS, less current maturities	821	869
LONG-TERM DEBT	148,009	148,009
OTHER LIABILITIES	7,643	7,299
STOCKHOLDER’S INVESTMENT:
Common stock, $.01 par value, 100,000 shares authorized, 10,820 issued and outstanding	1	1
Other comprehensive income	37	42
Accumulated earnings	4,200	3,246

Total stockholder’s investment	4,238	3,289

	$199,484	$196,322

The accompanying notes are an integral part of these consolidated balance sheets.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Sixteen Weeks Ended	Sixteen Weeks Ended
	April 18, 2004	April 20, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$954	$(57)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,165	5,760
Accretion of Senior Discount Notes	—	7
Other non-cash income and expense items	223	135
Provision for disposition of assets	363	2
Asset write-down	446	—
Net changes in operating assets and liabilities	1,531	1,440

Total adjustments	7,728	7,344

Net cash provided by operating activities	8,682	7,287

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(3,197)	(2,169)
Proceeds from sale of assets held for disposition	486	10
Payments on notes receivable	45	201

Net cash used in investing activities	(2,666)	(1,958)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	—	(2,000)
Principal payments under capital lease obligations	(144)	(200)

Net cash used in financing activities	(144)	(2,200)

Net increase in cash and cash equivalents	5,872	3,129

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	4,962	5,813

Balance, end of period	$10,834	$8,942

The accompanying notes are an integral part of these consolidated statements.

THE RESTAURANT COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Organization

The Restaurant Company (the “Company,” “Perkins,” or “TRC”) is a wholly-owned subsidiary of The Restaurant Holding Corporation (“RHC”). TRC conducts business under the name “Perkins Restaurant and Bakery”. TRC is also the sole stockholder of TRC Realty LLC, The Restaurant Company of Minnesota and Perkins Finance Corp. RHC’s principal stockholders are Donald N. Smith (“Mr. Smith”), TRC’s Chairman and Chief Executive Officer, and BancBoston Ventures, Inc. (“BBV”). Mr. Smith is also the Chairman of Friendly Ice Cream Corporation (“FICC”), which operates and franchises approximately 544 restaurants, located primarily in the northeastern United States.

Basis of Presentation

The accompanying unaudited consolidated financial statements of TRC have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of the operating results. Results of operations for the interim periods are not necessarily indicative of a full year of operations. The notes to the financial statements contained in the 2003 Annual Report on Form 10-K should be read in conjunction with these statements.

Certain prior year amounts have been reclassified to conform to current year presentation.

Accounting Reporting Period

The Company’s fiscal calendar year consists of thirteen four-week periods ending on the last Sunday in December. The first quarter each year will include four four-week periods. The first quarter ended April 18, 2004. The second, third and fourth quarters of 2004 will end on July 11, October 3 and December 26, respectively.

Contingencies

The Company is a party to various legal proceedings in the ordinary course of business. Management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

On June 9, 2000, the Company entered into an agreement to guarantee fifty percent of borrowings up to a total guarantee of $1,500,000 for use by a franchisee to remodel and upgrade existing restaurants. As of April 18, 2004, there was $3,000,000 in borrowings outstanding under this agreement of which the Company guaranteed $1,500,000. The franchisee continues to attempt to refinance the indebtedness, at which time the Company’s obligation under the current agreement would terminate. Under the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, this guarantee has been determined by the Company not to be a variable interest in the franchisee.

Provision for Disposition of Assets and Asset Write-Down

During the first sixteen weeks of 2004, the Company sold one property and recorded a net loss on the sale of approximately $7,000. The Company also entered into a contract to sell one additional property, which is expected to close during the second quarter. Based on the terms of the contract, the Company accrued an estimated loss on the sale of this property of approximately $356,000 in the first quarter.

During the first sixteen weeks of 2004, the Company determined that impairment existed with respect to two Company-operated restaurants. This determination was made based on the Company’s projections that the future cash flows of these restaurants would not exceed the present carrying value of the assets. Accordingly, the Company recorded an impairment charge of $446,000 to adjust the assets of these restaurants to net realizable value.

Supplemental Cash Flow Information

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the sixteen weeks ended April 18 and April 20, consists of the following (in thousands):

	Sixteen Weeks Ended	Sixteen Weeks Ended
	April 18, 2004	April 20, 2003
(Increase) Decrease in:
Receivables	$519	$1,234
Inventories	(247)	(725)
Prepaid expenses and other current assets	(457)	(1,001)
Other assets	198	296
Increase (Decrease) in:
Accounts payable	(2,797)	(5,524)
Accrued expenses	3,970	7,251
Other liabilities	345	(91)

	$1,531	$1,440

Other supplemental cash flow information is as follows (in thousands):

	Sixteen Weeks Ended	Sixteen Weeks Ended
	April 18, 2004	April 20, 2003
Cash paid for interest	$166	$197
Income taxes paid	1,688	75
Income tax refunds received	1	36

Segment Reporting

The following presents revenue and other financial information by business segment for the sixteen weeks ended April 18 and April 20 (in thousands):

	Restaurants	Franchise	Manufacturing	Other	Totals
Sixteen weeks ended April 18, 2004
Revenue from
external customers	$89,092	$6,361	$9,664	$—	$105,117
Intersegment revenue	—	—	2,716	—	2,716
Segment profit (loss)	9,347	5,513	1,658	(15,564)	954
Sixteen weeks ended April 20, 2003
Revenue from
external customers	$84,855	$6,122	$8,877	$135	$99,989
Intersegment revenue	—	—	3,234	—	3,234
Segment profit (loss)	5,895	5,410	1,955	(13,317)	(57)

A reconciliation of other segment loss is as follows (in thousands):

	Sixteen Weeks Ended	Sixteen Weeks Ended
	April 18, 2004	April 20, 2003
General and administrative expenses	$8,719	$7,378
Depreciation and amortization expenses	757	903
Interest expense	4,928	5,270
Provision for disposition of assets	363	2
Asset write-down	446	—
Income tax (benefit) expense	488	(14)
Other	(137)	(222)

	$15,564	$13,317

Perkins Marketing Fund

The Company has maintained a Marketing Fund to pool the resources of the Company and its franchisees for advertising purposes and to promote the Perkins brand in accordance with the system’s advertising policy. Effective with the third quarter of 2003, the Company consolidated the Marketing Fund with TRC. Accordingly, the Company has recorded $5,655,000 of restricted cash on its balance sheet that represents the funds contributed by TRC and the franchisees specifically for the purpose of advertising. The Company has also recorded liabilities of approximately $1,205,000 for accrued advertising, which is included in accrued expenses on the accompanying balance sheet, and approximately $3,966,000, which represents franchisee contributions for advertising services not yet provided. The results of operations of the Marketing Fund primarily consist of general and administrative expenses and interest income, both of which are immaterial to the Company as a whole.

Revolving Credit Agreement

As of April 18, 2004, the Company has a secured $25,000,000 revolving line of credit facility (the “Credit Facility”) with a sub-limit for up to $5,000,000 of letters of credit. All amounts under the Credit Facility bear interest at floating rates based on the agent’s base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is collateralized by a first priority lien on substantially all of the assets of the Company. As of April 18, 2004, there were no borrowings and approximately $4,993,000 of letters of credit outstanding under the Credit Facility.

At April 20, 2003, we failed to meet the criteria of one of the financial covenants of the Credit Facility. On May 14, 2003, the Company executed an amendment to the Credit Facility that waived the April 20, 2003 covenant violation, reduced the requirements of the financial covenants and lowered the total amount available under the Credit Facility from $40,000,000 to $25,000,000. The Company executed an amendment to the Credit Facility on March 25, 2004 that reduced the requirements of the financial covenants at the end of the first quarter 2004 and thereafter. As of April 18, 2004, the Company was in compliance with the requirements of the financial covenants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FIRST QUARTER ENDED APRIL 18, 2004

RESULTS OF OPERATIONS

Overview:

The Company is a leading operator and franchisor of mid-scale restaurants located in 34 states and five Canadian provinces. As of April 18, 2004, the Company owned and operated 156 and franchised 332 Perkins Restaurants. Both the Company-operated and franchised Perkins Restaurants operate under the names “Perkins Restaurant and Bakery,” “Perkins Family Restaurant,” “Perkins Family Restaurant and Bakery,” or “Perkins Restaurant” and the mark “Perkins”. The Company also offers cookie doughs, muffin batters, pancake mixes, pies and other food products for sale to our Company-operated and franchised restaurants and bakery and food service distributors through Foxtail Foods (“Foxtail”) our manufacturing division. The business of Perkins was founded in 1958, and since then Perkins has continued to adapt its menus, product offerings, building designs and decor to meet changing consumer preferences. Perkins is a highly recognized brand in the geographic areas it serves.

The Company’s revenues are derived primarily from the operation of Company-owned restaurants, the sale of bakery products produced by Foxtail and franchise royalties. In order to ensure consistency and availability of Perkins’ proprietary products to each unit in the system, Foxtail offers cookie doughs, muffin batters, pancake mixes, pies and other food products to Company-operated and franchised restaurants through food service distributors. Sales to Company-operated restaurants are eliminated in the accompanying statements of operations. For the quarter ended April 18, 2004, revenues from Company-operated restaurants, Foxtail, and franchise and other accounted for 84.8%, 9.2% and 6.0% of total revenue, respectively.

A summary of the Company’s results for the sixteen week period ended April 18, 2004 and April 20, 2003 are presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenues.

	Sixteen Weeks Ended	Sixteen Weeks Ended
	April 18, 2004	April 20, 2003
Revenues:
Food sales	94.0%	93.7%
Franchise and other revenue	6.0	6.3

Total Revenues	100.0	100.0

Costs and Expenses:
Cost of sales (excluding depreciation shown below):
Food cost	26.9	26.4
Labor and benefits	32.8	33.9
Operating expenses	19.0	20.0
General and administrative	9.7	8.9
Depreciation and amortization	4.9	5.8
Interest, net	4.7	5.3
Provision for disposition of assets	0.3	—
Asset write-down	0.4	—
Other, net	(0.1)	(0.2)

Total Costs and Expenses	98.6	100.1

Income (loss) before income taxes	1.4	(0.1)
Provision for income taxes	(0.5)	—

Net Income (Loss)	0.9%	(0.1)%

Net Income for the first quarter of 2004 was $954,000 versus a net loss of $57,000 for the first quarter of 2003.

Revenues:

Total revenues for the first quarter of 2004 increased 5.1% from the prior year first quarter. This increase is primarily due to higher comparable restaurant sales.

Same store comparable sales in Company-operated restaurants increased 3.7% for the first quarter due to an increase in the average guest check of 5.0% offset by a decrease of 1.3% in comparable guest visits. Approximately one-half of the increase in average guest check is due to favorable product mix while the remainder is primarily due to selective menu price increases.

Revenues from Foxtail increased approximately 8.9% from the prior year and constituted approximately 9.2% of the Company’s total revenues. The increase is primarily due to an increase in sales to customers outside the Perkins system.

Franchise revenue, composed primarily of franchise royalties, increased 3.9% over the first quarter of 2003 primarily due to an estimated 5.0% increase in franchise restaurant comparable sales partially offset by a decrease in the average number of franchise restaurants. Since the first quarter of 2003, the Company’s franchisees have opened 8 restaurants and have closed 16 restaurants.

Costs and Expenses:

Food cost:
In terms of total revenues, food cost increased 0.5 percentage points over the first quarter of 2003. Restaurant food cost, as a percentage of restaurant sales, decreased 0.4 percentage points primarily due to selective menu price increases, decreased discounting and efficiencies gained from the implementation of our new menu during the first quarter of 2003. These efficiencies were partially offset by increases in commodity costs, primarily beef, pork, dairy and eggs. As a percentage of Foxtail sales, Foxtail food cost increased 2.8 percentage points for the first quarter primarily due to increases in the costs of raw materials, particularly eggs, milk and other dairy products.

Labor and benefits:
Labor and benefits expense, as a percentage of total revenues, decreased 1.1 percentage points from the first quarter of 2003. The decrease is primarily due to increased labor productivity at Company-operated restaurants partially offset by an increase in incentives, employee insurance and average wage rates.

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

Operating expenses:
Expressed as a percentage of total revenues, operating expenses decreased 1.0 percentage points from the first quarter of 2003. The decrease as compared to the prior year is primarily due to decreases in the usage of restaurant supplies and in administrative expenses at Company-operated restaurants.

General and administrative:
General and administrative expenses, as a percentage of total revenues, increased 0.8 percentage points over the first quarter of 2003 primarily due to increased incentive costs.

Depreciation and amortization:
Depreciation and amortization expense decreased from 5.8 percent of sales to 4.9 percent of sales over the first quarter of 2003. This decrease is primarily due to the Company’s reduction in capital spending since 2001.

Provision for Disposition of Assets and Asset Write-Down:
During the first sixteen weeks of 2004, the Company sold one property and recorded a net loss on the sale of approximately $7,000. The Company also entered into a contract to sell one additional property, which is expected to close during the second quarter. Based on the terms of the contract, the Company accrued an estimated loss on the sale of this property of approximately $356,000 in the first quarter.

During the first sixteen weeks of 2004, the Company determined that impairment existed with respect to two Company-operated restaurants. This determination was made based on the Company’s projections that the future cash flows of these restaurants would not exceed the present carrying value of the assets. Accordingly, the Company recorded an impairment charge of $446,000 to adjust the assets of these restaurants to net realizable value.

Interest, net:
Interest expense, as a percentage of total revenue, decreased 0.6 percentage points from the prior year first quarter primarily due to a reduction in the overall borrowings by the Company.

Other, net:
Other income, as a percentage of total revenue, increased 0.1 percentage points compared to the first quarter of 2003.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary sources of funding during the quarter were cash flows from operating activities and proceeds from the sale of property and equipment. The principal uses of cash during the quarter were capital lease payments and capital expenditures. Capital expenditures for the first quarter of 2004 were $3,197,000 compared to $2,169,000 for the first quarter of 2003. Capital expenditures in 2004 consisted primarily of capital required to remodel and upgrade existing restaurants and expand operations at our manufacturing facility. The Company’s capital budget for 2004 is $15.0 million and includes plans to open no new Company-operated restaurants.

The Company ordinarily operates with a working capital deficit since funds generated by cash sales in excess of those needed to service current liabilities are used by the Company to reduce debt and acquire capital assets. At April 18, 2004, this working capital deficit was $1,700,000.

As of April 18, 2004, the Company has a secured $25,000,000 revolving line of credit facility (the “Credit Facility”) with a sub-limit for up to $5,000,000 of letters of credit. All amounts under the Credit Facility bear interest at floating rates based on the agent’s base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is collateralized by a first priority lien on substantially all of the assets of the Company. As of April 18, 2004, there were no borrowings and approximately $4,993,000 of letters of credit outstanding under the Credit Facility.

At April 20, 2003, we failed to meet the criteria of one of the financial covenants of the Credit Facility. On May 14, 2003, the Company executed an amendment to the Credit Facility that waived the April 20, 2003 covenant violation, reduced the requirements of the financial covenants and lowered the total amount available under the Credit Facility from $40,000,000 to $25,000,000. The Company executed an amendment to the Credit Facility on March 25, 2004 that reduced the requirements of the financial covenants at the end of the first quarter 2004 and thereafter. As of April 18, 2004, the Company was in compliance with the requirements of the financial covenants.

On November 15, 2001, the Company elected to begin accruing cash interest on its 11.25% Senior Discount Notes (the “Notes”). Cash interest is payable semi-annually on May 15 and November 15. On May 15, 2003 the Company paid $8,383,000 in principal of the Notes at a redemption price of 105.625% of the face amount of the Notes. The principal balance of the Notes on April 18, 2004 was $18,009,000.

TRC is a wholly-owned subsidiary of RHC. The common shares of RHC not owned by Mr. Smith are subject to an option to require RHC to redeem the shares at any time after December 22, 2004 at fair market value (the “Put”). As of April 18, 2004, these shares represented 30% of the outstanding common stock of RHC. As of December 28, 2003, the estimated fair market value of the Put was $4,650,000. RHC has a management fee agreement dated as of December 22, 1999, with BBV whereby BBV provides certain consulting services to RHC. In consideration for these services, a fee of $250,000 accrues annually and is payable by RHC on December 22, 2004.

Additionally, RHC issued 50,000 shares of non-voting preferred stock on December 22, 1999. The preferred stock is mandatorily redeemable for $1,000 per share (the “Liquidation Value”) plus all accrued but unpaid dividends, if any, on December 22, 2006. Preferred dividends of 8% per annum of the Liquidation Value of each share are payable quarterly. As of April 18, 2004, approximately $20,408,000 of in-kind dividends had been paid through the issuance of additional shares of preferred stock. Assuming a continuation of in-kind dividends, the redemption price on December 22, 2006 is estimated to be $87,044,000. The holders of preferred stock are entitled to be paid in cash the Liquidation Value of each share of preferred stock before any payments are made to any holders of common stock. The preferred stock is redeemable at the option of the Company at any time prior to the mandatory redemption date at the Liquidation Value.

RHC has no material assets other than its investment in TRC. The ability of TRC to pay dividends to or make distributions to RHC in order to redeem common or preferred shares or pay the management fee to BBV is restricted under its senior notes indenture and the Credit Facility Agreement.

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

Insurance Reserves:

We are self-insured up to certain limits for costs associated with workers’ compensation claims, property claims and benefits paid under employee health care programs. At April 18, 2004 and December 28, 2003, we had total self-insurance accruals reflected in our balance sheet of approximately $5.1 million and $4.7 million, respectively.

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

The depreciation of our capital assets over their estimated useful lives, and the determination of any salvage values, requires management to make judgments about future events. Because we utilize many of our capital assets over relatively long periods (20 — 30 years for our restaurant buildings), we periodically evaluate whether adjustments to our estimated lives or salvage values are necessary. The accuracy of these estimates affects the amount of depreciation expense recognized in a period and, ultimately, the gain or loss on the disposal of the asset. Historically, gains and losses on the disposition of assets have not been significant. However, such amounts may differ materially in the future based on restaurant performance, technological obsolescence, regulatory requirements and other factors beyond our control.

Due to the fact that we have invested a significant amount in the construction or acquisition of new restaurants, we have risks that these assets will not provide an acceptable return on our investment and an impairment of these assets may occur. The accounting test for whether an asset held for use is impaired involves first comparing the carrying value of the asset with its estimated future undiscounted cash flows. If these cash flows do not exceed the carrying value, the asset must be adjusted to its current fair value. We periodically perform this test on each of our restaurants to evaluate whether impairment exists. Factors influencing our judgment include the age of the restaurant (new restaurants have significant start up costs which impede a reliable measure of cash flow), estimation of future restaurant performance and estimation of restaurant fair value. Due to the fact that we can specifically evaluate impairment on a restaurant-by-restaurant basis, we have historically been able to identify impaired restaurants and record the appropriate adjustment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative market risks of the Company since the prior reporting period.

ITEM 4. CONTROLS AND PROCEDURES

     As of April 18, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of April 18, 2004.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits -

31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.
31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

(b) Reports on Form 8-K — The Company did not file any reports on Form 8-K during the quarter ended April 18, 2004.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RESTAURANT COMPANY

DATE: June 2, 2004	BY: /s/ Michael P. Donahoe Michael P. Donahoe Executive Vice President, Chief Financial Officer and Director