Form 10-Q
period 2004-07-11
RESTAURANT CO
filed 2004-08-25
CIK 1047040

CONFORMED COPY

8/6/2004 9:34

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 11, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ___________________.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands)

	Twelve	Twelve	Twenty-Eight	Twenty-Eight
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 11, 2004	July 13, 2003	July 11, 2004	July 13, 2003
REVENUES:
Food sales	$72,500	$72,286	$171,255	$166,018
Franchise and other revenue	5,172	5,338	11,534	11,595

Total Revenues	77,672	77,624	182,789	177,613

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	20,707	20,814	48,944	47,253
Labor and benefits	25,098	25,152	59,572	59,022
Operating expenses	15,061	14,941	35,087	34,905
General and administrative	6,718	6,870	16,911	15,787
Depreciation and amortization	3,884	4,162	9,050	9,921
Interest, net	3,675	3,774	8,603	9,044
Provision for (benefit from) disposition of assets	(81)	53	282	55
Asset write-down	8	150	455	150
Other, net	(109)	(126)	(268)	(287)

Total Costs and Expenses	74,961	75,790	178,636	175,850

Income before income taxes	2,711	1,834	4,153	1,763
Provision for income taxes	(867)	(396)	(1,355)	(382)

NET INCOME	$1,844	$1,438	$2,798	$1,381

The accompanying notes are an integral part of these consolidated statements.

THE RESTAURANT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	July 11,
	2004	December 28,
	(Unaudited)	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,895	$4,962
Restricted cash	5,212	4,808
Receivables, less allowance for doubtful accounts of $1,139 and $1,003	9,267	10,647
Inventories, net	7,359	6,199
Prepaid expenses and other current assets	1,772	1,597
Deferred income taxes	2,219	2,219

Total current assets	33,724	30,432

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation and amortization	115,232	118,848
GOODWILL	27,035	27,035
INTANGIBLE ASSETS, net of accumulated amortization of $5,611 and $5,265	3,707	4,053
DEFERRED INCOME TAXES	9,097	9,097
OTHER ASSETS	7,252	6,857

	$196,047	$196,322

The accompanying notes are an integral part of these consolidated balance sheets.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par and Share Amounts)

	July 11,
	2004	December 28,
	(Unaudited)	2003
LIABILITIES AND STOCKHOLDER’S INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$366	$466
Accounts payable	7,348	11,133
Franchise advertising contributions	4,296	4,093
Accrued expenses	21,339	21,164

Total current liabilities	33,349	36,856

CAPITAL LEASE OBLIGATIONS, less current maturities	717	869
LONG-TERM DEBT	148,009	148,009
OTHER LIABILITIES	7,886	7,299
STOCKHOLDER’S INVESTMENT:
Common stock, $.01 par value, 100,000 shares authorized, 10,820 issued and outstanding	1	1
Other comprehensive income	41	42
Accumulated earnings	6,044	3,246

Total stockholder’s investment	6,086	3,289

	$196,047	$196,322

The accompanying notes are an integral part of these consolidated balance sheets.

THE RESTAURANT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Twelve	Twelve	Twenty-Eight	Twenty-Eight
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 11, 2004	July 13, 2003	July 11, 2004	July 13, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,844	$1,438	$2,798	$1,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,884	4,162	9,050	9,921
Accretion of Senior Discount Notes	—	—	—	7
Other non-cash income and expense items	150	107	373	243
Provision for (benefit from) disposition of assets	(81)	53	282	55
Asset write-down	8	150	455	150
Net changes in operating assets and liabilities	(5,609)	(1,174)	(4,078)	266

Total adjustments	(1,648)	3,298	6,082	10,642

Net cash provided by operating activities	196	4,736	8,880	12,023

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(4,403)	(2,820)	(7,602)	(4,989)
Proceeds from sale of assets held for disposition	1,284	—	1,770	10
Payments on notes receivable	92	28	137	229

Net cash used in investing activities	(3,027)	(2,792)	(5,695)	(4,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	3,750	—	3,750
Payments on long-term debt	—	(8,853)	—	(10,853)
Principal payments under capital lease obligations	(108)	(149)	(252)	(349)

Net cash used in financing activities	(108)	(5,252)	(252)	(7,452)

Net (decrease) increase in cash and cash equivalents	(2,939)	(3,308)	2,933	(179)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	10,834	8,942	4,962	5,813

Balance, end of period	$7,895	$5,634	$7,895	$5,634

The accompanying notes are an integral part of these consolidated statements.

THE RESTAURANT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Organization

The Restaurant Company (the “Company,” “Perkins,” or “TRC”) is a wholly-owned subsidiary of The Restaurant Holding Corporation (“RHC”). TRC conducts business under the name “Perkins Restaurant and Bakery”. TRC is also the sole stockholder of TRC Realty LLC, The Restaurant Company of Minnesota and Perkins Finance Corp. RHC’s principal stockholders are Donald N. Smith (“Mr. Smith”), TRC’s Chairman and Chief Executive Officer, and BancBoston Ventures, Inc. (“BBV”). Mr. Smith is also the Chairman of Friendly Ice Cream Corporation (“FICC”), which operates and franchises approximately 546 restaurants, located primarily in the northeastern United States.

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

Accounting Reporting Period

The Company’s fiscal calendar year consists of thirteen four-week periods ending on the last Sunday in December. The first quarter each year will include four four-week periods. The first and second quarters ended on April 18 and July 11, respectively. The third and fourth quarters of 2004 will end on October 3 and December 26, respectively.

Contingencies

The Company is a party to various legal proceedings in the ordinary course of business. Management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

On June 9, 2000, the Company entered into an agreement to guarantee fifty percent of borrowings up to a total guarantee of $1,500,000 for use by a franchisee to remodel and upgrade existing restaurants. As of July 11, 2004, there was $3,000,000 in borrowings outstanding under this agreement of which the Company guaranteed $1,500,000. The franchisee continues to attempt to refinance the indebtedness, at which time the Company’s obligation under the current agreement would terminate. Under the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, this guarantee has been determined by the Company not to be a variable interest in the franchisee.

Provision for Disposition of Assets and Asset Write-Down

During the quarter ended July 11, 2004, the Company sold one property and recorded a net gain of $81,000. The Company also completed the sale of one property that was under contract on April 18, 2004. A loss of $356,000 on this property was accrued in the first quarter.

During the first quarter of 2004, the Company sold one property and recorded a net loss on the sale of approximately $7,000. Also, the Company determined that impairment existed with respect to two Company-operated restaurants. This determination was made based on the Company’s projections that the future cash flows of these restaurants would not exceed the present carrying value of the assets. Accordingly, the Company recorded an impairment charge of $446,000 to adjust the assets of these restaurants to net realizable value.

Supplemental Cash Flow Information

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the twelve and twenty-eight weeks ended July l1 and July 13, consists of the following (in thousands):

	Twelve	Twelve	Twenty-Eight	Twenty-Eight
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 11, 2004	July 13, 2003	July 11, 2004	July 13, 2003
(Increase) Decrease in:
Receivables	$3	$(292)	$522	$941
Inventories	(913)	93	(1,160)	(632)
Prepaid expenses and other current assets	282	283	(175)	(202)
Other assets	(247)	(60)	(48)	236
Increase (Decrease) in:
Accounts payable	(988)	3,173	(3,785)	(2,351)
Accrued expenses	(3,989)	(4,670)	(19)	2,065
Other liabilities	243	299	587	209

	$(5,609)	$(1,174)	$(4,078)	$266

In addition, the Company converted $347,000 of accounts receivable to long-term notes receivable during the quarter. Other supplemental cash flow information is as follows (in thousands):

	Twelve	Twelve	Twenty-Eight	Twenty-Eight
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 11, 2004	July 13, 2003	July 11, 2004	July 13, 2003
Cash paid for interest	$7,683	$8,192	$7,848	$8,389
Income taxes paid	897	42	2,586	117
Income tax refunds received	96	23	97	59

Segment Reporting

The following presents revenue and other financial information by business segment for the twelve and twenty-eight weeks ended July 11 and July 13 (in thousands):

	Restaurants	Franchise	Manufacturing	Other	Totals
Twelve weeks ended July 11, 2004:
Revenue from external customers	$64,963	$5,173	$7,536	$—	$77,672
Intersegment revenue	—	—	2,056	—	2,056
Segment profit (loss)	6,867	4,320	1,329	(10,672)	1,844
Twelve weeks ended July 13, 2003:
Revenue from external customers	$64,373	$5,236	$7,913	$102	$77,624
Intersegment revenue	—	—	2,089	—	2,089
Segment profit (loss)	5,578	4,457	1,964	(10,561)	1,438

	Restaurants	Franchise	Manufacturing	Other	Totals
Twenty-eight weeks ended July 11, 2004:
Revenue from external customers	$154,055	$11,534	$17,200	$—	$182,789
Intersegment revenue	—	—	4,772	—	4,772
Segment profit (loss)	16,214	9,833	2,987	(26,236)	2,798
Twenty-eight weeks ended July 13, 2003:
Revenue from external customers	$149,228	$11,358	$16,790	$237	$177,613
Intersegment revenue	—	—	5,323	—	5,323
Segment profit (loss)	11,473	9,867	3,919	(23,878)	1,381

A reconciliation of other segment loss is as follows (in thousands):

	Twelve	Twelve	Twenty-Eight	Twenty-Eight
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 11, 2004	July 13, 2003	July 11, 2004	July 13, 2003
General and administrative expenses	$5,747	$5,765	$14,466	$13,143
Depreciation and amortization expenses	554	678	1,311	1,581
Interest expense, net	3,675	3,774	8,603	9,044
Provision for (benefit from) disposition of assets	(81)	53	282	55
Asset write-down	8	150	455	150
Provision for income taxes	867	396	1,355	382
Other	(98)	(255)	(236)	(477)

	$10,672	$10,561	$26,236	$23,878

Revolving Credit Agreement

As of July 11, 2004, the Company has a secured $25,000,000 revolving line of credit facility (the “Credit Facility”) with a sub-limit for up to $7,500,000 of letters of credit. All amounts under the Credit Facility bear interest at floating rates based on the agent’s base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is collateralized by a first priority lien on substantially all of the assets of the Company. The maturity date of the Credit Facility is January 1, 2005. Currently, the Company is negotiating with several financial institutions to replace the Credit Facility. The Company anticipates that these negotiations will be completed before expiration of the Credit Facility. As of July 11, 2004, there were no borrowings and approximately $5,481,000 of letters of credit outstanding under the Credit Facility.

At April 20, 2003, the Company failed to meet the criteria of one of the financial covenants of the Credit Facility. On May 14, 2003, the Company executed an amendment to the Credit Facility that waived the April 20, 2003 covenant violation, reduced the requirements of the financial covenants and lowered the total amount available under the Credit Facility from $40,000,000 to $25,000,000. The Company executed an amendment to the Credit Facility on March 25, 2004 that reduced the requirements of the financial covenants at the end of the first quarter 2004 and thereafter. Effective June 16, 2004, the Company executed an amendment to the Credit Facility that increased the sub-limit of letters of credit from $5,000,000 to $7,500,000. As of July 11, 2004, the Company was in compliance with the requirements of the financial covenants.

Subsequent Event

During the weekend of August 14, 2004, hurricane Charley struck central Florida where the Company has a large concentration of stores. Currently, the Company is compiling damage assessments from the storm. As of August 24, 2004, the Company estimates that the extent of property damage and the loss of business income, net of any potential insurance recoveries, will be approximately $250,000 to $300,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED JULY 11, 2004

RESULTS OF OPERATIONS

Overview:

The Company is a leading operator and franchisor of mid-scale restaurants located in 34 states and five Canadian provinces. As of July 11, 2004, the Company owned and operated 155 and franchised 331 Perkins Restaurants. Both the Company-operated and franchised Perkins Restaurants operate under the names “Perkins Restaurant and Bakery,” “Perkins Family Restaurant,” “Perkins Family Restaurant and Bakery,” or “Perkins Restaurant” and the mark “Perkins”. The Company also offers cookie doughs, muffin batters, pancake mixes, pies and other food products for sale to our Company-operated and franchised restaurants and bakery and food service distributors through Foxtail Foods (“Foxtail”), our manufacturing division. The business of Perkins was founded in 1958, and since then Perkins has continued to adapt its menus, product offerings, building designs and decor to meet changing consumer preferences. Perkins is a highly recognized brand in the geographic areas it serves.

The Company’s revenues are derived primarily from the operation of Company-owned restaurants, the sale of bakery products produced by Foxtail and franchise royalties. In order to ensure consistency and availability of Perkins’ proprietary products to each unit in the system, Foxtail offers cookie doughs, muffin batters, pancake mixes, pies and other food products to Company-operated and franchised restaurants through food service distributors. Sales to Company-operated restaurants are eliminated in the accompanying statements of operations. For the quarter ended July 11, 2004, revenues from Company-operated restaurants, Foxtail, and franchise and other accounted for 83.6%, 9.7% and 6.7% of total revenue, respectively.

A summary of the Company’s results for the twelve and twenty-eight weeks ended July 11, 2004 and July 13, 2003 are presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenues.

	Twelve	Twelve	Twenty-Eight	Twenty-Eight
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 11, 2004	July 13, 2003	July 11, 2004	July 13, 2003
Revenues:
Food sales	93.3%	93.1%	93.7%	93.5%
Franchise and other revenue	6.7	6.9	6.3	6.5

Total Revenues	100.0	100.0	100.0	100.0

Costs and Expenses:
Cost of sales (excluding depreciation shown below):
Food cost	26.7	26.8	26.8	26.6
Labor and benefits	32.3	32.4	32.6	33.2
Operating expenses	19.4	19.2	19.2	19.7
General and administrative	8.6	8.9	9.3	8.9
Depreciation and amortization	5.0	5.4	5.0	5.6
Interest, net	4.7	4.9	4.7	5.1
Provision for (benefit from) disposition of assets	(0.1)	0.1	0.2	—
Asset write-down	—	0.2	0.2	0.1
Other, net	(0.1)	(0.3)	(0.2)	(0.2)

Total Costs and Expenses	96.5	97.6	97.8	99.0

Income before income taxes	3.5	2.4	2.2	1.0
Provision for income taxes	(1.1)	(0.5)	(0.7)	(0.2)

Net Income	2.4%	1.9%	1.5%	0.8%

Net Income for the second quarter of 2004 was $1,844,000 versus net income of $1,438,000 for the second quarter of 2003. For the year-to-date period ended July 11, 2004, net income was $2,798,000 compared to $1,381,000 for the year-to-date period ended July 13, 2003.

Revenues:

Total revenues for the second quarter of 2004 increased 0.1% from the prior year second quarter. Year-to-date total revenues increased 2.9% over the prior year-to-date period. This increase is primarily due to increased restaurant sales.

Same store comparable sales in Company-operated restaurants decreased approximately 0.5% for the second quarter and increased approximately 1.9% year-to-date. The decrease for the quarter is attributable to a decrease of 3.5% in comparable guest visits offset by an increase in the average guest check of 3.0%. The year-to-date increase is attributable to a 4.1% increase in the average guest check offset by a decrease of 2.2% in comparable guest visits. Approximately one-half of the increase in average guest check is due to favorable product mix while the remainder is primarily due to selective menu price increases.

Revenues from Foxtail decreased approximately 4.8% from the prior year quarter and increased 2.4% over the prior year-to-date period and constituted approximately 9.7% and 9.4%, respectively, of the Company’s total revenues. The decrease for the quarter is primarily due to a decrease in sales to customers within the Perkins system.

Franchise revenue, composed primarily of franchise royalties, decreased 1.2% over the second quarter of 2003 and increased 1.5% year-to-date. Royalty revenues increased for the year-to-date period primarily due to an estimated 2.6% increase in franchise restaurant comparable sales partially offset by a decrease in the average number of franchise restaurants. Since the second quarter of 2003, the Company’s franchisees have opened 8 restaurants and have closed 20 restaurants.

Costs and Expenses:

Food cost:

In terms of total revenues, food cost decreased 0.1 percentage points from the second quarter of 2003 and increased 0.2 percentage points over the previous year-to-date period. Restaurant food cost, as a percentage of restaurant sales, decreased 0.5 percentage points for both the quarter and year-to-date periods primarily due to selective menu price increases, decreased discounting and efficiencies gained from the implementation of our new menu during the first quarter of 2003. These efficiencies were partially offset by increases in commodity costs, primarily beef, pork, dairy and eggs. As a percentage of Foxtail sales, Foxtail food cost increased 2.5 and 2.6 percentage points for the quarter and year-to-date periods, respectively, primarily due to increases in the costs of raw materials, particularly eggs, milk and other dairy products.

Labor and benefits:

Labor and benefits expense, as a percentage of total revenues, decreased 0.1 percentage points from the second quarter of 2003 and decreased 0.6 percentage points for the year-to-date period ended July 11, 2004. The decrease is primarily due to increased labor productivity at Company-operated restaurants partially offset by an increase in incentives, employee insurance and average wage rates.

Federal and state minimum wage laws impact the wage rates of the Company’s hourly employees. Certain states do not allow tip credits for servers which results in higher payroll costs as well as greater exposure to increases in minimum wage rates. In the past, the Company has been able to offset increases in labor costs through selective menu price increases and improvements in labor productivity. However, there is no assurance that future increases can be mitigated through raising menu prices or improvements in labor productivity.

Operating expenses:

Expressed as a percentage of total revenues, operating expenses increased 0.2 percentage points for the second quarter and decreased 0.5 percentage points for the year-to-date period. The increase for the quarter is primarily due to increases in operating expenses at Foxtail. The decrease for the year-to-date period is primarily due to decreases in the usage of restaurant supplies and in administrative expenses at Company-operated restaurants.

General and administrative:

General and administrative expenses, as a percentage of total revenues, decreased 0.3 percentage points compared to the second quarter of 2003 and increased 0.4 percentage points over the year-to-date period. The decrease during the quarter is primarily due to reduced home office expenses. The year-to-date increase is primarily due to increased incentive costs.

Depreciation and amortization:

Depreciation and amortization expense decreased from 5.4 percent of sales in the second quarter of 2003 to 5.0 percent of sales in 2004 and decreased from 5.6 percent of sales to 5.0 percent of sales for the year-to-date period ended July 11, 2004 as compared to the same period in 2003. This decrease is primarily due to the Company’s reduction in capital spending since 2001.

Interest, net:

Interest expense, as a percentage of total revenue, decreased 0.2 and 0.4 percentage points compared to the second quarter and year-to-date periods of 2003, respectively, primarily due to a reduction in the overall borrowings by the Company.

Provision for Disposition of Assets and Asset Write-Down:

During the quarter ended July 11, 2004, the Company sold one property and recorded a net gain of $81,000. The Company also completed the sale of one property that was under contract on April 18, 2004. A loss of $356,000 on this property was accrued in the first quarter.

During the first quarter of 2004, the Company sold one property and recorded a net loss on the sale of approximately $7,000. Also, the Company determined that impairment existed with respect to two Company-operated restaurants. This determination was made based on the Company’s projections that the future cash flows of these restaurants would not exceed the present carrying value of the assets. Accordingly, the Company recorded an impairment charge of $446,000 to adjust the assets of these restaurants to net realizable value.

Other, net:

Other income, as a percentage of total revenue, decreased slightly compared to the second quarter of 2003.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary sources of funding during the quarter were cash flows from operating activities and proceeds from the sale of property and equipment. The principal uses of cash during the quarter were capital lease payments and capital expenditures. Capital expenditures for the second quarter of 2004 were $4,403,000 compared to $2,820,000 for the second quarter of 2003. Capital expenditures in 2004 consisted primarily of capital required to remodel and upgrade existing restaurants and expand operations at our manufacturing facility. The Company’s capital budget for 2004 is $15.0 million and includes plans to open no new Company-operated restaurants.

As of July 11, 2004, the Company has a secured $25,000,000 revolving line of credit facility (the “Credit Facility”) with a sub-limit for up to $7,500,000 of letters of credit. All amounts under the Credit Facility bear interest at floating rates based on the agent’s base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is collateralized by a first priority lien on substantially all of the assets of the Company. The maturity date of the Credit Facility is January 1, 2005. Currently, the Company is negotiating with several financial institutions to replace the Credit Facility. The Company anticipates that these negotiations will be completed before expiration of the Credit Facility. As of July 11, 2004, there were no borrowings and approximately $5,481,000 of letters of credit outstanding under the Credit Facility.

At April 20, 2003, we failed to meet the criteria of one of the financial covenants of the Credit Facility. On May 14, 2003, the Company executed an amendment to the Credit Facility that waived the April 20, 2003 covenant violation, reduced the requirements of the financial covenants and lowered the total amount available under the Credit Facility from $40,000,000 to $25,000,000. The Company executed an amendment to the Credit Facility on March 25, 2004 that reduced the requirements of the financial covenants at the end of the first quarter 2004 and thereafter. Effective June 16, 2004, the Company executed an amendment to the Credit Facility that increased the sub-limit of letters of credit from $5,000,000 to $7,500,000. As of July 11, 2004, the Company was in compliance with the requirements of the financial covenants.

On November 15, 2001, the Company elected to begin accruing cash interest on its 11.25% Senior Discount Notes (the “Notes”). Cash interest is payable semi-annually on May 15 and November 15. On May 15, 2003 the Company paid $8,383,000 in principal of the Notes at a redemption price of 105.625% of the face amount of the Notes. The principal balance of the Notes on July 11, 2004 was $18,009,000.

TRC is a wholly-owned subsidiary of RHC. The common shares of RHC not owned by Mr. Smith are subject to an option requiring RHC to redeem the shares at any time after December 22, 2004 at fair market value (the “Put”). As of July 11, 2004, these shares represented 30% of the outstanding common stock of RHC. As of December 28, 2003, the estimated fair market value of the Put was $4,650,000. RHC has a management fee agreement dated as of December 22, 1999, with BBV whereby BBV provides certain consulting services to RHC. In consideration for these services, a fee of $250,000 accrues annually and is payable by RHC on December 22, 2004.

Additionally, RHC issued 50,000 shares of non-voting preferred stock on December 22, 1999. The preferred stock is mandatorily redeemable for $1,000 per share (the “Liquidation Value”) plus all accrued but unpaid dividends, if any, on December 22, 2006. Preferred dividends of 8% per annum of the Liquidation Value of each share are payable quarterly. As of July 11, 2004, approximately $21,700,000 of in-kind dividends had been paid through the issuance of additional shares of preferred stock. Assuming a continuation of in-kind dividends, the redemption price on December 22, 2006 is estimated to be $87,044,000. The holders of preferred stock are entitled to be paid in cash the Liquidation Value of each share of preferred stock before any payments are made to any holders of common stock. The preferred stock is redeemable at the option of the Company at any time prior to the mandatory redemption date at the Liquidation Value.

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

Insurance Reserves:

We are self-insured up to certain limits for costs associated with workers’ compensation claims, property claims and benefits paid under employee health care programs. At July 11, 2004 and December 28, 2003, we had total self-insurance accruals reflected in our balance sheet of approximately $4.8 million and $4.7 million, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

As of July 11, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of July 11, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits -

10.14	Amendment No. 7 to Revolving Credit Agreement, by and among The Restaurant Company, Fleet National Bank and other lending institutions, Fleet National Bank as agent and administrative agent and Bank of America, N.A. as syndication agent.

31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

(b) Reports on Form 8-K — The Company did not file any reports on Form 8-K during the quarter ended July 11, 2004.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RESTAURANT COMPANY
DATE: August 24, 2004	BY: /s/ Michael P. Donahoe Michael P. Donahoe Executive Vice President, Chief Financial Officer and Director