Form 10-Q
period 2004-10-03
RESTAURANT CO
filed 2004-11-17
CIK 1047040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE RESTAURANT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands)

	Twelve Weeks Ended	Twelve Weeks Ended	Forty Weeks Ended	Forty Weeks Ended
	October 3, 2004	October 5, 2003	October 3, 2004	October 5, 2003
REVENUES:
Food sales	$73,133	$71,731	$244,388	$237,749
Franchise and other revenue	5,235	5,313	16,769	16,908

Total Revenues	78,368	77,044	261,157	254,657

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	21,539	20,269	70,483	67,522
Labor and benefits	24,840	25,350	84,412	84,372
Operating expenses	15,081	14,826	50,168	49,731
General and administrative	6,879	6,681	23,790	22,468
Depreciation and amortization	3,827	3,977	12,877	13,898
Interest, net	3,687	3,648	12,290	12,692
Provision for disposition of assets	38	190	320	245
Loss on lease termination	—	761	—	761
Asset write-down	—	—	455	150
Other, net	(97)	(50)	(365)	(337)

Total Costs and Expenses	75,794	75,652	254,430	251,502

Income before income taxes	2,574	1,392	6,727	3,155
Provision for income taxes	(833)	(216)	(2,188)	(598)

NET INCOME	$1,741	$1,176	$4,539	$2,557

The accompanying notes are an integral part of these consolidated statements.

THE RESTAURANT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	October 3,	December 28,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,283	$4,962
Restricted cash	5,314	4,808
Receivables, less allowance for doubtful accounts of $1,131 and $1,003	10,673	10,647
Inventories, net	6,706	6,199
Prepaid expenses and other current assets	1,291	1,597
Deferred income taxes	2,219	2,219

Total current assets	40,486	30,432

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation and amortization	113,851	118,848
GOODWILL	27,035	27,035
INTANGIBLE ASSETS, net of accumulated amortization of $5,759 and $5,265	3,559	4,053
DEFERRED INCOME TAXES	9,097	9,097
OTHER ASSETS	7,045	6,857

	$201,073	$196,322

The accompanying notes are an integral part of these consolidated balance sheets.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par and Share Amounts)
(Unaudited)

	October 3,	December 28,
	2004	2003
LIABILITIES AND STOCKHOLDER’S INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$349	$466
Accounts payable	6,749	11,133
Franchise advertising contributions	3,810	4,093
Accrued expenses	25,607	21,164

Total current liabilities	36,515	36,856

CAPITAL LEASE OBLIGATIONS, less current maturities	627	869
LONG-TERM DEBT	148,009	148,009
OTHER LIABILITIES	8,083	7,299
STOCKHOLDER’S INVESTMENT:
Common stock, $.01 par value, 100,000 shares authorized, 10,820 issued and outstanding	1	1
Other comprehensive income	53	42
Accumulated earnings	7,785	3,246

Total stockholder’s investment	7,839	3,289

	$201,073	$196,322

The accompanying notes are an integral part of these consolidated balance sheets.

THE RESTAURANT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Twelve Weeks Ended	Twelve Weeks Ended	Forty Weeks Ended	Forty Weeks Ended
	October 3, 2004	October 5, 2003	October 3, 2004	October 5, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,741	$1,176	$4,539	$2,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,827	3,977	12,877	13,898
Accretion of Senior Discount Notes	—	—	—	7
Other non-cash income and expense items	180	157	553	399
Provision for disposition of assets	38	190	320	245
Asset write-down	—	—	455	150
Net changes in operating assets and liabilities	3,004	(478)	(1,049)	(211)

Total adjustments	7,049	3,846	13,156	14,488

Net cash provided by operating activities	8,790	5,022	17,695	17,045

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(2,343)	(1,768)	(9,947)	(6,757)
Proceeds from sale of assets held for disposition	7	—	1,777	10
Payments on notes receivable	41	51	155	280

Net cash used in investing activities	(2,295)	(1,717)	(8,015)	(6,467)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	—	—	3,750
Payments on long-term debt	—	(3,750)	—	(14,603)
Principal payments under capital lease obligations	(107)	(150)	(359)	(499)

Net cash used in financing activities	(107)	(3,900)	(359)	(11,352)

Net increase (decrease) in cash and cash equivalents	6,388	(595)	9,321	(774)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	7,895	5,634	4,962	5,813

Balance, end of period	$14,283	$5,039	$14,283	$5,039

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

Accounting Reporting Period

The Company’s fiscal calendar year consists of thirteen four-week periods ending on the last Sunday in December. The first quarter each year will include four four-week periods. The first, second and third quarters ended on April 18, July 11 and October 3, respectively. The fourth quarter of 2004 will end on December 26.

Contingencies

The Company is a party to various legal proceedings in the ordinary course of business. Management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

On June 9, 2000, the Company entered into an agreement to guarantee fifty percent of borrowings up to a total guarantee of $1,500,000 for use by a franchisee to remodel and upgrade existing restaurants. As of October 3, 2004, there was $3,000,000 in borrowings outstanding under this agreement of which the Company guaranteed $1,500,000. Under the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, this guarantee has been determined by the Company not to be a variable interest in the franchisee.

Provision for Disposition of Assets and Asset Write-Down

During the quarter ended October 3, 2004, four separate hurricanes struck Florida where the Company has a significant concentration of stores. The Company recorded a provision for the disposition of assets of $38,000, which represents the net book value of specifically identifiable assets destroyed during the hurricanes. All other costs associated with the hurricanes, including repairs and capital replacements, are estimated to be approximately $300,000. Of this amount, the Company estimates that approximately $160,000 consists of capital items that will be included in 2004 capital spending. The remaining costs were expensed to the income statement during the third quarter.

Also, during the quarter, the Company entered into a contract to sell one restaurant property. This sale closed on October 15, 2004. The Company will record a net gain of approximately $400,000 on the sale during the fourth quarter.

During the second quarter, the Company sold one property and recorded a net gain of $81,000. The Company also completed the sale of one property that was under contract on April 18, 2004. A loss of $356,000 on this property was recognized in the first quarter.

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

Supplemental Cash Flow Information

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the twelve and forty weeks ended October 3 and October 5, consists of the following (in thousands):

	Twelve Weeks Ended	Twelve Weeks Ended	Forty Weeks Ended	Forty Weeks Ended
	October 3, 2004	October 5, 2003	October 3, 2004	October 5, 2003
(Increase) Decrease in:
Receivables	$(1,551)	$(779)	$(1,006)	$162
Inventories	653	(758)	(507)	(1,390)
Prepaid expenses and other current assets	481	825	306	623
Other assets	143	(234)	95	2
Increase (Decrease) in:
Accounts payable	(599)	(1,167)	(4,384)	(3,518)
Accrued expenses	3,680	980	3,661	3,045
Other liabilities	197	655	786	865

	$3,004	$(478)	$(1,049)	$(211)

Other supplemental cash flow information is as follows (in thousands):

	Twelve Weeks Ended	Twelve Weeks Ended	Forty Weeks Ended	Forty Weeks Ended
	October 3, 2004	October 5, 2003	October 3, 2004	October 5, 2003
Cash paid for interest	$88	$110	$7,936	$8,482
Income taxes paid	937	679	3,523	796
Income tax refunds received	—	1	97	60

Year-to-date, the Company has converted approximately $283,000 of accounts receivable to long-term notes receivable.

Segment Reporting

The following presents revenue and other financial information by business segment for the twelve and forty weeks ended October 3 and October 5 (in thousands):

	Restaurants	Franchise	Manufacturing	Other	Totals
Twelve weeks ended October 3, 2004:
Revenue from external customers	$63,597	$5,235	$9,536	—	$78,368
Intersegment revenue	—	—	2,001	—	2,001
Segment profit (loss)	6,976	4,472	1,029	(10,736)	1,741
Twelve weeks ended October 5, 2003:
Revenue from external customers	$63,713	$5,246	$8,018	$67	$77,044
Intersegment revenue	—	—	1,972	—	1,972
Segment profit (loss)	5,437	4,626	1,997	(10,884)	1,176

	Restaurants	Franchise	Manufacturing	Other	Totals
Forty weeks ended October 3, 2004:
Revenue from external customers	$217,652	$16,769	$26,736	—	$261,157
Intersegment revenue	—	—	6,773	—	6,773
Segment profit (loss)	23,190	14,305	4,016	(36,972)	4,539
Forty weeks ended October 5, 2003:
Revenue from external customers	$212,941	$16,604	$24,808	$304	$254,657
Intersegment revenue	—	—	7,295	—	7,295
Segment profit (loss)	16,910	14,493	5,916	(34,762)	2,557

A reconciliation of other segment loss is as follows (in thousands):

	Twelve Weeks Ended	Twelve Weeks Ended	Forty Weeks Ended	Forty Weeks Ended
	October 3, 2004	October 5, 2003	October 3, 2004	October 5, 2003
General and administrative expenses	$5,753	$5,532	$20,219	$18,675
Depreciation and amortization expenses	515	590	1,826	2,171
Interest expense, net	3,687	3,648	12,290	12,692
Provision for disposition of assets	38	190	320	245
Loss on lease termination	—	761	—	761
Asset write-down	—	—	455	150
Provision for income taxes	833	216	2,188	598
Other	(90)	(53)	(326)	(530)

	$10,736	$10,884	$36,972	$34,762

Revolving Credit Agreement

As of October 3, 2004, the Company has a secured $25,000,000 revolving line of credit facility (the “Credit Facility”) with a sub-limit for up to $7,500,000 of letters of credit. All amounts under the Credit Facility bear interest at floating rates based on the agent’s base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is collateralized by a first priority lien on substantially all of the assets of the Company. The maturity date of the Credit Facility is January 1, 2005. Currently, the Company is negotiating with the Lender to extend the term of the Credit Facility, which the Company anticipates completing before expiration of the Credit Facility. As of October 3, 2004, there were no borrowings and approximately $5,968,000 of letters of credit outstanding under the Credit Facility.

At April 20, 2003, the Company failed to meet the criteria of one of the financial covenants of the Credit Facility. On May 14, 2003, the Company executed an amendment to the Credit Facility that waived the April 20, 2003 covenant violation, reduced the requirements of the financial covenants and lowered the total amount available under the Credit Facility from $40,000,000 to $25,000,000. The Company executed an amendment to the Credit Facility on March 25, 2004 that reduced the requirements of the financial covenants at the end of the first quarter 2004 and thereafter. Effective June 16, 2004, the Company executed an amendment to the Credit Facility that increased the sub-limit of letters of credit from $5,000,000 to $7,500,000. As of October 3, 2004, the Company was in compliance with the requirements of the financial covenants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED OCTOBER 3, 2004

RESULTS OF OPERATIONS

Overview:

The Company is a leading operator and franchisor of mid-scale restaurants located in 34 states and five Canadian provinces. As of October 3, 2004, the Company owned and operated 154 and franchised 333 Perkins Restaurants. Both the Company-operated and franchised Perkins Restaurants operate under the names “Perkins Restaurant and Bakery,” “Perkins Family Restaurant,” “Perkins Family Restaurant and Bakery,” or “Perkins Restaurant” and the mark “Perkins”. The Company also offers cookie doughs, muffin batters, pancake mixes, pies and other food products for sale to our Company-operated and franchised restaurants and bakery and food service distributors through Foxtail Foods (“Foxtail”), our manufacturing division. The business of Perkins was founded in 1958, and since then Perkins has continued to adapt its menus, product offerings, building designs and decor to meet changing consumer preferences. Perkins is a highly recognized brand in the geographic areas it serves.

The Company’s revenues are derived primarily from the operation of Company-owned restaurants, the sale of bakery products produced by Foxtail and franchise royalties. In order to ensure consistency and availability of Perkins’ proprietary products to each unit in the system, Foxtail offers cookie doughs, muffin batters, pancake mixes, pies and other food products to Company-operated and franchised restaurants through food service distributors. Sales to Company-operated restaurants are eliminated in the accompanying statements of operations. For the quarter ended October 3, 2004, revenues from Company-operated restaurants, Foxtail, and franchise and other accounted for 81.2%, 12.1% and 6.7% of total revenue, respectively.

A summary of the Company’s results for the twelve and forty weeks ended October 3, 2004 and October 5, 2003 are presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenues.

	Twelve Weeks Ended	Twelve Weeks Ended	Forty Weeks Ended	Forty Weeks Ended
	October 3, 2004	October 5, 2003	October 3, 2004	October 5, 2003
Revenues:
Food sales	93.3%	93.1%	93.6%	93.4%
Franchise and other revenue	6.7	6.9	6.4	6.6

Total Revenues	100.0	100.0	100.0	100.0

Costs and Expenses:
Cost of sales (excluding depreciation shown below):
Food cost	27.5	26.3	27.0	26.5
Labor and benefits	31.7	32.9	32.3	33.1
Operating expenses	19.2	19.2	19.2	19.5
General and administrative	8.8	8.7	9.1	8.8
Depreciation and amortization	4.9	5.2	4.9	5.5
Interest, net	4.7	4.7	4.7	5.0
Provision for disposition of assets	—	0.2	0.1	0.1
Loss on lease termination	—	1.0	—	0.3
Asset write-down	—	—	0.2	0.1
Other, net	(0.1)	—	(0.1)	(0.1)

Total Costs and Expenses	96.7	98.2	97.4	98.8

Income before income taxes	3.3	1.8	2.6	1.2
Provision for income taxes	(1.1)	(0.3)	(0.9)	(0.2)

Net Income	2.2%	1.5%	1.7%	1.0%

Net Income for the third quarter of 2004 was $1,741,000 versus net income of $1,176,000 for the third quarter of 2003. For the year-to-date period ended October 3, 2004, net income was $4,539,000 compared to $2,557,000 for the year-to-date period ended October 5, 2003.

Revenues:

Total revenues for the third quarter of 2004 increased 1.7% from the prior year third quarter. Year-to-date total revenues increased 2.6% over the prior year-to-date period. This increase is primarily due to increased restaurant sales.

Same store comparable sales in Company-operated restaurants increased approximately 0.4% for the third quarter and increased approximately 1.4% year-to-date. The increase for the quarter is attributable to an increase in the average guest check of 4.3% offset by a decrease of 3.9% in comparable guest visits . The year-to-date increase is attributable to a 4.1% increase in the average guest check offset by a decrease of 2.7% in comparable guest visits. The calculation of same store comparable sales excludes days that stores were closed due to the series of hurricanes in Florida.

Revenues from Foxtail increased approximately 18.9% from the prior year quarter and increased 7.8% over the prior year-to-date period and constituted approximately 12.1% and 10.2%, respectively, of the Company’s total revenues.

Franchise revenue, composed primarily of franchise royalties, decreased 0.2% over the third quarter of 2003 and increased 1.0% year-to-date. Royalty revenues increased for the year-to-date period primarily due to an estimated 1.7% increase in franchise restaurant comparable sales partially offset by a decrease in the average number of franchise restaurants. Since the third quarter of 2003, the Company’s franchisees have opened 8 restaurants and have closed 13 restaurants.

Costs and Expenses:

Food cost:

In terms of total revenues, food cost increased 1.2 percentage points from the third quarter of 2003 and increased 0.5 percentage points over the previous year-to-date period. Restaurant food cost, as a percentage of restaurant sales, decreased 0.9 and 0.6 percentage points for the quarter and year-to-date periods, respectively, primarily due to selective menu price increases and decreased discounting. These efficiencies were partially offset by increases in commodity costs, primarily beef, pork, dairy and eggs. As a percentage of Foxtail sales, Foxtail food cost increased 9.9 and 5.0 percentage points for the quarter and year-to-date periods, respectively, primarily due to production inefficiencies related to the plant expansion completed earlier this year as well as increases in the costs of raw materials, particularly eggs, milk and other dairy products.

Labor and benefits:

Labor and benefits expense, as a percentage of total revenues, decreased 1.2 percentage points from the third quarter of 2003 and decreased 0.8 percentage points for the year-to-date period ended October 3, 2004. The decrease is primarily due to increased labor productivity at Company-operated restaurants partially offset by an increase in employee insurance, average wage rates and Foxtail labor costs, which increased 2.1% for the quarter as a percentage of Foxtail sales.

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

Operating expenses:

Expressed as a percentage of total revenues, operating expenses were flat compared to the third quarter of 2003 and decreased 0.3 percentage points for the year-to-date period. The decrease for the year-to-date period is primarily due to decreases in the usage of restaurant supplies and in administrative expenses at Company-operated restaurants.

General and administrative:

General and administrative expenses, as a percentage of total revenues, increased 0.1 percentage points compared to the third quarter of 2003 and increased 0.3 percentage points over the year-to-date period. The increase is primarily due to increased incentive costs, partially offset by reduced home office expenses.

Depreciation and amortization:

Depreciation and amortization expense decreased from 5.2 percent of sales in the third quarter of 2003 to 4.9 percent of sales in 2004 and decreased from 5.5 percent of sales to 4.9 percent of sales for the year-to-date period ended October 3, 2004 as compared to the same period in 2003. This decrease is primarily due to the Company’s reduction in capital spending since 2001.

Interest, net:

Interest expense, as a percentage of total revenue, was flat compared to the third quarter of 2003 and decreased 0.3 percentage points compared to the year-to-date period primarily due to a reduction in the overall borrowings by the Company.

Provision for Disposition of Assets and Asset Write-Down:

During the quarter ended October 3, 2004, four separate hurricanes struck Florida where the Company has a significant concentration of stores. The Company recorded a provision for the disposition of assets of $38,000, which represents the net book value of specifically identifiable assets destroyed during the hurricanes. All other costs associated with the hurricanes, including repairs and capital replacements, are estimated to be approximately $300,000. Of this amount, the Company estimates that approximately $160,000 consists of capital items that will be included in 2004 capital spending. The remaining costs were expensed to the income statement during the third quarter.

Also, during the quarter, the Company entered into a contract to sell one restaurant property. This sale closed on October 15, 2004. The Company will record a net gain of approximately $400,000 on the sale during the fourth quarter.

During the second quarter, the Company sold one property and recorded a net gain of $81,000. The Company also completed the sale of one property that was under contract on April 18, 2004. A loss of $356,000 on this property was recognized in the first quarter.

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

Other, net:

Other income, as a percentage of total revenue, increased slightly compared to the third quarter of 2003.

Provision for Income Taxes:

The effective tax rate for the third quarter and year-to-date periods was 32.4% and 32.5%, respectively. The effective tax rate increased significantly over the comparable prior year periods due to the fact that the impact of certain tax credits, which primarily result from excess FICA taxes paid on server tip income that exceeds minimum wage, was reduced as a result of the increase in current year pretax income.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary sources of funding during the quarter were cash flows from operating activities. The principal uses of cash during the quarter were capital lease payments and capital expenditures. Capital expenditures for the third quarter of 2004 were $2,343,000 compared to $1,768,000 for the third quarter of 2003. Capital expenditures in 2004 consisted primarily of capital required to remodel and upgrade existing restaurants and expand operations at our manufacturing facility. The Company’s capital budget for 2004 is $15.0 million and includes plans to open no new Company-operated restaurants.

As of October 3, 2004, the Company has a secured $25,000,000 revolving line of credit facility (the “Credit Facility”) with a sub-limit for up to $7,500,000 of letters of credit. All amounts under the Credit Facility bear interest at floating rates based on the agent’s base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is collateralized by a first priority lien on substantially all of the assets of the Company. The maturity date of the Credit Facility is January 1, 2005. Currently, the Company is negotiating with the Lender to extend the term of the Credit Facility, which the Company anticipates completing before expiration of the Credit Facility. As of October 3, 2004, there were no borrowings and approximately $5,968,000 of letters of credit outstanding under the Credit Facility.

At April 20, 2003, we failed to meet the criteria of one of the financial covenants of the Credit Facility. On May 14, 2003, the Company executed an amendment to the Credit Facility that waived the April 20, 2003 covenant violation, reduced the requirements of the financial covenants and lowered the total amount available under the Credit Facility from $40,000,000 to $25,000,000. The Company executed an amendment to the Credit Facility on March 25, 2004 that reduced the requirements of the financial covenants at the end of the first quarter 2004 and thereafter. Effective June 16, 2004, the Company executed an amendment to the Credit Facility that increased the sub-limit of letters of credit from $5,000,000 to $7,500,000. As of October 3, 2004, the Company was in compliance with the requirements of the financial covenants.

On November 15, 2001, the Company elected to begin accruing cash interest on its 11.25% Senior Discount Notes (the “Notes”). Cash interest is payable semi-annually on May 15 and November 15. On May 15, 2003 the Company paid $8,383,000 in principal of the Notes at a redemption price of 105.625% of the face amount of the Notes. The principal balance of the Notes on October 3, 2004 was $18,009,000.

TRC is a wholly-owned subsidiary of RHC. The common shares of RHC not owned by Mr. Smith are subject to an option requiring RHC to redeem the shares at any time after December 22, 2004 at fair market value (the “Put”). As of October 3, 2004, these shares represented 30% of the outstanding common stock of RHC. As of December 28, 2003, the estimated fair market value of the Put was $4,650,000. RHC has a management fee agreement dated as of December 22, 1999, with BBV whereby BBV provides certain consulting services to RHC. In consideration for these services, a fee of $250,000 accrues annually and is payable by RHC on December 22, 2004.

Additionally, RHC issued 50,000 shares of non-voting preferred stock on December 22, 1999. The preferred stock is mandatorily redeemable for $1,000 per share (the “Liquidation Value”) plus all accrued but unpaid dividends, if any, on December 22, 2006. Preferred dividends of 8% per annum of the Liquidation Value of each share are payable quarterly. As of October 3, 2004, approximately $23,017,000 of in-kind dividends had been paid through the issuance of additional shares of preferred stock. Assuming a continuation of in-kind dividends, the redemption price on December 22, 2006 is estimated to be $87,044,000. The holders of preferred stock are entitled to be paid in cash the Liquidation Value of each share of preferred stock before any payments are made to any holders of common stock. The preferred stock is redeemable at the option of the Company at any time prior to the mandatory redemption date at the Liquidation Value.

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

Insurance Reserves:

We are self-insured up to certain limits for costs associated with workers’ compensation claims, property claims and benefits paid under employee health care programs. At October 3, 2004 and December 28, 2003, we had total self-insurance accruals reflected in our balance sheet of approximately $4.7 million.

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

ITEM 4. CONTROLS AND PROCEDURES

     As of October 3, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of October 3, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

THE RESTAURANT COMPANY
DATE: November 15, 2004	BY: /s/ Michael P. Donahoe
Michael P. Donahoe
Executive Vice President, Chief Financial Officer and Director