Form 10-K
period 2004-12-26
RESTAURANT CO
filed 2005-06-10
CIK 1047040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

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

PART I
PART II
CONSOLIDATED STATEMENTS OF INCOME
NOTES TO FINANCIAL STATEMENTS
QUARTERLY FINANCIAL INFORMATION
PART IV
SIGNATURES
EX-10.17 SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
EX-10.18 EMPLOYMENT AGREEMENT
EX-10.19 2004 CORPORATE ANNUAL INCENTIVE PLAN
EX-10.20 DEFERRED COMPENSATION PLAN
EX-31.1 CERTIFICATION OF THE CEO
EX-31.2 CERTIFICATION OF THE CFO

PART I

Item 1. Business.

General. The Restaurant Company (the “Company,” “Perkins,” or “TRC”) is a wholly-owned subsidiary of The Restaurant Holding Corporation (“RHC”). TRC conducts business under the name “Perkins Restaurant and Bakery”. TRC is also the sole stockholder of TRC Realty LLC, The Restaurant Company of Minnesota (“TRCM”) and Perkins Finance Corp. RHC is owned principally by Donald N. Smith (“Mr. Smith”), TRC’s Chairman and Chief Executive Officer, and BancBoston Ventures, Inc. (“BBV”). Mr. Smith is also the Chairman of Friendly Ice Cream Corporation (“FICC”), which operates and franchises approximately 535 restaurants, located primarily in the northeastern United States. Additional information may be found on our website, www.perkinsrestaurants.com. We make available on our website our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and all exhibits to those reports free of charge as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. TRC was incorporated in 1985 under the laws of the State of Delaware.

Operations. We operate and franchise mid-scale full service restaurants, which serve a wide variety of high quality, moderately priced breakfast, lunch and dinner entrees. Our restaurants are open seven days a week except Christmas Day and some are open 24 hours a day. As of December 26, 2004, entrees served in Company-operated restaurants ranged in price from $2.99 to $11.99 for breakfast, $5.99 to $11.99 for lunch and $5.49 to $11.99 for dinner. On December 26, 2004, there were 486 full-service restaurants in our system, of which 153 were Company-operated restaurants and 333 were franchised restaurants. The restaurants operate under the names “Perkins Restaurant and Bakery,” “Perkins Family Restaurant,” “Perkins Family Restaurant and Bakery,” or “Perkins Restaurant” and the mark “Perkins”. The restaurants are located in thirty-four states with the largest number in Minnesota, Florida, Pennsylvania, Ohio and Wisconsin (see Significant Franchisees). We have sixteen franchised restaurants in Canada.

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

We also offer cookie doughs, muffin batters, pancake mixes, pies and other food products for sale to our Company-operated restaurants and franchised restaurants and bakery and food service distributors through Foxtail Foods (“Foxtail”), our manufacturing division. Sales of products from this division to Perkins franchisees and other third parties constituted approximately 11.3% of our total revenues in 2004, 10.3% in 2003 and 10.1% in 2002.

Franchised restaurants operate pursuant to license agreements generally having an initial term of 20 years, and pursuant to which a royalty fee (4% of gross sales) and an advertising contribution (3% of gross sales) are paid. Franchisees pay a non-refundable one-time license fee of $40,000 for each of their first two restaurants. Franchisees opening their third and subsequent restaurants pay a one-time license fee of between $25,000 and $50,000 depending on the level of assistance provided by us in opening the restaurant. Typically, franchisees may terminate license agreements upon a minimum of 12 months prior notice and upon payment of specified liquidated damages. Franchisees do not typically have express renewal rights. In 2004, average annual royalties earned per franchised restaurant were approximately $63,000. The following number of license agreements are scheduled to expire in the years indicated: 2005 — twelve; 2006 – six; 2007 – thirteen; 2008 – eleven; 2009 — fourteen. Upon the expiration of license agreements, franchisees typically apply for and receive new license agreements. Franchisees pay a license agreement renewal fee of $5,000 to $7,500.

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

System Development. We opened no Company-operated restaurants in 2004 or 2003. Nine new franchised restaurants opened during 2004 and eight new franchised restaurants opened in 2003. During 2003, we entered into a lease agreement to operate two franchisee restaurants for a period of five years. Three Company-operated restaurants were closed in 2004 and one was closed in 2003. In addition to the two franchise restaurants operating under Company management, thirteen franchised restaurants were closed in 2004 and twelve were closed in 2003.

Research and Development. Each year, we develop and test a wide variety of products in our 3,000 square foot test kitchen in Memphis, Tennessee. New products undergo extensive development and consumer testing to determine acceptance. While this effort is an integral part of our overall operations, it was not a material expense in 2004 or 2003. In addition, we spent approximately $389,000 and $340,000 conducting consumer research in 2004 and 2003, respectively.

Significant Franchisees. As of December 26, 2004, three franchisees, otherwise unaffiliated with the Company, owned 92 of the 333 franchised restaurants. These franchisees operated 41, 29 and 22 restaurants, respectively. Thirty-eight of these restaurants are located in Pennsylvania, 26 are located in Ohio and the remaining 28 are located across Wisconsin, Nebraska, Florida, Tennessee, New Jersey, Minnesota, South Dakota, Kentucky, Maryland, New York, Virginia, North Dakota, South Carolina and Michigan. During 2004, these three franchisees provided royalties and license fees of $2,431,000, $1,561,000 and $1,476,000, respectively.

Franchise Guarantees. During 2000, the Company entered into an agreement to guarantee fifty percent of borrowings up to a total guarantee of $1,500,000 for use by a franchisee to remodel and upgrade existing restaurants. As of December 26, 2004, $3,000,000 in borrowings was outstanding under this agreement of which the Company guaranteed $1,500,000. Under the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, this guarantee has been determined by the Company not to be a variable interest in the franchisee.

Service Fee Agreements. Our predecessors entered into arrangements with several different parties which have reserved territorial rights under which specified payments are to be made by us based on a percentage of gross sales from certain restaurants and for new restaurants opened within certain geographic regions. During 2004, we paid an aggregate of $2,656,000 under such arrangements. Three such agreements are currently in effect. Of these, one expires in the year 2075, one expires upon the death of the beneficiary and the remaining agreement remains in effect as long as we operate Perkins Restaurants and Bakeries in certain states.

Source of Materials. Essential supplies and raw materials are available from several sources, and we are not dependent upon any one source for our supplies or raw materials.

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

Competition. Our business and the restaurant industry in general are highly competitive and are often affected by changes in consumer tastes and eating habits, by local and national economic conditions and by population and traffic patterns. We compete directly or indirectly with all restaurants, from national and regional chains to local establishments, based on a variety of factors, which include price, quality, service, menu selection, convenience and location. Some of our competitors are corporations that are much larger than us and have substantially greater capital resources at their disposal. In addition, in some markets, primarily in the northeastern United States, Perkins and FICC operate restaurants that compete with each other.

Employees. As of December 26, 2004, we employed approximately 8,400 persons. Approximately 425 of these were administrative and manufacturing personnel and the balance were restaurant personnel. Approximately 60% of the restaurant personnel are part-time employees. We compete in the job market for qualified restaurant management and operational employees. We maintain ongoing restaurant management training programs and have on our staff full-time restaurant training managers and a training director. We believe that our restaurant management compensation and benefits package compares favorably with those offered by our competitors. None of our employees are represented by a union.

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

Item 2. Properties.

The following table lists the location of each of the full-service Company-operated and franchised restaurants in the Perkins system as of December 26, 2004. The table excludes one limited service Perkins Express located in Utah.

Number of Restaurants

	Company-
	Operated	Franchised	Total
Arizona	—	1	1
Arkansas	—	4	4
Colorado	8	4	12
Delaware	—	1	1
Florida	36	25	61
Georgia	—	1	1
Idaho	—	8	8
Illinois	7	—	7
Indiana	—	7	7
Iowa	16	3	19
Kansas	3	4	7
Kentucky	—	4	4
Maryland	—	2	2
Michigan	7	2	9
Minnesota	37	35	72
Missouri	7	1	8
Montana	—	8	8
Nebraska	—	10	10
New Jersey	—	13	13
New York	—	13	13
North Carolina	—	3	3
North Dakota	3	5	8
Ohio	—	47	47
Oklahoma	2	—	2
Pennsylvania	8	50	58
South Carolina	—	4	4
South Dakota	—	10	10
Tennessee	4	11	15
Virginia	—	3	3
Washington	—	6	6
West Virginia	—	1	1
Wisconsin	15	27	42
Wyoming	—	4	4
Canada	—	16	16

Total	153	333	486

Most of the restaurants feature a distinctively styled brick or stucco building. Our restaurants are predominantly single-purpose, one-story, free-standing buildings averaging approximately 5,000 square feet, with a seating capacity of between 90 and 250 customers.

The following table sets forth certain information regarding Company-operated restaurants and other properties, as of December 26, 2004:

	Number of Properties(1)
Use	Owned	Leased	Total
Offices and Manufacturing Facilities(2)	1	10	11
Perkins Restaurant and Bakery(3)	67	86	153

(1) In addition, we lease nine properties, all of which are subleased to others. We also own four properties, three of which are leased to others and one that is vacant.

(2) Our principal office is located in Memphis, Tennessee, and currently comprises approximately 50,000 square feet under a lease expiring on May 31, 2013, subject to a renewal by us for a maximum of 60 months. We also own a 25,149 square-foot manufacturing facility in Cincinnati, Ohio, and lease two other properties in Cincinnati, Ohio, consisting of 36,000 square feet and 120,000 square feet, for use as manufacturing facilities.

(3) The average term of the remaining leases is approximately eight years, excluding renewal options. The longest lease term will mature in approximately 40 years and the shortest lease term will mature in less than 1 year, assuming the exercise of all renewal options.

The Revolving Credit Facility is collateralized by a first priority lien on substantially all of the assets of the Company.

Item 3. Legal Proceedings.

We are a party to various legal proceedings in the ordinary course of business. We do not believe that these proceedings, either individually or in the aggregate, are likely to have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to Vote of Shareholders.

Not applicable.

[Intentionally Left Blank]

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Market information.

No established public market exists for our equity securities.

     Holders.

As of December 26, 2004, there was 1 Stockholder of record.

     Dividends.

A distribution of $1,250,000 was declared and paid during 2004. No dividends or distributions were declared or paid during 2003. TRC’s credit agreements and indentures governing its debt securities restrict our ability to pay dividends or distributions to our equity holders.

     Purchases of Equity Securities.

Not applicable.

[Intentionally Left Blank]

Item 6. Selected Financial Data.

THE RESTAURANT COMPANY AND SUBSIDIARIES
SELECTED FINANCIAL AND OPERATING DATA
(In Thousands, Except Number of Restaurants)

The following financial and operating data should be read in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations and the audited financial statements included elsewhere in this Annual Report on Form 10-K.

We have restated our previously reported consolidated financial statements for 2003 and 2002 and our Selected Financial Data for 2001 and 2000 for the adjustments discussed in Note 2 of Notes to the Consolidated Financial Statements of Item 8: Financial Statements and Supplementary Data, which is included in this Annual Report on Form 10-K.

	2004	2003	2002	2001(c)	2000(c)
		(Restated)	(Restated)	(Restated)	(Restated)
Income Data:
Revenues	$341,341	$332,642	$337,456	$329,709	$336,244
Income (Loss) from continuing operations	$6,805	$3,463	$3,195	$(404)	$3,944
Loss from discontinued operations	$—	$(96)	$(1,195)	$(378)	$—
Balance Sheet Data:
Total Assets	$202,498	$195,702	$198,234	$210,677	$210,307
Long-Term Debt and Capital Lease Obligations (a)	$148,546	$148,878	$151,349	$174,775	$171,149
Distributions	$1,250	$—	$—	$—	$626
Statistical Data:
Full-service Perkins Restaurants in Operation at End of Year:
Company-Operated (b)	153	156	155	153	145
Franchised (b)	333	337	343	344	345

Total	486	493	498	497	490
Average Annual Sales Per Company-Operated Restaurant (b)	$1,824	$1,795	$1,851	$1,910	$1,937
Average Annual Royalties Per Franchised Restaurant (b)	$63.3	$61.4	$61.2	$62.1	$63.8

(a)	Net of current maturities of $331, $466, $9,489, $1,030 and $971.

(b)	Excludes two Company-operated Sage Hen Cafes (closed in 2002) and one franchised Perkins Express.

(c)	The restatement described in Note 2 to the consolidated financial statements included in Item 8 herein decreased revenues, increased loss from continuing operations and decreased the benefit from income taxes in 2001 by $795, $292 and $177, respectively. In 2000, the restatement adjustments increased depreciation and rent expense, in the aggregate, by $144 and decreased the provision for income taxes by $54. The cumulative effect of the restatement resulted in a decrease to total assets of $2 and an increase in accumulated deficit of $223 at December 31, 1999.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies, of TRC. This discussion should be read in conjunction with the accompanying audited financial statements, which include additional information about our significant accounting policies and practices and the transactions that underlie our financial results.

The key factors that affect our operating results are comparable restaurant sales, which are driven by comparable customer counts and check average, and our ability to manage operating expenses such as food cost, labor and benefits and other costs.

Except as otherwise indicated, references to years mean our fiscal year ended December 26, 2004, December 28, 2003 or December 29, 2002.

RESTATEMENT OF FINANCIAL STATEMENTS

Restatement of Previously Issued Consolidated Financial Statements –

Lease Accounting

We began a review of our lease accounting policies following announcements beginning in December 2004 that several restaurant companies were revising their accounting practices for leases. As a result of our review, we determined that the amortization of leasehold improvements was not in accordance with accounting principles generally accepted in the United States. In addition, we determined that there were errors in the computation of rental expense and deferred rents, which were primarily caused by the improper determination of the commencement date of certain lease terms and improper straight-line rentals of certain restaurants.

We identified certain situations where leasehold improvements were being amortized over their useful life rather than the shorter of the lease term, as defined in FAS 13, as amended, or their useful life. The lease term includes the non-cancelable term of the lease plus any renewal options where renewals are reasonably assured of exercise as determined at inception of the lease. Renewals are reasonably assured of exercise if failure to renew the lease would impose an economic penalty to the lessee. As the Company has determined that in most cases renewals are not reasonably assured of exercise, the initial non-cancelable lease term, generally 20 years, represent the lease term, as defined. Historically, the Company maintained a policy for recognizing straight-line rentals over the initial lease term commencing when rental payments were due. The Company corrected its accounting to report rental expense over the lease term commencing on the date that the Company obtains control over the asset to be leased. The restatement adjustments correct (i) the depreciation expense for the applicable period and accumulated depreciation on the balance sheet to reflect the amortization of the lease related assets over the shorter of their useful life or the lease term and (ii) the determination of rental expense over the lease term commencing when the Company has control over the property to be leased.

As a result of our review of lease accounting, we revalued the assumed liabilities at the date of the purchase accounting date (December 22, 1997) related to lease obligations. The Company had incorrectly recorded the deferred rent liability, as recorded on the acquiree’s financial statements, rather than eliminating this liability. The impact of these restatement adjustments reduced goodwill and increased accumulated deficit by $503,000.

The restatement adjustments correct our historical accounting for leases and had no impact on revenues, comparable store sales or net operating cash flows. The impact of the restatement adjustments, net of tax effects, reduced net income by $161,000, $167,000, and $90,000 for 2003, 2002, and 2000, respectively and increased net loss by $86,000 in 2001. We have restated our consolidated balance sheet at December 28, 2003 and the consolidated statements of income, stockholder’s equity and cash flows for the years ended December 28, 2003 and December 29, 2002. The effects of the restatement adjustments are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Discontinued Operations

Additionally, we restated our 2002 and 2003 financial statements to correctly classify the closure of two Sage Hen restaurants as discontinued operations. Previously, the Company had presented the disposition of these components within income from continuing operations. The effect of this restatement is to reclassify as discontinued operations the operations of the two Sage Hen restaurants as well as the charges associated with closing the restaurants in 2002. In 2003, the Company recorded an additional charge to discontinued operations, which represents a change in estimate related to the continuing lease obligation for one of the restaurants. This change in estimate had previously been reflected within continuing operations and has been restated to be classified within discontinued operations. These restatement adjustments reclassify revenues and expenses between continuing operations and discontinued operations and have no impact on reported net income for 2002 and 2003. Note 18 of Notes to Consolidated Financial Statements in Item 8 of this report provides additional information regarding discontinued operations.

We did not amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement adjustments.

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

Concentration of Credit Risk:

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of franchisee and Foxtail accounts receivable. We perform ongoing credit evaluations of our franchisee and Foxtail customers and generally require no collateral to secure accounts receivable. The credit review is based on both financial and non-financial factors. Based on this review, we provide for estimated losses for accounts receivable that are not likely to be collected. Although we maintain good relationships with our franchisees, if average sales or the financial health of significant franchisees were to deteriorate, we may have to increase our reserves against collection of franchise revenues.

Insurance Reserves:

We are self-insured up to certain limits for costs associated with workers’ compensation claims, property claims and benefits paid under employee health care programs. At December 26, 2004 and December 28, 2003, we had total self-insurance accruals reflected in our balance sheet of approximately $5.7 million and $4.7 million, respectively.

The measurement of these costs required the consideration of historical loss experience and judgments about the present and expected levels of cost per claim. We account for the worker’s compensation costs primarily through actuarial methods, which develop estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet date. We account for benefits paid under employee health care programs using historical lag information as the basis for estimating expenses incurred as of the balance sheet date.

We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. However, the use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved and the length of time until the ultimate cost is known. We believe that our recorded obligations for these expenses are consistently measured on an appropriate basis. Nevertheless, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities.

Long-Lived Assets:

The restaurant industry is capital intensive. We have approximately 55% of our total assets invested in property and equipment. We capitalize only those costs that meet the definition of capital assets under generally accepted accounting principles. Accordingly, repairs and maintenance costs that do not extend the useful life of the asset are expensed as incurred.

The depreciation of our capital assets over their estimated useful lives (or in the case of leasehold improvements, the lesser of their estimated useful lives or lease term), and the determination of any salvage values, requires management to make judgments about future events. Because we utilize many of our capital assets over relatively long periods (20 – 30 years for our restaurant buildings), we periodically evaluate whether adjustments to our estimated lives or salvage values are necessary. The accuracy of these estimates affects the amount of depreciation expense recognized in a period and, ultimately, the gain or loss on the disposal of the asset. Historically, gains and losses on the disposition of assets have not been significant. However, such amounts may differ materially in the future based on restaurant performance, technological obsolescence, regulatory requirements and other factors beyond our control.

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

During 2004, we determined that impairment existed with respect to three company owned restaurants. This determination was made based on our projections that the future cash flows of these restaurants would not exceed the present carrying value of the assets. Accordingly, we recorded an impairment charge of approximately $604,000 to adjust the assets of these restaurants to fair value. Additionally, we recorded an impairment charge of $136,000 related to intangible assets on specifically identifiable franchise locations that are no longer in operation.

We utilize operating leases to finance a significant number of our restaurant properties. Over the years, we have found these leasing arrangements to be favorable from a cash flow and risk management standpoint. Such arrangements typically shift the risk of loss on the residual value of the assets at the end of the lease period to the Lessor. As discussed in “Capital Resources and Liquidity” and in Note 5 to the accompanying audited financial statements, at December 26, 2004, we had approximately $70 million (on an undiscounted basis) of future commitments for operating leases.

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

We have approximately $30 million of intangible assets on our balance sheet resulting from the acquisition of businesses. New accounting standards adopted in 2002 require that we review these intangible assets for impairment on an annual basis and cease all goodwill amortization. The adoption of these new rules did not result in an impairment of our recorded intangible assets. The annual evaluation of intangible asset impairment, performed in the period following our year end, requires the use of estimates about the future cash flows of each of our reporting units to determine their estimated fair values. Changes in forecasted operations and changes in discount rates can materially affect these estimates. However, once an impairment of intangible assets has been recorded, it cannot be reversed.

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

ACQUIRED RESTAURANT OPERATIONS

Effective December 1, 2003, we leased two restaurants from a franchisee in Florida for a period of five years. These restaurants’ operations for 2004 and the last four-week period of 2003 are included in the accompanying financial statements. Also effective December 1, 2003, we entered into a management contract to operate one franchisee restaurant located in Florida for a period of one year. This contract was renewed during 2004 for an additional one-year period. In accordance with the contract, we will operate the store and are responsible for the profit or loss generated by the store. This contract did not meet the accounting requirements for consolidation into our financial statements. Therefore, only our management fee income or expense related to this restaurant’s profit or loss is recorded in the Franchise segment of our financial statements.

SYSTEM DEVELOPMENT

We opened no new Company-operated restaurants and nine franchised restaurants in 2004. We plan to open one new Company-operated restaurant and up to thirteen franchised restaurants in 2005.

MANAGEMENT’S OUTLOOK

We believe that the overall economy will continue a period of sustained growth in 2005. We expect the economic environment to have a positive impact on our guest visits and our overall profitability. Consistent with 2004, we will continue focusing on managing restaurant costs and providing quality food and service on a consistent basis. It is our belief that the above factors will allow us to begin to expand our number of restaurants over the next several years.

On March 21, 2005, RHC announced that it had retained an investment bank to help RHC explore and evaluate a variety of financial and strategic alternatives for the Perkins Restaurant and Bakery chain. We believe that consummating a strategic transaction will best allow us to take advantage of our full potential.

RESULTS OF OPERATIONS

Overview:
Our 2004 results reflect improved overall performance that was consistent with the recovery in the economy. However, we still face continued challenges due to the slower economic recovery in certain Midwest states and increased competition in certain key markets. Over the past year, our available cash has increased through our continued focus on cost control and restaurant management efforts. We believe that this strategy will allow us to begin to expand our number of restaurants once the economy, particularly the tourism and hospitality sectors, experiences sustained growth. The following table sets forth all revenues, costs and expenses as a percentage of total revenues for the periods indicated for revenue and expense items included in the consolidated statements of operations.

	December	December	December
	26, 2004	28, 2003	29, 2002
		(Restated)(1)	(Restated)(1)
Revenues:
Food sales	93.7%	93.5%	93.4%
Franchise revenues and other	6.3	6.5	6.6

Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of sales (excluding depreciation shown below):
Food cost	27.4	26.9	25.9
Labor and benefits	32.3	33.1	32.7
Operating expenses	18.9	19.3	19.5
General and administrative	9.1	8.7	9.1
Depreciation and amortization	4.9	5.4	6.3
Provision for (benefit from) disposition of assets, net	—	0.1	(0.2)
Lease termination	—	0.2	—
Asset write-down	0.2	0.1	0.5
Interest, net	4.7	4.9	5.3
Other, net	(0.3)	—	(0.2)

Total costs and expenses	97.2	98.7	98.9

Income from continuing operations before income taxes	2.8	1.3	1.1
Provision for income taxes	(0.8)	(0.3)	(0.2)

Income from continuing operations	2.0%	1.0%	0.9%

1)	We have restated our previously reported financial statements as discussed in Note 2 to the Consolidated Financial Statements of Item 8: Financial Statements and Supplementary Data,which is included in this Annual Report on Form 10-K.

Income from continuing operations for 2004 was $6.8 million versus $3.5 million in 2003 and $3.2 million in 2002. Pre-tax income from continuing operations for 2004 included a net loss of $0.6 million related to asset dispositions and write-downs. Pre-tax income from continuing operations for 2003 included a net loss of $1.6 million related to asset dispositions, write-downs and a lease termination. Pre-tax income from continuing operations for 2002 included a net loss of $0.9 million related to asset dispositions and write-downs.

Year Ended December 26, 2004 Compared to Year Ended December 28, 2003

Revenues:

Total revenues increased 2.6% over 2003 due primarily to increased restaurant food sales and increased Foxtail sales outside the Perkins system.

Food sales at Company-operated restaurants increased 1.6%. The increase can be attributed to an increase in comparable restaurant sales of 1.0%. Comparable restaurant sales increased primarily due to a 3.9% increase in check average, partially offset by a decrease in comparable customer visits of 2.9%. Slower than expected economic recovery in key Midwestern states and increased competition in certain key markets contributed to the decrease in comparable customer visits. The decrease in comparable customer visits was partially offset by an increase in the guest check average due to menu mix shifts and cumulative price increases.

Revenues from Foxtail increased approximately 12.6% over 2003 and constituted 11.3% of our total 2004 revenues. In order to ensure consistency and availability of our proprietary products to each restaurant in the system, Foxtail offers cookie doughs, muffin batters, pancake mixes, pies and other food products to Company-operated and franchised restaurants through food service distributors. Additionally, it produces a variety of non-proprietary products for sale in various retail markets. Sales to Company-operated restaurants are eliminated in the accompanying statements of operations. The increase noted above can be attributed to growth in sales outside of the Perkins system.

Franchise revenues, which consist primarily of franchise royalties and initial license fees, increased 1.3% from the prior year. Royalty revenues increased due to an increase in comparable sales, partially offset by a decline in the average number of franchise restaurants by 6.7 restaurants. Initial franchise license fees increased as a result of nine franchise restaurants opening in 2004 versus eight in 2003.

Costs and Expenses:

Food cost:

In terms of total revenues, food cost increased 0.5 percentage points from 2003. Restaurant division food cost expressed as a percentage of restaurant division sales decreased 0.7 percentage points. The current year decrease was primarily due to the impact of selective menu price increases and decreased discounting, which was partially offset by increased commodity costs. Commodity costs during 2004 increased 1.3 percentage points over 2003, primarily due to increases in beef, pork, dairy and eggs. Overall menu price increases realized during 2004 were approximately 3.2%, which positively impacted food cost by 0.8 percentage points.

The cost of Foxtail sales, in terms of total Foxtail revenues, increased approximately 4.5 percentage points, as a result of production inefficiencies associated with the start up of the expanded pie plant and continued increases in raw materials costs. As a manufacturing operation, Foxtail typically has higher food costs as a percent of revenues than the Company’s restaurants.

Labor and benefits:

Labor and benefits expense, as a percentage of total revenues, decreased 0.8 percentage points over 2003. Increased productivity partially offset by an increase in wage rates and employee insurance costs favorably impacted restaurant labor and benefits. Foxtail labor and benefits increased 1.7% from 2003 primarily due to production inefficiencies associated with the start up of the expanded pie plant.

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

As a percentage of revenues, Foxtail labor and benefit charges are significantly lower than the Company’s restaurants. If Foxtail’s third party business were to become a more significant component of the Company’s total operations, labor and benefits expense, expressed as a percent of total revenue, likely would decrease.

Operating expenses:

Operating expenses, expressed as a percentage of total revenues, decreased 0.4 percentage points from 2003.

Restaurant division operating expenses expressed as a percentage of restaurant sales decreased 0.5 percentage points, primarily the result of a decrease in restaurant supplies, repairs and maintenance and local store marketing expenses.

Foxtail expenses, expressed as a percentage of Foxtail revenue, increased 1.2 percentage points, primarily due to increased utility costs.

Franchise division operating expenses, expressed as a percentage of franchise revenues, decreased 1.5 percentage points compared to the prior year. Reduced expenses under franchise service fee agreements, investment spending for advertising in select franchised markets and other franchise related spending contributed to the decrease.

General and administrative:

General and administrative expenses increased to 9.1% of total revenues in 2004 from 8.7% of total revenues in 2003. The increase is primarily attributable to increased incentive costs.

Depreciation and amortization:

Depreciation and amortization decreased approximately 7.4% from 2003 due to the Company’s continued reduction in capital spending since 2001.

Provision for/Benefit from disposition of assets:

During 2004, the Company recorded a net gain of $109,000 related to the disposition of assets.

Asset write-down:

During 2004, we determined that impairment existed with respect to three company owned restaurants. This determination was made based on our projections that the future cash flows of these restaurants would not exceed the present carrying value of the assets. Accordingly, we recorded an impairment charge of approximately $604,000 to adjust the assets of these restaurants to net realizable value. Additionally, we recorded an impairment charge of $136,000 related to intangible assets on specifically identifiable franchise locations that ceased operations.

Interest, net:

Net interest expense decreased from 4.9% to 4.7% of revenues. The decrease is the result of reduced average borrowings by the Company during 2004.

Provision for income taxes:

The provision for income taxes in 2004 was $2.6 million. Our effective tax rate attributable to continuing operations was 27.8% in 2004 and 17.1% in 2003. The effective tax rate in 2004 was higher than in 2003 because federal income tax credits were relatively flat as compared to 2003 yet 2004 operating income was higher than in 2003. The 2004 effective tax rate was favorably impacted primarily by credits resulting from excess FICA taxes paid on server tip income that exceeds minimum wage. The effective tax rate is lower than the statutory U.S. federal tax rate primarily due to the utilization of these credits. For 2005, we expect the effective tax rate to be approximately 28.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

Year Ended December 28, 2003 Compared to Year Ended December 29, 2002

Revenues:

Total revenues decreased 1.4% over 2002 due primarily to decreased restaurant food sales.

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

Franchise revenues, which consist primarily of franchise royalties and initial license fees, decreased 1.9% from the prior year. Royalty revenues decreased due to a decrease in comparable sales and a decline in the average number of franchise restaurants by 5.3 restaurants. Initial franchise license fees decreased as a result of eight franchise restaurants opening in 2003 versus seventeen in 2002.

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

Labor and benefits:

Labor and benefits expense, as a percentage of total revenues, increased 0.4 percentage points over 2002. Increased employee insurance and workers’ compensation costs, a moderate increase in wage rates and a drop in productivity impacted restaurant labor and benefits. Foxtail labor and benefits were flat compared to 2002.

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

As a percentage of revenues, Foxtail labor and benefit charges are significantly lower than the Company’s restaurants. If Foxtail’s third party business were to become a more significant component of the Company’s total operations, labor and benefits expense, expressed as a percent of total revenue, likely would decrease.

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

Depreciation and amortization:

Depreciation and amortization decreased approximately 14.9% from 2002 due to the Company’s continued reduction in capital spending since 2001.

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

Interest, net:
Net interest expense decreased from 5.3% to 4.9% of revenues. The decrease is the result of reduced average borrowings by the Company during 2003, primarily due to the payment of $8.4 million of accreted interest on the Discount Notes (defined below) at a redemption price of 105.625% and reduced borrowings on the Credit Facility.

Other:
Other income decreased approximately $100,000. This decrease is due primarily to a reduction in rental income from properties subleased to others.

Provision for/Benefit from income taxes:
The provision for income taxes attributable to continuing operations in 2003 was $715,000. Our effective tax rate attributable to continuing operations was 17.1% in 2003 and 12.7% in 2002. The 17.1% effective tax rate in 2003 was higher than in 2002 due to the fact that 2003 operating income was higher and federal income tax credits were relatively flat as compared to 2002. Also, we experienced a $140,000 reduction in state deferred tax assets due to jurisdiction tax changes. The 2003 effective tax rate was favorably impacted primarily by credits resulting from excess FICA taxes paid on server tip income that exceeds minimum wage. The effective tax rate is lower than the statutory U.S. federal tax rate and the 2002 effective tax rate primarily due to the utilization of these credits.

CAPITAL RESOURCES AND LIQUIDITY

Our primary sources of funding during 2004 were cash provided by operations and proceeds from the sale of property and equipment. The principal uses of cash during the year were capital expenditures and a distribution to RHC. Capital expenditures consisted primarily of equipment purchases for Foxtail, capital improvements and costs related to remodels of existing restaurants.

The following table summarizes capital expenditures for each of the past three years (in thousands).

	2004	2003	2002
New restaurants	$—	$32	$2,781
Capital Improvements	3,944	5,053	5,214
Remodeling and reimaging	920	1,378	3,510
Manufacturing	3,549	1,107	389
Other	3,461	2,170	1,524

Total Capital Expenditures	$11,874	$9,740	$13,418

Our capital budget for 2005 is $12.6 million and includes plans to open one new Company-operated restaurant. The primary source of funding for these expenditures is expected to be cash provided by operations. Capital spending could vary significantly from planned amounts as certain of these expenditures are discretionary in nature.

RHC’s principal source of liquidity is dividends and other distributions from TRC. RHC is subject to a Put option, which may require a significant distribution in 2005, to the extent permitted. For additional details, please see the Cash Contractual Obligations and Off-Balance Sheet Arrangements section below.

The Company has a secured $25,000,000 revolving line of credit facility (the “Credit Facility”) with a sub-limit for up to $7,500,000 of letters of credit. All amounts under the Credit Facility bear interest at floating rates based on the agent’s base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is collateralized by a first priority lien on substantially all of the assets of the Company. As of December 26, 2004, there were no borrowings and approximately $5,968,000 of letters of credit outstanding under the Credit Facility. The letters of credit are primarily utilized in conjunction with our workers’ compensation programs.

At April 20, 2003, we failed to meet the criteria of one of the financial covenants of the Credit Facility. On May 14, 2003, the Company executed an amendment to the Credit Facility that waived the April 20, 2003 covenant violation, reduced the requirements of the financial covenants and lowered the total amount available under the Credit Facility from $40,000,000 to $25,000,000. The Company executed an amendment to the Credit Facility on March 25, 2004 that reduced the requirements of the financial covenants at the end of the first quarter 2004 and thereafter. Effective December 20, 2004, the Company executed an amendment to extend the maturity of the Credit Facility to January 12, 2006 and to simplify the financial covenants. At December 26, 2004, the Company was in compliance with the requirements of the financial covenants.

We have outstanding $130 million of 10.125% Unsecured Senior Notes (the “Notes”) due December 15, 2007. Interest on the Notes is payable semi-annually on June 15 and December 15. The Notes may be redeemed at any time at a redemption price of 101.688% through December 15, 2005, at which time the Notes may be redeemed at par.

We have outstanding $18 million of 11.25% Senior Discount Notes (the “Discount Notes”) maturing on May 15, 2008. On November 15, 2001, we elected to begin accruing cash interest on the Discount Notes. Cash interest is payable semi-annually on May 15 and November 15. On May 15, 2003, we redeemed $8.4 million in accreted interest of the Discount Notes at a redemption price of 105.625%. The Discount Notes may be redeemed at any time at a redemption price of 103.750% through May 15, 2005. On May 15, 2005, the redemption price decreases to 101.875%, and after May 15, 2006, the Discount Notes may be redeemed at par.

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

CASH CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Cash Contractual Obligations:

The following represents the contractual obligations and commercial commitments of the Company as of December 26, 2004 (in thousands):

	Payments Due by Period
	Total	2005	2006 - 2007	2008 - 2009	Thereafter
Long-term debt	$148,009	$—	$130,000	$18,009	$—
Capital lease obligations	989	398	478	113	—
Estimated interest payments	47,784	15,777	31,208	799	—
Operating lease obligations	70,317	9,055	17,222	14,027	30,013
Purchase commitments	66,160	65,060	1,100	—	—

Total	$333,259	$90,290	$180,008	$32,948	$30,013

Additionally, we have $5,968,000 of letters of credit outstanding under the Credit Facility. The letters of credit are primarily utilized in conjunction with our workers’ compensation programs. The letters of credit expire on December 28, 2005. It is our intent to reissue the letters of credit upon expiration.

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

In 1999, TRC Realty LLC leased an aircraft for use by both FICC and TRC. The operating lease expires in November 2009. During the third quarter of 2003, TRC Realty terminated its lease for the corporate aircraft. In accordance with the terms of the lease, TRC Realty was required to pay a Termination Value to the lessor upon termination of the lease. As a result, we incurred a loss of approximately $950,000 on the termination of the lease and disposal of assets related to the aircraft. Concurrently, TRC Realty entered into a new lease for a smaller and less expensive aircraft, which will be used solely by us.

During 2000, the Company entered into an agreement to guarantee fifty percent of borrowings up to a total guarantee of $1,500,000 for use by a franchisee to remodel and upgrade existing restaurants. As of December 26, 2004, there was $3,000,000 in borrowings outstanding under this agreement of which the Company guaranteed $1,500,000. Under the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, this guarantee has been determined by the Company not to be a variable interest in the franchisee.

Our predecessors entered into arrangements with several different parties which have reserved territorial rights under which specified payments are to be made by us based on a percentage of gross sales from certain restaurants and for new restaurants opened within certain geographic regions. During 2004, we paid an aggregate of $2,656,000 under such arrangements. Three such agreements are currently in effect. Of these, one expires in the year 2075, one expires upon the death of the beneficiary and the remaining agreement remains in effect as long as we operate Perkins Restaurants and Bakeries in certain states.

We are a wholly owned subsidiary of RHC. On March 21, 2005, RHC announced that it had retained an investment bank to help RHC explore and evaluate a variety of financial and strategic alternatives for the Perkins Restaurant and Bakery chain. The outstanding common shares of RHC not owned by Mr. Smith (the “Minority Shares”) are subject to an option to require RHC to redeem such shares at any time after December 22, 2004 at fair market value (the “Put”). As of December 31, 2004, the Minority Shares represented 30% of the outstanding common stock of RHC. By letter agreement, dated as of March 18, 2005, the holders of the Minority Shares agreed that they will not exercise the Put while RHC was exploring its strategic alternatives; however, if an agreement relating to a strategic transaction is not entered into by September 11, 2005 or a strategic transaction is not consummated by January 9, 2006, the holder’s right to exercise the Put will be reinstated. Under such letter agreement, RHC has agreed that if no strategic transaction is consummated within such time period and the holders of the Minority Shares exercise their Put rights thereafter, then RHC will, pursuant to the terms of the Put, complete the purchase of the Minority Shares put by the holders. RHC has waived its right under the terms of the Put to commence a sale of the company to complete such purchase, but this waiver would apply only to the first time the holders of Minority Shares exercise their Put rights.

RHC has a management fee agreement dated as of December 22, 1999, with BancBoston Ventures, Inc. (BBV) whereby BBV provides certain consulting services to RHC. In consideration for these services, a fee of $250,000 accrued annually through 2004 and $1,250,000 was paid by RHC on December 22, 2004. During 2004, we declared and paid a dividend to RHC in the amount of $1,250,000 for the purpose of paying the management fee to BBV. Our payment of this dividend was in compliance with the dividend restrictions under the Notes, the Discount Notes and the Credit Facility.

Additionally, RHC issued 50,000 shares of non-voting preferred stock on December 22, 1999. The preferred stock is mandatorily redeemable for $1,000 per share (the “Liquidation Value”) plus all accrued but unpaid dividends, if any, on December 22, 2006. Preferred dividends of 8% per annum of the Liquidation Value of each share are payable quarterly. As of December 26, 2004, approximately $24,357,000 of in-kind dividends had been paid through the issuance of additional shares of preferred stock. Assuming a continuation of in-kind dividends, the redemption price on December 22, 2006 is estimated to be $87,044,000. The holders of preferred stock are entitled to be paid in cash the Liquidation Value of each share of preferred stock before any payments are made to any holders of common stock. The preferred stock is redeemable at RHC’s option at any time prior to the mandatory redemption date at the Liquidation Value plus a redemption premium as specified in RHC’s Charter. The redemption premium was 3% through December 21, 2002 after which the preferred stock is redeemable at par plus accrued and unpaid dividends.

RHC has no material assets other than its investment in us. Our ability to pay dividends to or make distributions to RHC in order to redeem common or preferred shares is restricted under the Notes, Discount Notes and the Credit Facility. Therefore, we may need to recapitalize or refinance all or a portion of our obligations on or prior to maturity or mandatory redemption date.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for fiscal years beginning after June 15, 2005. The Company does not believe that the implementation of this statement will have a material effect on the financial position or results of operations of the Company.

In December 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. This statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and shall be applied on a prospective basis. The Company has evaluated the impact of implementing SFAS No. 153 and has concluded that implementation of the statement will not have a material effect on the financial position or results of operations of the Company.

In December 2004, the FASB issued SFAS No. 123, Share Based Payments (revised 2004). This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. However, this statement provides certain exceptions to that measurement method if it is not possible to reasonably estimate the fair value of an award at the grant date. A nonpublic entity also may choose to measure its liabilities under share-based payment arrangements at intrinsic value. The statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from nonemployees in share-based payment transactions. This statement is effective for the Company with the beginning of the 2006 fiscal year. Currently, the Company does not anticipate that the implementation of the statement will have a material effect on the financial position or results of operations of the Company.

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

ACCOUNTING REPORTING PERIOD

Our financial reporting is based on thirteen four-week periods ending on the last Sunday in December. The first quarter includes four four-week periods. The first, second, third and fourth quarters of 2004 ended April 18, July 11, October 3, and December 26, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. We currently have market risk-sensitive-instruments related to interest rates. We have no significant exposure for changing interest rates on the Notes and Discount Notes because the interest rates are fixed. We have outstanding long-term debt (exclusive of capital leases) of $148 million at December 26, 2004 and December 28, 2003. Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to approximately $3.9 million as of December 26, 2004 and $4.8 million as of December 28, 2003. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities. Currently, derivative instruments are not used to manage interest rate risk.

We have in place a $25 million line of credit facility that matures on January 12, 2006. All borrowings under the facility bear interest at floating rates based on the agent’s base rate or Eurodollar rates. We had no amounts outstanding under the line of credit facility at December 26, 2004. While changes in market interest rates would affect the cost of funds borrowed in the future, we believe that the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be material.

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

PricewaterhouseCoopers LLP, our independent registered public accounting firm, performs an audit of the financial statements. This includes consideration of certain components of our internal control over financial reporting in determining the nature, timing and extent of audit tests and other procedures they deem necessary to express an opinion on the fairness of the financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of The Restaurant Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholder’s investment and of cash flows present fairly, in all material respects, the financial position of The Restaurant Company and subsidiaries (the “Company”) at December 26, 2004 and December 28, 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the consolidated financial statements, the Company has restated its 2003 and 2002 financial statements.

PricewaterhouseCoopers LLP /s/
Memphis, Tennessee

May 25, 2005

THE RESTAURANT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands)

	Years Ended
	December	December	December
	26, 2004	28, 2003	29, 2002
		(Restated)	(Restated)
REVENUES:
Food sales	$319,737	$311,002	$315,256
Franchise and other revenue	21,604	21,640	22,200

Total Revenues	341,341	332,642	337,456

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	93,439	89,490	87,307
Labor and benefits	110,312	110,115	110,511
Operating expenses	64,397	64,283	65,892
General and administrative	30,959	29,058	30,696
Depreciation and amortization	16,720	18,062	21,214
(Benefit from) provision for disposition of assets, net	(109)	336	(775)
Lease Termination	—	761	—
Asset write-down	740	455	1,640
Interest, net	15,932	16,398	17,930
Other, net	(469)	(494)	(595)

Total Costs and Expenses	331,921	328,464	333,820

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	9,420	4,178	3,636
PROVISION FOR INCOME TAXES	(2,615)	(715)	(441)

INCOME FROM CONTINUING OPERATIONS	6,805	3,463	3,195
DISCONTINUED OPERATIONS:
Loss from discontinued operations of Sage Hen	—	(154)	(1,915)
Income tax benefit	—	58	720

LOSS FROM DISCONTINUED OPERATIONS	—	(96)	(1,195)

NET INCOME	$6,805	$3,367	$2,000

The accompanying notes are an integral part of these consolidated balance sheets.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	December	December
	26, 2004	28, 2003
		(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,988	$4,962
Restricted cash	5,853	4,808
Trade receivables, less allowance for doubtful accounts of $1,279 and $1,003	10,268	10,647
Inventories, at the lower of first-in, first-out cost or market	7,166	6,199
Prepaid expenses and other current assets	1,228	1,597
Deferred income taxes	2,420	2,219

Total current assets	44,923	30,432

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation and amortization	109,959	118,168
GOODWILL	26,582	26,582
INTANGIBLE ASSETS, net of accumulated amortization of $5,914 and $5,265	3,268	4,053
DEFERRED INCOME TAXES	10,524	9,534
OTHER ASSETS	7,242	6,933

	$202,498	$195,702

LIABILITIES AND STOCKHOLDER’S INVESTMENT
CURRENT LIABILITIES:
Current maturities of capital lease obligations	$331	$466
Accounts payable	9,980	11,133
Franchisee advertising contributions	3,851	4,093
Accrued expenses	23,018	21,273

Total current liabilities	37,180	36,965

CAPITAL LEASE OBLIGATIONS, less current maturities	537	869
LONG-TERM DEBT	148,009	148,009
OTHER LIABILITIES	8,624	7,299
COMMITMENTS AND CONTINGENCIES (Notes 5 and 11)
STOCKHOLDER’S INVESTMENT:
Common stock, $.01 par value, 100,000 shares authorized, 10,820 issued and outstanding	1	1
Accumulated Other Comprehensive Income	75	42
Retained Earnings	8,072	2,517

	8,148	2,560

	$202,498	$195,702

The accompanying notes are an integral part of these consolidated balance sheets.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S INVESTMENT
(In Thousands)

		Accumulated Other	Retained
	Common	Comprehensive	Earnings
	Stock	Income	(Deficit)	Total
Balance at December 30, 2001, as reported	$1	$—	$(2,449)	$(2,448)
Cumulative effect on prior years of restatement	—	—	(401)	(401)

Balance at December 30, 2001, as restated	1	—	(2,850)	(2,849)
Net Income, as restated	—	—	2,000	2,000

Balance at December 29, 2002, as restated	1	—	(850)	(849)
Net income, as restated	—	—	3,367	3,367
Foreign Currency Translation Adjustment	—	42	—	42

Total comprehensive income				3,409

Balance at December 28, 2003, as restated	1	42	2,517	2,560
Distribution	—	—	(1,250)	(1,250)
Net income	—	—	6,805	6,805
Foreign Currency Translation Adjustment	—	33	—	33

Total comprehensive income				6,838

Balance at December 26, 2004	$1	$75	$8,072	$8,148

The accompanying notes are an integral part of these consolidated statements.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended
	December	December	December
	26, 2004	28, 2003	29, 2002
		(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,805	$3,367	$2,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,720	18,062	21,385
Accretion of Senior Discount Notes	—	7	25
Payments on notes receivable of franchise fees	268	302	407
(Benefit from) provision for disposition of assets	(109)	336	(493)
Asset write-down	740	455	2,666
Other non-cash income and expense items, net	752	594	498
Net changes in other operating assets and liabilities	(2,049)	(2,762)	(2,132)

Total adjustments	16,322	16,994	22,356

Net cash provided by operating activities	23,127	20,361	24,356

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(11,874)	(9,740)	(13,418)
Proceeds from sale of property and equipment	3,490	29	5,366

Net cash used in investing activities	(8,384)	(9,711)	(8,052)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(467)	(648)	(992)
Payments on long-term debt	—	(14,603)	(44,750)
Proceeds from long-term debt	—	3,750	30,750
Distribution to RHC	(1,250)	—	—

Net cash used in financing activities	(1,717)	(11,501)	(14,992)

Net increase (decrease) in cash and cash equivalents	13,026	(851)	1,312
CASH AND CASH EQUIVALENTS:
Balance, beginning of year	4,962	5,813	4,501

Balance, end of year	$17,988	$4,962	$5,813

The accompanying notes are an integral part of these consolidated statements.

THE RESTAURANT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 26, 2004

(1) ORGANIZATION:

Organization —

The Restaurant Company (“TRC”, “Perkins” or the “Company”) is a Delaware corporation and is a wholly- owned subsidiary of The Restaurant Holding Corporation (“RHC”). RHC is owned by Donald N. Smith (“Mr. Smith”), BancBoston Ventures, Inc. (“BBV”), a subsidiary of Fleet Boston Financial Corp., and others who own 70.0%, 21.0% and 9.0%, respectively.

Mr. Smith is also the Chairman of Friendly Ice Cream Corporation (“FICC”), which operates and franchises approximately 535 restaurants, located primarily in the northeastern United States.

We operate and franchise mid-scale restaurants that serve a wide variety of high quality, moderately priced breakfast, lunch, and dinner entrees and bakery products. TRC and its franchisees operate under the names “Perkins Restaurant and Bakery,” “Perkins Family Restaurant,” “Perkins Family Restaurant and Bakery” and “Perkins Restaurant.” Our restaurants provide table service and are open seven days a week. The restaurants are located in 34 states with the largest number in Minnesota, Florida, Pennsylvania, Ohio, and Wisconsin. There are sixteen franchised restaurants located in Canada. We also offer cookie doughs, muffin batters, pancake mixes, pies and other food products for sale to restaurants operated by us and our franchisees and bakery and food service distributors through Foxtail Foods (“Foxtail”), our manufacturing division.

TRC Realty LLC —

TRC Realty LLC is a 100% owned subsidiary of TRC. TRC Realty LLC’s sole purpose is the operation of an airplane that is used for business purposes of TRC.

Perkins Finance Corp. —

Perkins Finance Corp. (“PFC”) is a wholly-owned subsidiary of TRC, and was created solely to act as the co-issuer of our 10.125% Senior Notes. PFC has no operations and does not have any revenues or assets.

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

Basis of Presentation —

The accompanying financial statements include the consolidated results of TRC and subsidiaries for the fiscal years 2004, 2003 and 2002. All material intercompany transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to current year presentation.

Accounting Reporting Period —

Our financial reporting is based on thirteen four-week periods ending on the last Sunday in December. The first quarter includes four four-week periods. The first, second, third and fourth quarters of 2004 ended April 18, July 11, October 3, and December 26, respectively.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Restatement of Previously Issued Consolidated Financial Statements –

Lease Accounting

We began a review of our lease accounting policies following announcements beginning in December 2004 that several restaurant companies were revising their accounting practices for leases. As a result of our review, we determined that the amortization of leasehold improvements was not in accordance with accounting principles generally accepted in the United States. In addition, we determined that there were errors in the computation of rental expense and deferred rents, which were primarily caused by the improper determination of the commencement date of certain lease terms and improper straight-line rentals of certain restaurants.

We identified certain situations where leasehold improvements were being amortized over their useful life rather than the shorter of the lease term, as defined in FAS 13, as amended, or their useful life. The lease term includes the non-cancelable term of the lease plus any renewal options where renewals are reasonably assured of exercise as determined at inception of the lease. Renewals are reasonably assured of exercise if failure to renew the lease would impose an economic penalty to the lessee. As the Company has determined that in most cases renewals are not reasonably assured of exercise, the initial non-cancelable lease term, generally 20 years, represent the lease term, as defined. Historically, the Company maintained a policy for recognizing straight-line rentals over the initial lease term commencing when rental payments were due. The Company corrected its accounting to report rental expense over the lease term commencing on the date that the Company obtains control over the asset to be leased. The restatement adjustments correct (i) the depreciation expense for the applicable period and accumulated depreciation on the balance sheet to reflect the amortization of the lease related assets over the shorter of their useful life or the lease term and (ii) the determination of rental expense over the lease term commencing when the Company has control over the property to be leased.

As a result of our review of lease accounting, we revalued the assumed liabilities at the date of the purchase accounting date (December 22, 1997) related to lease obligations. The Company had incorrectly recorded the deferred rent liability as recorded on the acquiree’s financial statements rather than eliminating this liability. The impact of these restatement adjustments reduced goodwill and increased accumulated deficit by $503,000.

The restatement adjustments correct our historical accounting for leases and had no impact on revenues, comparable store sales or net operating cash flows. The impact of the restatement adjustments, net of tax effects, reduced net income by $161,000 and $167,000 for 2003 and 2002. We have restated our consolidated balance sheet at December 28, 2003 and the consolidated statements of income, stockholder’s equity and cash flows for the years ended December 28, 2003 and December 29, 2002. The impact of the restatement adjustments on periods prior to 2002 has been reflected as a cumulative effect adjustment as a reduction to accumulated deficit of $401,000 as of December 30, 2001 in the accompanying statements of stockholder’s investment.

Discontinued Operations

Additionally, we restated our 2002 and 2003 financial statements to correctly classify the closure of two Sage Hen restaurants as discontinued operations. Previously, the Company had presented the disposition of these components within income from continuing operations. The effect of this restatement is to reclassify as discontinued operations the operations of the two Sage Hen restaurants as well as the charges associated with closing the restaurants in 2002. In 2003, the Company recorded an additional charge to discontinued operations which represents a change in estimate related to the continuing lease obligation for one of the restaurants. This change in estimate had previously been reflected within continuing operations and has been restated to be classified within discontinued operations. These restatement adjustments reclassify revenues and expenses between continuing operations and discontinued operations and have no impact on reported net income for 2002 and 2003. Note 18 provides additional information regarding discontinued operations.

We did not amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement adjustments. The effects of our restatement on previously reported Consolidated Financial Statements as of December 28, 2003 and for the years ended December 28, 2003 and December 29, 2002 are shown in the following tables. The footnotes included elsewhere herein have also been restated for these items as applicable.

The following table reflects the effect of the restatement adjustments on the Consolidated Statements of Income (in thousands):

	2003		2002
	As Reported	As Restated	As Reported	As Restated
Selected Statements of Income Data:
Food sales (a)			$316,958	$315,256
Total Revenues (a)			339,158	337,456
Food cost (a)			87,866	87,307
Labor and benefits (a)			111,502	110,511
Operating expenses (a)(b)	$64,405	$64,283	66,418	65,892
Depreciation and amortization (a)(b)	17,832	18,062	21,194	21,214
Benefit from disposition of assets (a)			(493)	(775)
Asset write-down (a)			2,666	1,640
Total costs and expenses (a)(b)	328,361	328,464	337,170	333,820
Income from continuing operations before income taxes (a)(b)	4,281	4,178	1,998	3,636
(Provision for) Benefit from income taxes (a)(b)	(753)	(715)	179	(441)
Income from continuing operations (a)(b)	—	3,463	—	3,195
Loss from discontinued operations (a)	—	(154)	—	(1,915)
Income tax benefit (a)	—	58	—	720
Loss on discontinued operations (a)	—	(96)	—	(1,195)
Net income (a)(b)	3,528	3,367	2,167	2,000

     (a) Change related to the Sage Hen discontinued operations restatement adjustments

     (b) Change related to the Lease Accounting restatement adjustments

The following table reflects the effect of the restatement adjustments on the Consolidated Balance Sheets (in thousands):

	2003
	As Reported	As Restated
Selected Balance Sheet Data:
Property and Equipment, net	$118,848	$118,168
Goodwill	27,035	26,582
Deferred Income Taxes	9,097	9,534
Total Assets	196,322	195,702
Accrued Expenses	21,164	21,273
Total Current Liabilities	36,856	36,965
Retained Earnings	3,246	2,517
Total Stockholder’s Investment	3,289	2,560

The following table reflects the effect of the restatement adjustments on the Consolidated Statements of Cash Flows (in thousands):

	2003		2002
	As Reported	As Restated	As Reported	As Restated
Selected Cash Flow Data:
Net Income	$3,528	$3,367	$2,167	$2,000
Depreciation and Amortization	17,832	18,062	21,194	21,385
Net changes in other operating assets and liabilities	(2,693)	(2,762)	(2,108)	(2,132)

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

Advertising —
We include the costs of advertising in operating expenses as incurred. Advertising expense was $12,006,000, $13,053,000 and $13,853,000 for the fiscal years 2004, 2003 and 2002, respectively.

Property and Equipment —
Major renewals and betterments are capitalized; replacements and maintenance and repairs that do not extend the lives of the assets are charged to operations as incurred. Upon disposition, both the asset and the accumulated depreciation amounts are relieved, and the related gain or loss is credited or charged to the income statement.

Goodwill and Intangible Assets —
As of December 31, 2001, we adopted Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value approach, at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by management at the component level. We have determined that our operating segments are our reporting units under the provisions of SFAS 142.

SFAS 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. The fair value of each reporting unit is determined using a discounted cash flow analysis and comparative market multiples. If an impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value. As required by SFAS No. 142, we completed a transitional impairment test for goodwill as of December 30, 2001 and also an impairment test as of December 26, 2004, December 28, 2003 and December 29, 2002. As a result of these tests, we did not record any impairment of our goodwill.

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

Insurance Accruals —
We are self-insured up to certain limits for costs associated with workers’ compensation claims, property claims and benefits paid under employee health care programs. At December 26, 2004 and December 28, 2003, we had total self-insurance accruals reflected in our balance sheet of approximately $5.7 million and $4.7 million, respectively.

We account for the worker’s compensation costs primarily through actuarial methods, which develop estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet date. We account for benefits paid under employee health care programs using historical lag information as the basis for estimating expenses incurred as of the balance sheet date.

Operating Leases –
Rent expense for the Company’s operating leases, some of which have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term, as defined in SFAS No. 13, “Accounting for Leases, as amended”. The lease term begins when the Company has the right to control the use of the leased property, which may occur before rent payments are due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent and is included in accrued expenses in the consolidated balance sheets.

Perkins Marketing Fund –
The Company has maintained a Marketing Fund to pool the resources of the Company and its franchisees for advertising purposes and to promote the Perkins brand in accordance with the system’s advertising policy. Effective with the third quarter of 2003, the Company consolidated the Marketing Fund with TRC. Accordingly, the Company has recorded $5,853,000 and $4,808,000 as of December 26, 2004 and December 28, 2003, respectively, of restricted cash on its balance sheet that represents the funds contributed by TRC and the franchisees specifically for the purpose of advertising. The Company has also recorded liabilities of approximately $1,442,000 and $1,392,000 as of December 26, 2004 and December 28, 2003, respectively, for accrued advertising, which is included in accrued expenses on the accompanying balance sheet, and approximately $3,851,000 and $4,093,000 as of December 26, 2004 and December 28, 2003, respectively, which represents franchisee contributions for advertising services not yet provided. The results of operations of the Marketing Fund primarily consist of general and administrative expenses and interest income, both of which are immaterial to the Company as a whole.

New Accounting Pronouncements –
In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for fiscal years beginning after June 15, 2005. The Company does not believe that the implementation of this statement will have a material affect on the financial position or results of operations of the Company.

In December 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. This statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and shall be applied on a prospective basis. The Company has evaluated the impact of implementing SFAS No. 153 and has concluded that implementation of the statement will not have a material affect on the financial position or results of operations of the Company.

In December 2004, the FASB issued SFAS No. 123, Share Based Payments (revised 2004). This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. However, this statement provides certain exceptions to that measurement method if it is not possible to reasonably estimate the fair value of an award at the grant date. A nonpublic entity also may choose to measure its liabilities under share-based payment arrangements at intrinsic value. The statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from nonemployees in share-based payment transactions. This statement is effective for the Company with the beginning of the 2006 fiscal year. Currently, the Company does not anticipate that the implementation of the statement will have a material effect on the financial position or results of operations of the Company.

(3) SUPPLEMENTAL CASH FLOW INFORMATION:

The decrease in cash and cash equivalents due to changes in operating assets and liabilities for the past three years consisted of the following (in thousands):

	December	December	December
	26, 2004	28, 2003	29, 2002
		(Restated)	(Restated)
(Increase) Decrease in:
Receivables	$(705)	$(1,511)	$(1,994)
Inventories	(967)	(1,017)	148
Prepaid expenses and other current assets	369	380	715
Other assets	(1,400)	(1,277)	(1,242)
Increase (Decrease) in:
Accounts payable	(1,153)	(2,999)	1,032
Accrued expenses	481	2,509	(1,178)
Other liabilities	1,326	1,153	387

	$(2,049)	$(2,762)	$(2,132)

Other supplemental cash flow information for the past three years consisted of the following (in thousands):

	December	December	December
	26, 2004	28, 2003	29, 2002
Cash paid for interest	$15,555	$16,138	$17,124
Income taxes paid	4,487	1,281	3,063
Income tax refunds received	98	80	1,666

During 2004, the Company has converted approximately $97,000 of accounts receivable to long-term notes receivable.

(4) PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following for the past two years (in thousands):

	December	December
	26, 2004	28, 2003
		(Restated)
Owned:
Land and land improvements	$36,422	$37,000
Buildings	95,380	95,220
Leasehold improvements	54,380	52,817
Equipment	104,270	99,150
Construction in progress	284	1,370

	290,736	285,557
Less — accumulated depreciation and amortization	(181,590)	(170,331)

	109,146	115,226

Property under Capital Lease:
Buildings	17,116	18,206
Less — accumulated amortization	(16,764)	(17,421)

	352	785

Assets Held for Sale	461	2,157

	$109,959	$118,168

Depreciation and amortization is computed primarily using the straight-line method over the estimated useful lives unless the assets relate to leased property, in which case, the amortization period is the shorter of the useful lives or the lease terms. A summary of the useful lives is as follows:

Years
Owned:
Land improvements	3 - 20
Buildings	20 - 30
Leasehold improvements	3 - 20
Equipment	1 - 7
Property under Capital Lease:
Buildings	20

As of December 26, 2004, we owned one property held for disposal with a total carrying value of $461,000. This property is currently vacant. The assets are reflected in the accompanying balance sheet at the lower of historical cost, net of accumulated depreciation, or fair market value less disposition costs. Depreciation is not recorded on assets held for sale. Related to this property, our results of operations include a loss of $58,000 for 2004, income of $32,000 for 2003 and a loss of $9,000 for 2002.

(5) LEASES:

As of December 26, 2004, we operated 153 full-service restaurants as follows:

70 with both land and building leased
67 with both land and building owned
16 with only the land leased

As of December 26, 2004, we either leased or subleased thirteen properties to others as follows:

6 with both land and building leased
4 with both land and building owned
3 with only the land leased

Most of our restaurant leases have an initial term of 20 years and generally provide for two to four renewals of five years each. Certain leases provide for minimum payments plus a percentage of sales in excess of stipulated amounts.

Future minimum payments related to non-cancelable leases that have initial or remaining lease terms in excess of one year as of December 26, 2004 were as follows (in thousands):

	Lease Obligations
	Capital	Operating
2005	$398	$9,055
2006	312	8,932
2007	166	8,290
2008	113	7,528
2009	—	6,499
Thereafter	—	30,013

Total minimum lease payments	989	$70,317

Less:
Amounts representing interest	(121)

Capital lease obligations	$868

Future minimum gross rental revenue as of December 26, 2004, were as follows (in thousands):

	Amounts Receivable As
	Lessor	Sublessor
2005	$320	$824
2006	320	660
2007	291	660
2008	145	652
2009	151	612
Thereafter	442	2,489

Total minimum lease rentals	$1,669	$5,897

The net rental expense included in the accompanying Consolidated Statements of Income for operating leases was as follows for the past three years (in thousands):

		2003	2002
	2004	(Restated)	(Restated)
Minimum rentals	$10,173	$9,941	$9,751
Contingent rentals	823	624	850
Less — sublease rentals	(677)	(573)	(615)

	$10,319	$9,992	$9,986

Sublease rentals are recorded in other expenses in the accompanying Consolidated Statements of Income.

(6) GOODWILL AND INTANGIBLE ASSETS:

The following schedule presents the carrying amount of goodwill attributable to each reportable operating segment and changes therein:

					Total
	Restaurants	Franchise	Manufacturing	Other	Company
Balance as of December 29, 2002	$13,893	$12,689	$—	$—	$26,582
Changes in the carrying amount	—	—	—	—	—
Balance as of December 28, 2003	$13,893	$12,689	$—	$—	$26,582
Changes in the carrying amount	—	—	—	—	—
Balance as of December 26, 2004	$13,893	$12,689	$—	$—	$26,582

In connection with adopting SFAS No. 142, we also reassessed the useful lives and the classification of our identifiable intangible assets other than goodwill and determined that they continue to be appropriate. The components of our intangible assets are as follows (in thousands):

	2004	2003
Present value of estimated future royalty fee income being amortized ratably over the remaining lives of the franchise agreements	$9,182	$9,318
Less – Accumulated Amortization	(5,914)	(5,265)

Total	$3,268	$4,053

Additionally, during 2004 we recorded an impairment charge of $136,000 related to intangible assets on specifically identifiable franchise locations that ceased operations.

Amortization expense for intangible assets was $649,000, $684,000 and $930,000 for 2004, 2003 and 2002, respectively. Estimated amortization expense for the five succeeding fiscal years is as follows (in thousands):

Estimated
Amortization Expense
2005	$625
2006	524
2007	519
2008	279
2009	279

(7) ACCRUED EXPENSES:

Accrued expenses consisted of the following (in thousands):

		2003
	2004	(Restated)
Payroll and related benefits	$10,566	$8,734
Property, real estate and sales taxes	2,683	2,677
Insurance	1,480	1,257
Rent	1,669	1,351
Advertising	1,280	1,392
Other	5,340	5,862

	$23,018	$21,273

(8) LONG-TERM DEBT:

Long-term debt consisted of the following (in thousands):

	2004	2003
10.125% Unsecured Senior Notes, due December 15, 2007	$130,000	$130,000
11.25% Unsecured Senior Discount Notes, due May 15, 2008	18,009	18,009
Revolving credit facility, due January 12, 2006	—	—

	148,009	148,009
Less current maturities	—	—

	$148,009	$148,009

We have outstanding $130,000,000 of 10.125% Unsecured Senior Notes (the “Notes”) due December 15, 2007. Interest on the Notes is payable semi-annually on June 15 and December 15. The Notes may be redeemed at any time at a redemption price of 101.688% through December 15, 2005. After December 15, 2005, the Notes may be redeemed at par.

We have a secured $25,000,000 revolving line of credit facility (the “Credit Facility”) with a sub-limit for up to $7,500,000 of letters of credit. All amounts under the Credit Facility bear interest at floating rates based on the agent’s base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is collateralized by a first priority lien on substantially all of the assets of the Company. As of December 26, 2004, there were no borrowings and approximately $5,968,000 of letters of credit outstanding under the Credit Facility.

At April 20, 2003, we failed to meet the criteria of one of the financial covenants of the Credit Facility. On May 14, 2003, we executed an amendment to the Credit Facility that waived the April 20, 2003 covenant violation, reduced the requirements of the financial covenants and lowered the total amount available under the Credit Facility from $40,000,000 to $25,000,000. We executed an amendment to the Credit Facility on March 25, 2004 that reduced the requirements of the financial covenants at the end of the first quarter 2004 and thereafter. Effective December 20, 2004, we executed an amendment to extend the maturity of the Credit Facility to January 12, 2006 and to simplify the financial covenants. At December 26, 2004, we were in compliance with the requirements of the financial covenants.

We have outstanding $18,009,000 of 11.25% Senior Discount Notes (the “Discount Notes”) maturing on May 15, 2008. On November 15, 2001, we elected to begin accruing cash interest on the Discount Notes. Cash interest is payable semi-annually on May 15 and November 15. On May 15, 2003, we redeemed $8,383,000 in principal on the Discount Notes at a redemption price of 105.625%. The Discount Notes may be redeemed at any time at a redemption price of 103.750% through May 15, 2005. On May 15, 2005, the redemption price decreases to 101.875%, and after May 15, 2006, the Discount Notes may be redeemed at par.

In connection with the issuance of the Notes, the Discount Notes and obtaining the Credit Facility, we incurred deferred financing costs of approximately $6,836,000 that are being amortized over the terms of the debt agreements. The unamortized balance of these costs was $1,487,000 as of December 26, 2004. Amortization of deferred financing costs of $662,000, $633,000 and $940,000 for 2004, 2003 and 2002, respectively, are included in interest, net in the accompany Consolidated Statements of Income.

Based on the borrowing rates currently available for debt with similar terms and maturities, the approximate fair market value of our long-term debt was as follows (in thousands):

	2004	2003
10.125% Unsecured Senior Notes	$130,654	$130,559
11.25% Unsecured Senior Discount Notes	18,087	18,196

Because our revolving line of credit borrowings bear interest at current market rates, we believe that any related liabilities reflected in the accompanying balance sheets approximated fair market value.

Pursuant to the Notes, the Discount Notes and the Credit Facility, we are subject to certain restrictions which limit additional indebtedness. Additionally, among other restrictions, the Credit Facility limits our capital expenditures and additional indebtedness and requires us to maintain specified financial ratios and a minimum level of annual earnings before interest, taxes, depreciation and amortization. At December 26, 2004, we were in compliance with all such requirements. A continuing default under the Credit Facility could result in a default under the Notes and the Discount Notes. In the event of such a default and under certain circumstances, the trustee or the holders of the Notes or the Discount Notes could then declare the respective notes due and payable immediately.

The Notes, the Discount Notes and the Credit Facility restrict our ability to pay dividends or distributions to our equity holders. If no default or event of default exists, we are generally allowed to pay dividends or distributions subject to all of the following restrictions:

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

We are a wholly owned subsidiary of RHC. On March 21, 2005, RHC announced that it had retained an investment bank to help RHC explore and evaluate a variety of financial and strategic alternatives for the Perkins Restaurant and Bakery chain. The outstanding common shares of RHC not owned by Mr. Smith (the “Minority Shares”) are subject to an option to require RHC to redeem such shares at any time after December 22, 2004 at fair market value (the “Put”). As of December 31, 2004, the Minority Shares represented 30% of the outstanding common stock of RHC. By letter agreement, dated as of March 18, 2005, the holders of the Minority Shares agreed that they will not exercise the Put while RHC was exploring its strategic alternatives; however, if an agreement relating to a strategic transaction is not entered into by September 11, 2005 or a strategic transaction is not consummated by January 9, 2006, the holder’s right to exercise the Put will be reinstated. Under such letter agreement, RHC has agreed that if no strategic transaction is consummated within such time period and the holders of the Minority Shares exercise their Put rights thereafter, then RHC will, pursuant to the terms of the Put, complete the purchase of the Minority Shares put by the holders. RHC has waived its right under the terms of the Put to commence a sale of the company to complete such purchase, but this waiver would apply only to the first time the holders of Minority Shares exercise their Put rights.

RHC has a management fee agreement dated as of December 22, 1999, with BancBoston Ventures, Inc. (BBV) whereby BBV provides certain consulting services to RHC. In consideration for these services, a fee of $250,000 accrued annually through 2004 and $1,250,000 was paid by RHC on December 22, 2004. During 2004, we declared and paid a dividend to RHC in the amount of $1,250,000 for the purpose of paying the management fee to BBV. Our payment of this dividend was in compliance with the dividend restrictions under the Notes, the Discount Notes and the Credit Facility.

Scheduled annual principal maturities of long-term debt for the five years subsequent to December 26, 2004, are as follows:

Amount
2005	$—
2006	—
2007	130,000
2008	18,009
2009	—
Thereafter	—

$148,009

No interest expense was capitalized in connection with our construction activities during 2004 and 2003. Interest expense capitalized equaled approximately $28,000 for the year ended December 29, 2002.

(9) INCOME TAXES:

We file a consolidated Federal income tax return with RHC. For state purposes, each subsidiary generally files a separate return.

The following is a summary of the components of the provision for income taxes attributable to continuing operations for the past three years (in thousands):

	2004	2003	2002
		(Restated)	(Restated)
Current:
Federal	$3,124	$1,853	$2,608
State and local	683	344	263

	3,807	2,197	2,871

Deferred:
Federal	(1,125)	(1,665)	(2,345)
State and local	(67)	183	(85)

	(1,192)	(1,482)	(2,430)

	$2,615	$715	$441

A reconciliation of the statutory Federal income tax rate to the Company’s effective income tax rate attributable to continuing operations is as follows:

	2004	2003	2002
		(Restated)	(Restated)
Federal	34.2%	34.2%	34.2%
Federal income tax credits	(11.7)	(26.1)	(34.4)
State income taxes, net of Federal taxes	3.9	4.0	3.7
State deferred tax rate changes	—	2.8	—
Nondeductible expenses and other	1.4	2.2	8.6

	27.8%	17.1%	12.1%

The following is a summary of the significant components of our deferred tax position (in thousands):

	2004		2003 (Restated)
	Current	Noncurrent	Current	Noncurrent
Capital leases	$133	$75	$188	$34
Inventory	349	—	301	—
Accrued expenses and reserves	1,824	603	1,675	580
Property and equipment	—	10,250	—	10,191
State net operating loss	—	1,369	—	1,160
Deferred compensation and other	114	1,835	55	1,093

	2,420	14,132	2,219	13,058
Valuation allowance	—	(2,235)	—	(1,933)

Deferred tax assets	2,420	11,897	2,219	11,125

Intangibles and other	—	(1,373)	—	(1,591)

Deferred tax liabilities	—	(1,373)	—	(1,591)

	$2,420	$10,524	$2,219	$9,534

During 2004, the American Jobs Creation Act of 2004 (“Jobs Creation Act”) was signed into law. Beginning in 2005, the Jobs Creation Act includes relief for domestic manufacturers by providing a tax deduction for qualified production activities. Generally, food processing is a qualified production activity. In addition, the Jobs Creation Act provides a shorter recovery period for both leasehold improvements and qualified restaurant property put into service during 2005. We do not believe that the provisions of the Jobs Creation Act will have a material impact on our effective rate in future periods.

(10) RELATED PARTY TRANSACTIONS:

During 2004, 2003 and 2002, FICC purchased certain food products from Foxtail for which we were paid approximately $340,000, $322,000 and $463,000, respectively. We believe that the prices paid to us for these products were no less favorable than the prices that would have been paid for the same products by a non-affiliated party in an arm’s length transaction.

FICC leases certain land, buildings and equipment from us. During 2004 and 2003, lease and sublease revenue was $69,000. During 2002, lease and sublease revenue was $68,000. We believe that the terms of the lease are no less favorable to us than could be obtained if the transaction was entered into with an unaffiliated third party.

In 1999, TRC Realty LLC leased an aircraft for use by both FICC and TRC. The operating lease on this aircraft was terminated and all associated costs of the termination were paid during the third quarter of 2003. During the lease, we shared with FICC the cost of TRC Realty LLC’s generally fixed expenses. In addition, FICC and TRC incurred actual variable usage costs. Total expenses reimbursed by FICC for the fiscal years 2003 and 2002 were $304,000 and $448,000, respectively.

(11) COMMITMENTS AND CONTINGENCIES:

We are a party to various legal proceedings in the ordinary course of business. We do not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial statements.

During 2000, we entered into a separate agreement to guarantee fifty percent of borrowings up to a total guarantee of $1,500,000 for use by a franchisee to remodel and upgrade existing restaurants. As of December 26, 2004 and December 28, 2003, there were $3,000,000 in borrowings outstanding under this agreement of which $1,500,000 was guaranteed by us.

The majority of our franchise revenues are generated from franchisees owning individually less than five percent of total franchised restaurants, and, therefore, the loss of any one of these franchisees would not have a material impact on our results of operations. As of December 26, 2004, three franchisees, otherwise unaffiliated with the Company, owned 92 of the 333 franchised restaurants. These franchisees operated 41, 29 and 22 restaurants, respectively. Thirty-eight of these restaurants are located in Pennsylvania, 26 are located in Ohio and the remaining 28 are located across Wisconsin, Nebraska, Florida, Tennessee, New Jersey, Minnesota, South Dakota, Kentucky, Maryland, New York, Virginia, North Dakota, South Carolina and Michigan. During 2004, these three franchisees provided royalties and license fees of $2,431,000, $1,561,000 and $1,476,000, respectively.

Our predecessors entered into arrangements with several different parties which have reserved territorial rights under which specified payments are to be made by us based on a percentage of gross sales from certain restaurants and for new restaurants opened within certain geographic regions. During 2004, we paid an aggregate of $2,656,000 under such arrangements. Three such agreements are currently in effect. Of these, one expires in the year 2075 and covers an area within a twenty-five mile radius from a point within Wall Township, New Jersey, one covers Iowa and Wisconsin and expires upon the death of the beneficiary and the remaining agreement covering North Dakota, South Dakota and Nebraska remains in effect as long as we operate Perkins Restaurants and Bakeries in certain states.

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

(12) LONG-TERM INCENTIVE PLANS:

Effective January 1, 1999, we established a Deferred Compensation Plan under which our officers and key employees may defer specified percentages of their salaries, annual incentives and long-term compensation payments. We also make matching contributions of the lesser of 3% of eligible compensation or $6,000. Amounts deferred are excluded from the participants’ taxable income and are held in trust with a bank, where the funds are invested at the direction of each participant. As of December 26, 2004, $4,261,000 is held in trust under the plan and is included in other long-term assets and liabilities in the accompanying consolidated balance sheets. We made matching contributions of $215,000, $203,000 and $234,000 for 2004, 2003 and 2002, respectively, which are recorded in general and administrative expenses in the accompanying Consolidated Statements of Income.

Investment income on the invested funds is taxable to us, and we are eligible for a tax deduction for compensation expense when the funds are distributed to the participants at retirement, cessation of employment or other specified events.

We established a Performance Unit Grant Plan under which a select group of key employees may receive awards of Performance Units based on financial performance criteria established by the Board of Directors at the time of grant. The Performance Unit Grant Plan is designed to retain and reward selected key employees by tying Performance Unit valuation to our growth valuation criteria. Each award is payable in cash and vests over a 3 year period at 33.3% per year. Upon exercise, up to 50% of vested award values may be transferred to the participant’s Deferred Compensation Plan account. Unexercised awards expire on the tenth anniversary of grant. Compensation expense of $171,000, $23,000 and $134,000 for 2004, 2003 and 2002, respectively, was recorded and included in general and administrative expense in the accompanying Consolidated Statements of Income. Awards of $82,000 were paid in 2003 and no awards were paid in 2004 or 2002.

Our Supplemental Executive Retirement Income Plan (the “SERP”) was established on July 1, 1999. Under the SERP, a contribution is made each year on behalf of one of our executives. The executive immediately vests in 33.3% of the contribution while vesting in the remaining 66.7% is discretionary based on the attainment of certain performance criteria. We contributed $82,000 and $123,000 for 2003 and 2002, respectively, which is recorded in general and administrative expenses in the accompanying Consolidated Statements of Income. This executive retired from the Company at the end of 2003. During 2004, we paid $358,000 in final distributions under the plan.

Effective April 1, 2004, The Restaurant Company Supplemental Executive Retirement Plan (the “New SERP”) was established. The purpose of the New SERP is to provide additional compensation for a select group of management and highly compensated employees who contribute materially to the continued growth of the Company. Contributions to the New SERP are made at the discretion of the Company and participants generally vest in the contributions over a five-year period. During 2004, the Company made $355,000 in contributions under the New SERP, which is included in general and administrative expenses in the accompanying Consolidated Statements of Income.

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

Participants may elect to defer from 1% to 15% of their annual eligible compensation subject to Internal Revenue Code (“IRC”) regulated maximums. We may make a matching contribution equal to a percentage of the amount deferred by the participant or a specified dollar amount as determined each year by the Board of Directors. During 2004, 2003 and 2002, we elected to match contributions at a rate of 25% up to the first 6% deferred by each participant. Our matching contributions to the Plan for each of the years 2004, 2003, and 2002 were $282,000, $474,000, and $517,000, respectively. During 2004, we elected to pay an additional matching contribution of $270,000, which was accrued as of December 26, 2004 and subsequently paid in February 2005.

Participants are always 100% vested in their salary deferral accounts and qualified rollover accounts. Vesting in the employer matching account is based on qualifying Years of Service. A participant vests 60% in the employer matching account after three years, 80% after four years and 100% after five years.

(14) ASSET WRITE-DOWNS:

During 2004, we determined that impairment existed with respect to three company owned restaurants. This determination was made based on our projections that the future cash flows of these restaurants would not exceed the present carrying value of the assets. Accordingly, we recorded an impairment charge of approximately $604,000 to adjust the assets of these restaurants to fair value. Additionally, we recorded an impairment charge of $136,000 related to intangible assets on specifically identifiable franchise locations that ceased operations.

During 2003, we determined that impairment existed with respect to two company owned restaurants. This determination was made based on our projections that the future cash flows of these restaurants would not exceed the present carrying value of the assets. Accordingly, we recorded an impairment charge of approximately $455,000 to adjust the assets of these restaurants to fair value.

During 2002, we determined that impairment existed with respect to two Company-operated restaurants. This determination was made based on our projections that the future cash flows of these restaurants would not exceed the present carrying value of the assets. Accordingly, we recorded an impairment charge of approximately $1,640,000 to adjust the assets of these restaurants to fair value.

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

The following presents revenues and other financial information, attributable to continuing operations, by business segment (in thousands):

2004:

	Restaurants	Franchise	Manufacturing	Other	Totals
Revenues from external customers	$281,292	21,604	38,445	—	341,341
Intersegment revenues	—	—	9,420	—	9,420
Interest expense, net	—	—	—	15,932	15,932
Depreciation and amortization	13,454	—	936	2,330	16,720
Segment profit (loss)	29,240	18,871	5,949	(47,255)	6,805
Segment assets	118,514	20,340	17,392	46,252	202,498
Goodwill	13,893	12,689	—	—	26,582
Expenditures for segment assets	7,531	—	3,549	794	11,874

2003 (Restated):

	Restaurants	Franchise	Manufacturing	Other	Totals
Revenues from external customers	$276,860	$21,336	$34,142	$304	$332,642
Intersegment revenues	—	—	9,801	—	9,801
Interest expense, net	—	—	—	16,398	16,398
Depreciation and amortization	14,397	—	921	2,744	18,062
Segment profit (loss)	21,197	18,623	8,210	(44,567)	3,463
Segment assets	126,207	20,699	13,381	35,415	195,702
Goodwill	13,893	12,689	—	—	26,582
Expenditures for segment assets	7,599	—	1,107	1,034	9,740

2002 (Restated):

	Restaurants	Franchise	Manufacturing	Other	Totals
Revenues from external customers	$281,323	$21,752	$33,933	$448	$337,456
Intersegment revenues	—	—	9,689	—	9,689
Interest expense, net	—	—	—	17,930	17,930
Depreciation and amortization	16,040	180	1,002	3,992	21,214
Segment profit (loss)	25,174	18,329	7,901	(48,209)	3,195
Segment assets	134,702	20,979	11,791	30,762	198,234
Goodwill	13,893	12,689	—	—	26,582
Expenditures for segment assets	12,414	—	389	615	13,418

We evaluate the performance of our segments based primarily on operating profit before corporate general and administrative expenses, interest expense, amortization of goodwill and income taxes.

Assets included in the Other operating segment primarily include cash, corporate accounts receivable and deferred taxes.

The components of the other segment loss is as follows (in thousands):

	2004	2003	2002
		(Restated)	(Restated)
General and administrative expenses	$26,176	$24,160	$25,800
Depreciation and amortization expenses	2,330	2,744	3,992
Asset write-down	740	455	1,640
Lease termination	—	761	—
(Benefit from) provision for disposition of assets, net	(109)	336	(775)
Interest expense	15,932	16,398	17,930
Provision for income taxes	2,615	715	441
Other	(429)	(1,002)	(819)

	$47,255	$44,567	$48,209

(16) ACQUIRED RESTAURANT OPERATIONS:

Effective December 1, 2003, we leased two restaurants from a franchisee in Florida for a period of five years. These restaurants’ operations for 2004 and the last four-week period of 2003 are included in the accompanying financial statements. Also effective December 1, 2003, we entered into a management contract to operate one franchisee restaurant located in Florida for a period of one year. This contract was renewed during 2004 for an additional one-year period. In accordance with the contract, we will operate the store and are responsible for the profit or loss generated by the store. This contract did not meet the requirements under accounting principles generally accepted in the United States of America for consolidation into our financial statements. Therefore, only our management fee income or expense related to this restaurant’s profit or loss is recorded in the Franchise segment of our financial statements.

(17) ASSET DISPOSITIONS:

During 2004, we recorded a net gain of $109,000 related to the disposition of assets. This amount primarily related to the disposition of five properties owned by us that were sold during 2004.

During 2003, we recorded a net loss of $336,000 related to the disposition of assets. This amount includes a loss of $190,000 on the disposal of assets related to the lease termination of the corporate aircraft and a loss of approximately $95,000 related to the disposition of automobiles in conjunction with amending our corporate fleet automobile program.

During 2002, we recorded a net gain of $775,000 related to the disposition of assets. This amount includes a $920,000 net gain related to the sale of six restaurant properties during the year.

(18) DISCONTINUED OPERATIONS:

In 2001, the Company opened two restaurants, known as Sage Hen, as a test of a new concept for an upscale breakfast restaurant. Due to poor performance, by the end of 2002, all of the restaurants operations had ceased with the exception of an operating lease on one of the stores, for which the Company is obligated until July 31, 2011. In the third quarter of 2002, the Company determined that impairment existed with respect to the two Sage Hen restaurants. This determination was made based on projections that indicated that the future cash flows of these restaurants would not exceed the carrying value of the assets. Accordingly, an impairment charge of approximately $1,026,000 was recorded to adjust the book value of the assets to an estimate of their fair value of $100,000. These remaining assets were subsequently moved to other Company locations and depreciated. At the time of closure, we recorded a liability of $282,000, which represented the estimated present value of the remaining lease obligation, net of expected sub-rentals. During 2003, we charged lease payments of approximately $182,000 against this liability. In the fourth quarter of 2003, we entered into a sublease for this property and recorded a change in estimate and increased the fair value of the liability by an additional $154,000. During 2004, we reduced the liability by lease payments of $185,000, net of rental receipts of $100,000.

Components of the loss on discontinued operations consisted of the following:

	2003		2002
Food sales		$—	$1,702
Cost of sales		—	2,138
Depreciation and amortization		—	171
Lease termination charge		154	282
Asset write-down		—	1,026

		(154)	(1,915)
Income tax benefit		58	720

Loss on discontinued operations	$	(96)	$(1,195)

(19) COMPREHENSIVE INCOME:

Comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income for the years ended December 26, 2004 and December 28, 2003 was $6,838,000 and $3,409,000 respectively, which included the effect of gains from translation adjustments of approximately $33,000 and $42,000, respectively.

(20) SUBSEQUENT EVENT:

On April 13, 2005, we entered into a commitment letter (“Commitment”) with a subsidiary of Trustreet Properties, Inc. (“Trustreet”) pursuant to which we will sell to Trustreet and simultaneously lease back from Trustreet up to 68 of our owned properties which are currently operated by us as “Perkins Restaurant and Bakery” restaurants (each, a “Property” and collectively, the “Properties”). The sale and lease back of each Property is conditioned on, among other things, the negotiation and execution by us and Trustreet of mutually agreeable definitive purchase and lease agreements, each on the terms specified in the Commitment. The aggregate purchase price for the Properties will be $137,500,000, and the lease agreements will each have terms of between 17 and 20 years with two successive ten-year renewal options. We currently expect to close the transactions contemplated in the Commitment no more than 60 days after the execution of the Commitment.

We currently expect to use the net proceeds from the sale of the Properties along with other monies provided by us to effect the covenant defeasance and subsequent redemption of (i) all of our outstanding 10.125% Unsecured Senior Notes under the indenture dated as of December 22, 1997, among Perkins Family Restaurants, L.P., Perkins Finance Corp. (to which we are successor in interest) and State Street Bank and Trust Company, as Trustee, and (ii) all of our outstanding 11.25% Senior Discount Notes under the indenture dated as of May 18, 1998, between us and State Street Bank and Trust Company, as Trustee.

THE RESTAURANT COMPANY AND SUBSIDIARIES

QUARTERLY FINANCIAL INFORMATION
(UNAUDITED)
(In Thousands)

2004 (b)	Revenues	Gross Profit (a)	Net Income (c)
1st Quarter (restated)	$105,117	$22,380	$905
2nd Quarter (restated)	77,672	16,806	1,795
3rd Quarter (restated)	78,368	16,908	1,692
4th Quarter	80,184	17,099	2,413

	$341,341	$73,193	$6,805

2003(Restated) (b)	Revenues	Gross Profit (a)	Net Income (Loss) (c)
1st Quarter	$99,989	$19,716	$(97)
2nd Quarter	77,624	16,717	1,398
3rd Quarter	77,044	16,599	1,136
4th Quarter (d)	77,985	15,600	930

	$332,642	$68,632	$3,367

(a) Represents total revenues less cost of sales.

(b) Our financial reporting calendar has thirteen four-week periods ending on the last Sunday in December. The first quarter includes four four-week periods. The second, third and fourth quarters include three four-week periods.

(c) As discussed in Note 2, the financial statements have been restated to correct the accounting for leases and depreciation. The impact of the restatement adjustments on net income (loss) was $49 for each of the first three quarters of 2004 and $40 for each quarter in 2003.

(d) As discussed in Note 2 and Note 18, we classified the results of operations of the two Sage Hen restaurants from continuing operations to discontinued operations. The net income in the fourth quarter of 2003 includes $154 of additional lease termination charges related to these discontinued operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by the report. The evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”).

In performing this evaluation, our management considered all disclosure controls and procedures and turned specific attention to our lease accounting and our accounting for restaurant closures. A detailed discussion of the correction of the errors and the impact of the restatement is included in Notes 2 and 18 of the notes to our consolidated financial statements.

The determination was made that we had control deficiencies that represented material weaknesses in our disclosure controls and procedures. As a result of this determination, the Company’s management, including the Company’s CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 26, 2004.

There were no changes in our internal control over financial reporting during the quarter ended December 26, 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as of June 9, 2005, we have reviewed our policies and have begun to implement procedures that will remediate these deficiencies in our controls and procedures by adding review procedures over the application of appropriate assumptions and factors affecting our lease accounting and identifying and recognizing discontinued operations related to restaurant closures.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

(a) Directors and Executive Officers of the Registrant

The following individuals are currently serving as directors and executive officers of TRC:

Name	Age	Position with TRC
Donald N. Smith	64	Chairman of the Board and Chief Executive Officer
Richard A. Meringolo	42	Director
Hollis W. Rademacher	69	Director
Joseph F. Trungale	63	Director, President and Chief Operating Officer
Michael P. Donahoe	54	Director, Executive Vice President and Chief Financial Officer
James F. Barrasso	54	Executive Vice President, Foodservice Development

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

Richard A. Meringolo
Richard A. Meringolo was elected a Director of TRC and RHC in May 2003. Since January 2001, Mr. Meringolo has been a Managing Director of BancBoston Capital. From July 1984 through December 2000, he held various positions in several debt capital market divisions of FleetBoston Finance Group.

Hollis W. Rademacher
Hollis W. Rademacher was elected a Director of TRC and RHC in June 2000. For more than the past five years Mr. Rademacher has been a Principal of Hollis W. Rademacher & Company, a private consulting and investment company. Mr. Rademacher also serves on the Boards of Directors of Wintrust Financial Corporation, Schawk, Inc., Harker’s Distribution, Inc., Continental Glass & Plastics Company, Willis Stein & Partners, LLC, Jupiter Industries, Inc., Glencoe Capital Partners, LLP, First Mercury Financial Corp. and CompuPay, Inc. among several other privately held companies.

Joseph F. Trungale
Joseph F. Trungale was appointed President and Chief Operating Officer and was elected as a Director of the Company on March 4, 2004. Previously, Mr. Trungale was Chief Executive Officer and Director of VICORP Restaurants, Inc. from November 1999 through September 2003, after serving as the President of the Bakers Square concept since August 1998. From July 1997 through August 1998, Mr. Trungale served in various positions with operational responsibility over VICORP’s Bakers Square restaurants. From September 1995 through July 1997, Mr. Trungale operated a family-owned real estate business. For eight years preceding that, he was Vice President of Operations for Whataburger, Inc.

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

James F. Barrasso
James F. Barrasso has been Executive Vice President, Foodservice Development of TRC since February 1999. For more than five years prior, he was Vice President, Foodservice Development for TRC. Mr. Barrasso has served in various executive positions with TRC since September 1983.

(b) Code of Ethics

We have adopted The Restaurant Company Code of Business Conduct (the “Code”) that provides written standards that are reasonably designed to deter wrongdoing and to promote honest and ethical conduct; full, fair, accurate, timely and understandable public communications or filings; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code to an appropriate person identified within the Code; and accountability for adherence to the Code. All manager level employees and above are required annually to sign an acknowledgement that they are in compliance with the standards outlined in the Code. A copy of the Code is available on our website, www.perkinsrestaurants.com. We intend to disclose any amendments to or waivers of our Code by posting the required information on our website or filing a Form 8-K within the required time periods.

Item 11. Executive Compensation.

The following table summarizes all compensation paid or accrued for services rendered to the Company in all capacities during each of the three years in the period ended December 26, 2004 with respect to the Chief Executive Officer and the four most highly compensated executive officers whose total annual salary and bonus exceeded $100,000.

		Annual Compensation
				All Other
				Compen-
Principal Position	Year	Salary	Bonus	sation
Donald N. Smith	2004	$567,802	$272,915	$—
Chairman & Chief	2003	535,326	—	—
Executive Officer	2002	525,795	225,615	—

Joseph F. Trungale (4)	2004	$363,755	$127,104	$106,086	(2)(3)
President & Chief	2003	—	—	—
Operating Officer	2002	—	—	—

Michael P. Donahoe	2004	$280,565	$59,359	$16,874	(1)(3)
Exec. Vice President &	2003	246,077	—	176,813	(1)(2)
Chief Financial Officer	2002	55,906	—	—

James F. Barrasso	2004	$256,149	$27,494	$16,874	(1)(3)
Exec. Vice President,	2003	212,242	25,182	6,000	(1)
Foodservice Development	2002	216,035	20,000	6,000	(1)

(1)	Includes $6,150 for 2004 and $6,000 for 2003 and 2002 of Perkins’ matching contributions allocated to the named executive officers under the Perkins Retirement Savings Plan and the Deferred Compensation Plan.

(2)	Includes relocation costs paid by TRC for $90,000 on behalf of Mr. Trungale and $170,091 on behalf of Mr. Donahoe.

(3)	Includes payments made under The Restaurant Company Supplemental Executive Retirement Plan in the amount of $16,086 for Mr. Trungale, $10,724 for Mr. Donahoe and Mr. Barrasso.

(4)	Mr. Trungale also has a compensation arrangement with TRC, which provides one-year salary if termination is not “for cause” as defined in the arrangement.

Compensation of Directors.

Hollis W. Rademacher is paid $2,500 for each Board Meeting of TRC he attends. Mr. Rademacher was paid for one meeting of the board in 2004. No other Directors are compensated for their services as such.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners.

The following table sets forth the number of shares beneficially owned indirectly on June 9, 2005 by BancBoston Ventures, Inc.

		Amount and
		Nature of
		Beneficial		Percent
Title of Class	Name of Beneficial Owner	Ownership		of Class
Common Stock	BancBoston Ventures, Inc.	2,267	(1)	21.0%
	100 Federal Street
	Boston, MA 02110

(1) Owned indirectly through BancBoston Ventures, Inc.’s ownership of RHC, the sole shareholder of TRC.

(b) Security ownership of management.

The following table sets forth the number of shares beneficially owned either directly or indirectly on June 9, 2005 by all directors and the executive officers named in the Executive Compensation Table above, including all directors and executive officers as a group:

		Amount and		Percent
		Nature of		of Class
		Beneficial		(* less
Title of Class	Name of Beneficial Owner	Ownership		than 1%)
Common Stock	Donald N. Smith	7,574	(1)	70.0%
“	Richard A. Meringolo	2,267	(2)	21.0%
“	Hollis W. Rademacher	5	(3)	*

(1)	Beneficially owned by Mr. Smith through two family trusts owning seventy percent of the common stock of RHC, the sole shareholder of TRC. Mr. Smith’s address is c/o The Restaurant Company, 6075 Poplar Avenue, Suite 800, Memphis, TN 38119.

(2)	Owned by BancBoston Ventures, Inc. indirectly through its ownership of RHC. Mr. Meringolo is a Managing Director of BancBoston Capital.

(3)	Owned indirectly through RHC.

(c) Securities Authorized for Issuance Under Equity Compensation Plans.

TRC has no equity compensation plans.

(d) Arrangements Related to a Possible Change in Control of the Company.

On March 21, 2005, RHC announced that it had retained an investment bank to help RHC explore and evaluate a variety of financial and strategic alternatives for the Perkins Restaurant and Bakery chain.

The outstanding common shares of RHC not owned by Mr. Smith (the “Minority Shares”) are subject to an option to require RHC to redeem such shares at any time after December 22, 2004 at fair market value (the “Put”). As of December 26, 2004, the Minority Shares represented 30% of the outstanding common stock of RHC.

By letter agreement, dated as of March 18, 2005, the holders of the Minority Shares agreed that they will not exercise the Put while RHC was exploring its strategic alternatives; however, if an agreement relating to a strategic transaction is not entered into by September 11, 2005 or a strategic transaction is not consummated by January 9, 2006, the holder’s right to exercise the Put will be reinstated.

Under such letter agreement, RHC has agreed that if no strategic transaction is consummated within such time period and the holders of the Minority Shares exercise their Put rights thereafter, then RHC will, pursuant to the terms of the Put, complete the purchase of the Minority Shares put by the holders. RHC has waived its right under the terms of the Put to commence a sale of the company to complete such purchase, but this waiver would apply only to the first time the holders of Minority Shares exercise their Put rights.

Item 13. Certain Relationships and Related Transactions.

(a) Transactions with Management and Others.

During 2004, FICC purchased certain food products from Foxtail for which we were paid approximately $340,000. We believe that the prices paid to us for these products were no less favorable than the prices that would have been paid for the same products by a non-affiliated party in an arm’s length transaction. Mr. Smith is the Chairman of FICC and owns approximately 9.5% of its outstanding equity securities.

FICC leases certain land, buildings and equipment from us. During 2004, lease and sublease revenue was $69,000. We believe that the terms of the lease are no less favorable to us than could be obtained if the transaction was entered into with an unaffiliated third party.

Item 14. Principal Accountant Fees And Services.

The following table sets forth fees for services PricewaterhouseCoopers LLP provided to the Company during fiscal 2004 and 2003:

	2004	2003
Audit fees (2)	$193,000	$162,000
Tax fees (1)	5,000	5,000

Total	$198,000	$167,000

(1)	Represents fees primarily related to review of the Company’s federal income tax return.

(2)	Approximately $13,000 of the 2004 amount relates to the 2003 financial statement audit.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements filed as part of this report are listed below:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Income for the Years Ended December 26, 2004, December 28, 2003 and December 29, 2002.

Consolidated Balance Sheets at December 26, 2004 and December 28, 2003.

Consolidated Statements of Stockholder’s Investment for the Years Ended December 26, 2004, December 28, 2003 and December 29, 2002.

Consolidated Statements of Cash Flows for the Years Ended December 26, 2004, December 28, 2003 and December 29, 2002.

     2. The following Financial Statement Schedule for the years ended December 26, 2004, December 28, 2003 and December 29, 2002 is included:

No.
Report of Independent Registered Public Accounting Firm on Financial
Statement Schedule.
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

Exhibit No.
10.1
Guaranty by Perkins Restaurant and Bakery, L.P. and Perkins Restaurant and Bakery Operating Company, L.P. in favor of BancBoston Leasing, Inc. dated as of May 1, 1994. (Filed as Exhibit 10.1 to The Restaurant Company’s Amendment No. 1 to the Registration Statement on Form S-4, Registration No. 333-57925)

10.2
Guaranty dated July 5, 1995 among Perkins Restaurants Operating Company, L.P. and BancBoston Leasing, Inc. (Filed as Exhibit 10.2 to The Restaurant Company’s Amendment No. 1 to the Registration Statement on Form S-4, Registration No. 333-57925)

10.3
Revolving Credit Agreement, by and among Perkins Restaurant and Bakery, L.P., The Restaurant Company, Perkins Restaurants, Inc., Perkins Finance Corp., BankBoston, N.A. and other financial institutions and BankBoston N.A., as Agent and Administrative Agent with NationsBank, N.A. as Syndication Agent and BancBoston Securities, Inc. as Arranger dated as of December 22, 1997. (Filed as Exhibit 10.3 to The Restaurant Company’s Amendment No. 1 to the Registration Statement on Form S-4, Registration No. 333-57925)

10.5
10 1/8% Senior Notes Indenture dated as of December 22, 1997 among Perkins Restaurant and Bakery, L.P., Perkins Finance Corp. and the Trustee named therein. (Filed as Exhibit 10.5 to The Restaurant Company’s Amendment No. 1 to the Registration Statement on Form S-4, Registration No. 333-57925)

10.6
Form of 10 1/8% Senior Notes due 2007 (included in Exhibit 10.5). (Filed as Exhibit 10.6 to The Restaurant Company’s Amendment No. 1 to the Registration Statement on Form S-4, Registration No. 333-57925)

10.10
Amendment No. 4 to Revolving Credit Agreement, by and among The Restaurant Company, Fleet National Bank and other lending institutions, Fleet National Bank as agent and administrative agent and Bank of America, N.A. as syndication agent. (Filed as Exhibit 10.10 to The Restaurant Company’s 2001 Third Quarter Report on Form 10-Q)

10.11
First Amendment to Lease Agreement between Crescent Forum Partnership, an Arkansas general partnership and The Restaurant Company (Filed as Exhibit 10.11 to The Restaurant Company’s 2002 Annual Report on Form 10-K)

10.12
Amendment No. 5 to Revolving Credit Agreement, by and among The Restaurant Company, Fleet National Bank and other lending institutions, Fleet National Bank as agent and administrative agent and Bank of America, N.A. as syndication agent (Filed as Exhibit 10.12 to The Restaurant Company’s 2003 First Quarter Report on Form 10-Q)

Exhibit No.
10.13
Amendment No. 6 to Revolving Credit Agreement, by and among The Restaurant Company, Fleet National Bank and other lending institutions, Fleet National Bank as agent and administrative agent and Bank of America, N.A. as syndication agent (Filed as Exhibit 10.13 to The Restaurant Company’s 2003 Annual Report on Form 10-K)

10.14
Amendment No. 7 to Revolving Credit Agreement, by and among The Restaurant Company, Fleet National Bank and other lending institutions, Fleet National Bank as agent and administrative agent and Bank of America, N.A. as syndication agent (Filed as Exhibit 10.14 to The Restaurant Company’s 2004 Third Quarter Report on Form 10-Q)

10.15
Amendment No. 8 to Revolving Credit Agreement, by and among The Restaurant Company, Fleet National Bank and other lending institutions, Fleet National Bank as agent and administrative agent and Bank of America, N.A. as syndication agent (Filed as Exhibit 10.15 to The Restaurant Company’s Report on Form 8-K on December 27, 2004)

10.16
Amendment No. 9 to Revolving Credit Agreement, by and among The Restaurant Company, Fleet National Bank and other lending institutions, Fleet National Bank as agent and administrative agent and Bank of America, N.A. as syndication agent (Filed as Exhibit 10.16 to The Restaurant Company’s Report on Form 8-K on December 27, 2004)

10.17	The Restaurant Company Supplemental Executive Retirement Plan effective April 1, 2004**

10.18	Employment Agreement between The Restaurant Company and Joseph. F. Trungale, President and Chief Operating Officer**

10.19	The Restaurant Company 2004 Corporate Annual Incentive Plan**

10.20	The Restaurant Company 1999 Deferred Compensation Plan**

14	The Restaurant Company Code of Business Conduct

21	Subsidiaries of the Registrant. (Filed as Exhibit 21 to The Restaurant Company’s Amendment No. 1 to the Registration Statement on Form S-4, Registration No. 333-57925)

24	Power of Attorney (Included on Page 11-12). (Filed as Exhibit 24 to The Restaurant Company’s Amendment No. 1 to the Registration Statement on Form S-4, Registration No. 333-57925)

Exhibit No.
31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302*

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302*

99.1	Stockholder’s Agreement dated as of December 22, 1999, among RHC, BBV and DNS. (Filed as Exhibit 99 to The Restaurant Company’s report on Form 8-K filed on January 3, 2000)

99.2	Letter of Registrant pursuant to Temporary Note 3T to Article 3 of Regulation S-X. (Filed as Exhibit 99.2 to The Restaurant Company’s 2001 Annual Report on Form 10-K)

*	Filed Herewith.

**	Compensation Plan or Arrangement

Trademark Notice.

The following trademarks are used in this report to identify products and services of The Restaurant Company: Perkins, Perkins Family Restaurant, Perkins Restaurant and Bakery, Perkins Family Restaurant and Bakery and Perkins Bakery.

[Intentionally Left Blank]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized, on this the 9th day of June 2005.

THE RESTAURANT COMPANY
By:	/s/ Donald N. Smith
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on this the 9th day of June 2005.

Signature	Title

/s/ Donald N. Smith Donald N. Smith	Chairman of the Board, Chief Executive Officer (Principal Executive Officer)
/s/ Richard A. Meringolo Richard A. Meringolo	Director
/s/ Hollis W. Rademacher Hollis W. Rademacher	Director
/s/ Joseph F. Trungale Joseph F. Trungale	Director, President and Chief Operating Officer
/s/ Michael P. Donahoe Michael P. Donahoe	Director, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

We have not sent, and do not intend to send, an annual report to security holders covering our last fiscal year, nor have we sent a proxy statement, form of proxy or other soliciting material to our security holders with respect to any annual meeting of security holders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of The Restaurant Company:

Our audits of the consolidated financial statements referred to in our report dated May 25, 2005, appearing in this Annual Report on Form 10-K of The Restaurant Company and subsidiaries also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Memphis, TN

May 25, 2005

SCHEDULE II

THE RESTAURANT COMPANY
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged	Charged	Deductions		Balance
	Beginning of	to Costs &	to Other	from		at Close
Description	Period	Expenses	Accounts	Reserves		of Period

FISCAL YEAR ENDED DECEMBER 26, 2004

Allowance for Doubtful Accounts	$1,003	$719	$—	$(493	) (a)	$1,229

Reserve for Disposition of Assets	$156	$—	$—	$—		$156

FISCAL YEAR ENDED DECEMBER 28, 2003

Allowance for Doubtful Accounts	$1,174	$552	$—	$(723	) (a)	$1,003

Reserve for Disposition of Assets	$156	$—	$—	$—		$156

FISCAL YEAR ENDED DECEMBER 29, 2002

Allowance for Doubtful Accounts	$1,115	$498	$—	$(439	) (a)	$1,174

Reserve for Disposition of Assets	$156	$—	$—	$—		$156

(a)	Represents uncollectible accounts written off, net of recoveries, and net costs associated with direct financing sublease receivables for which a reserve was established.

S-1