Form 10-K
period 2005-12-25
RESTAURANT CO
filed 2006-03-28
CIK 1047040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 333-131004
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
on which registered
None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 25, 2005, the last day of our fiscal year, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $___based on the closing sale price as reported on the (applicable exchange). Not Applicable
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practical date.

Class: Common Stock, $.01 par value per share	Outstanding as of December 25, 2005: 10,820 shares
Documents incorporated by reference: Form S-4 filed on January 12, 2006

PART I
Item 1. Business.
General. The Restaurant Company (the “Company”, “Perkins”, “TRC”, “we”, “us”) is a wholly-owned subsidiary of The Restaurant Holding Corporation (“RHC”). TRC conducts business under the name “Perkins Restaurant and Bakery”. TRC is also the sole stockholder of TRC Realty LLC, The Restaurant Company of Minnesota and Perkins Finance Corp. On September 2, 2005, TRC Holding Corp., an affiliate of Castle Harlan Partners IV, L.P. (“CHP IV”), entered into a stock purchase agreement with RHC and its equity holders to purchase all of the outstanding capital stock of RHC for a purchase price of $245,000,000 (excluding fees and expenses), subject to adjustments including a working capital adjustment and certain other adjustments, inclusive of a potential earnout payment of up to $5,000,000. Since the closing of the acquisition, which was on September 21, 2005, RHC’s capital stock has been 100% owned by TRC Holding Corp., whose capital stock is 100% owned by TRC Holding LLC. TRC Holding Corp. and TRC Holding LLC were newly formed entities established by CHP IV. Approximately 90% of the equity interests of TRC Holding LLC are owned by CHP IV and its affiliates. In connection with the acquisition, Donald N. Smith, TRC’s former Chairman and Chief Executive Officer and the Chairman of the Board of Directors of Friendly’s Ice Cream Corporation (“FICC”), elected to exchange a portion of his equity interests in RHC for $6,500,000 of equity in TRC Holding LLC in lieu of cash consideration in the acquisition. Collectively, the foregoing transactions are referred to as the “Acquisition.”
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
Operations. We operate and franchise mid-scale full service restaurants, which serve a wide variety of high quality, moderately priced breakfast, lunch and dinner entrees. Our restaurants are open seven days a week except Christmas Day and some are open 24 hours a day. As of December 25, 2005, entrees served in Company-operated restaurants ranged in price from $2.99 to $9.69 for breakfast, $3.99 to $8.59 for lunch and $6.29 to $12.99 for dinner. On December 25, 2005, there were 482 full-service restaurants in our system, of which 151 were Company-operated restaurants and 331 were franchised restaurants. The restaurants operate under the names “Perkins Restaurant and Bakery,” “Perkins Family Restaurant,” “Perkins Family Restaurant and Bakery,” or “Perkins Restaurant” and the mark “Perkins”. The restaurants are located in thirty-four states with the largest number in Minnesota, Florida, Pennsylvania, Ohio and Wisconsin (see Significant Franchisees). We have sixteen franchised restaurants in Canada.
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
We also offer cookie doughs, muffin batters, pancake mixes, pies and other food products for sale to our Company-operated restaurants and franchised restaurants and bakery and food service distributors through Foxtail Foods (“Foxtail”), our manufacturing division. Sales of products from this division to Perkins franchisees and other third parties constituted approximately 13.6% of our total revenues combined for the successor and predecessor in 2005, 11.3% in 2004 and 10.3% in 2003.

Franchised restaurants operate pursuant to license agreements generally having an initial term of 20 years, and pursuant to which a royalty fee (4% of gross sales) and an advertising contribution (3% of gross sales) are paid. Franchisees pay a non-refundable one-time license fee of $40,000 for each of their first two restaurants. Franchisees opening their third and subsequent restaurants pay a one-time license fee of between $25,000 and $50,000 depending on the level of assistance provided by us in opening the restaurant. Typically, franchisees may terminate license agreements upon a minimum of 12 months prior notice and upon payment of specified liquidated damages. Franchisees do not typically have express renewal rights. In 2005, average annual royalties earned per franchised restaurant were approximately $64,000. The following number of license agreements are scheduled to expire in the years indicated: 2006 – seven; 2007 – thirteen; 2008 – twelve; 2009 – fourteen; 2010 — nineteen. Upon the expiration of license agreements, franchisees typically apply for and receive new license agreements. Franchisees pay a license agreement renewal fee of $5,000 to $7,500.
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
System Development. We opened no Company-operated restaurants in 2005 or 2004. We opened ten new franchised restaurants during 2005 and nine new franchised restaurants opened in 2004. One Company-operated restaurant was closed in 2005 and three were closed in 2004. During 2005, one Company-operated restaurant was sold to a franchisee. Thirteen franchised restaurants were closed in 2005 and thirteen were closed in 2004.
Research and Development. Each year, we develop and test a wide variety of products in our 3,000 square foot test kitchen in Memphis, Tennessee. New products undergo extensive development and consumer testing to determine acceptance. While this effort is an integral part of our overall operations, it was not a material expense in 2005, 2004 or 2003. We spent approximately $295,000, $389,000 and $340,000 conducting consumer research in 2005, 2004 and 2003, respectively.
Significant Franchisees. As of December 25, 2005, three franchisees, otherwise unaffiliated with the Company, owned 91 of the 331 franchised restaurants. These franchisees operated 40, 29 and 22 restaurants, respectively. Thirty-six of these restaurants are located in Pennsylvania, 27 are located in Ohio and the remaining 28 are located across Wisconsin, Nebraska, Florida, Tennessee, New Jersey, Minnesota, South Dakota, Kentucky, Maryland, New York, Virginia, North Dakota, South Carolina and Michigan. During 2005, these three franchisees provided royalties and license fees of $2,378,000, $1,527,000 and $1,716,000, respectively.
Franchise Guarantees. On June 9, 2000, the Company entered into an agreement to guarantee fifty percent of borrowings up to a total guarantee of $1,500,000 for use by a franchisee to remodel and upgrade existing restaurants. Immediately prior to September 21, 2005, there was $3,000,000 in borrowings outstanding under this agreement of which we guaranteed $1,500,000. In conjunction with the acquisition, Donald N. Smith assumed all liability and responsibilities related to this guarantee. Under the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, this guarantee has been determined by the Company not to be a variable interest in the franchisee.
Service Fee Agreements. Our predecessors entered into arrangements with several different parties which have reserved territorial rights under which specified payments are to be made by us based on a percentage of gross sales from certain restaurants and for new restaurants opened within certain geographic regions. During 2005, we paid an aggregate of $2,480,000 under such arrangements. Three such agreements are currently in effect. Of these, one expires in the year 2075, one expires upon the death of the beneficiary and the remaining agreement remains in effect as long as we operate Perkins Restaurants and Bakeries in certain states.

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
Employees. As of December 25, 2005, we employed approximately 9,800 persons. Approximately 445 of these were administrative and manufacturing personnel and the balance were restaurant personnel. Approximately 60% of the restaurant personnel are part-time employees. We compete in the job market for qualified restaurant management and operational employees. We maintain ongoing restaurant management training programs and have on our staff full-time restaurant training managers and a training director. We believe that our restaurant management compensation and benefits package compares favorably with those offered by our competitors. None of our employees are represented by a union.
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
Segment Information. We have three primary operating segments: restaurants, franchise and manufacturing. See Note 17 of Notes to Financial Statements for financial information regarding each of our segments.

Item 1a. Risk Factors.
The risk factors are incorporated by reference to the information in our Form S-4 filed on January 12, 2006 under the caption “Risk Factors – Risks Related to our Business”.
Item 1b. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
The following table lists the location of each of the full-service Company-operated and franchised restaurants in the Perkins system as of December 25, 2005. The table excludes one limited service Perkins Express located in Utah.
Number of Restaurants

	Company-
	Operated	Franchised	Total
Arizona	—	1	1
Arkansas	—	4	4
Colorado	8	4	12
Delaware	—	1	1
Florida	36	22	58
Georgia	—	1	1
Idaho	—	8	8
Illinois	7	—	7
Indiana	—	5	5
Iowa	16	3	19
Kansas	2	4	6
Kentucky	—	4	4
Maryland	—	3	3
Michigan	7	2	9
Minnesota	37	35	72
Missouri	7	1	8
Montana	—	9	9
Nebraska	—	10	10
New Jersey	—	14	14
New York	—	14	14
North Carolina	—	2	2
North Dakota	3	5	8
Ohio	—	44	44
Oklahoma	2	—	2
Pennsylvania	7	50	57
South Carolina	—	4	4
South Dakota	—	10	10
Tennessee	4	11	15
Virginia	—	4	4
Washington	—	6	6
West Virginia	—	2	2
Wisconsin	15	28	43
Wyoming	—	4	4
Canada	—	16	16

Total	151	331	482

Most of the restaurants feature a distinctively styled brick or stucco building. Our restaurants are predominantly single-purpose, one-story, free-standing buildings averaging approximately 5,000 square feet, with a seating capacity of between 90 and 250 customers.
The following table sets forth certain information regarding Company-operated restaurants and other properties, as of December 25, 2005:
Number of Properties (1)

	Number of Properties(1)
Use	Owned	Leased	Total
Offices and Manufacturing Facilities(2)	1	10	11
Perkins Restaurant and Bakery(3)	—	151	151

(1)	In addition, we lease nine properties, all of which are subleased to others. We also own three properties, two of which are leased to others and one that is vacant.

(2)	Our principal office is located in Memphis, Tennessee, and currently comprises approximately 50,000 square feet under a lease expiring on May 31, 2013, subject to a renewal by us for a maximum of 60 months. We also own a 25,149 square-foot manufacturing facility in Cincinnati, Ohio, and lease two other properties in Cincinnati, Ohio, consisting of 36,000 square feet and 120,000 square feet, for use as manufacturing facilities.

(3)	The average term of the remaining leases is approximately thirteen years, excluding renewal options. The longest lease term will mature in approximately 21 years and the shortest lease term will mature in less than 1 year, assuming the exercise of all renewal options.
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

Holders.

As of December 25, 2005, there was 1 Stockholder of record.

Dividends.

A distribution of $180,000 was paid during 2005. A distribution of $1,250,000 was declared and paid during 2004. No dividends or distributions were declared or paid during 2003. TRC’s credit agreements and indentures governing its debt securities restrict our ability to pay dividends or distributions to our equity holders.

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

	Successor	Predecessor
	September 22,	December 26, 2004 -
	2005 - December	September 21,
	25, 2005	2005	2004	2003	2002	2001
Income Data:
Revenues	$92,546	$259,789	$341,341	$332,642	$337,456	$330,504
Income (loss) from continuing operations	$(478)	$(4,140)	$5,145	$2,096	$600	$(404)
Loss from discontinued operations	$—	$—	$—	$(96)	$(1,195)	$(378)

Balance Sheet Data:
Total assets	$308,418		$237,785	$232,060	$198,334	$256,605
Long-term debt and capital lease obligations (a)	$187,763		$147,975	$148,118	$151,349	$174,668

Distributions	$—	$180	$1,250	$—	$—	$—

Statistical Data:
Full service Perkins Restaurants in operation at end of year:
Company-operated (b)	151		153	156	155	153
Franchised (b)	331		333	337	343	344

Total	482		486	493	498	497

Average annual sales per company-operated restaurant	$1,866		$1,824	$1,795	$1,851	$1,910

Average annual royalties per franchised restaurant	$64.0		$63.3	$61.4	$61.2	$62.1

(a)	Net of current maturities of $277, $331, $466, $9,489 and $1,030.

(b)	Excludes two Company-operated Sage Hen Cafes (closed in 2002) and one franchised Perkins Express.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL
The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to the consolidated financial statements and accompanying notes of The Restaurant Company included elsewhere in this prospectus. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below. See discussion under the caption “Cautionary Note Regarding Forward-Looking Statements.” The period from December 27, 2004 through September 21, 2005 is referred to as the “predecessor period” and the period from September 22, 2005 through December 25, 2005 is referred to as the “successor period.” Except as otherwise indicated, references to years mean our fiscal year ended December 25, 2005, December 26, 2004 or December 28, 2003.
OVERVIEW
Our Company:
We are a leading operator and franchisor of full-service family dining restaurants located primarily in the Midwest, Florida and Pennsylvania. As of December 25, 2005, we operated 151 full-service restaurants, and franchised 331 full-service restaurants to 115 franchisees in 33 states and in five Canadian provinces. In addition, we operate a bakery goods manufacturing division, Foxtail, which manufactures pies, pancake mixes, cookie doughs, muffin batters and other bakery products for both our in-store bakeries and third-party customers. For over 47 years, we have built a loyal customer base by offering a wide menu selection of high quality, moderately priced food and beverage items consisting of traditional favorites and seasonal specialties. We believe that our established brand name, attractive price/value relationship and focused store level execution have helped us to achieve consistent operating performance. Over 94% of our restaurants produce positive store-level cash flow and our restaurants footprint extends over 13 states, with a significant number of restaurants in Minnesota and Florida. Our existing restaurants currently generate average annual revenues of $1.87 million, which we believe is among the highest unit averages in the family dining industry.
Founded in 1958, Perkins has continued to adapt its menu, product offerings and building décor to meet changing consumer preferences, while honoring a tradition of high-quality food and friendly service that has been the hallmark of the Perkins brand. The Perkins concept is designed to serve a variety of demographically and geographically diverse customers for a wide range of dining occasions, which are appropriate for the entire family. We offer a full menu of over 90 assorted breakfast, lunch, dinner, snack and dessert items ranging in price from $2.99 to $12.99 with an average guest check as of December 25, 2005 of $7.51 for our restaurants. Perkins signature menu items include our omelettes, secret recipe real buttermilk pancakes, Mammoth Muffins, Tremendous Twelve platter, salads, melt sandwiches and Butterball turkey entrees. Breakfast items, which are available throughout the day, account for approximately half of the entrees sold in our restaurants.
The Acquisition:
On September 21, 2005, TRC Holding Corp., an affiliate of CHP IV, purchased all of the outstanding capital stock of RHC for a purchase price of $245.0 million (excluding fees and expenses), subject to a working capital adjustment and certain other adjustments. The purchase price included a potential earnout payment of up to $5.0 million. Approximately 90% of the equity interests of TRC Holding Corp. is owned by CHP IV and its affiliates, and Donald N. Smith, our former Chairman and Chief Executive Officer, owns the remaining equity interests of TRC Holding Corp. through his participation in the rollover in which he exchanged a portion of his equity interests in RHC for $6.5 million of equity in TRC Holding Corp. in lieu of cash consideration in the Acquisition. For more information about the Acquisition, see Note 4, “Acquisition,” in the accompanying consolidated financial statements.

Sale Leaseback Transaction and Bond Redemption:
On June 29, 2005, we sold 67 of our restaurant properties to a subsidiary of Trustreet Properties, Inc., or Trustreet, and simultaneously entered into a lease with Trustreet for each property for an initial term of 20 years and option terms for up to an additional 20 years. In conjunction with this transaction, we received net proceeds of $137,212,000. The total net book value of the assets sold was $62,042,000. One restaurant property was sold at a loss of $100,000,which is recorded in Provision for Disposition of Assets on the accompanying Consolidated Statements of Income. The remaining properties were sold for a gain of $75,270,000, which was deferred and amortized to income until September 21, 2005. The balance of the deferred gain as of September 21, 2005, was eliminated in connection with recording purchase accounting adjustments described in Note 4 to the accompanying consolidated financial statements for the successor period and the predecessor period. At December 25, 2005, a current tax liability of approximately $694,000 was recorded in accrued income taxes on our consolidated balance sheets.
On August 1, 2005, we redeemed the principal amount of $148,009,000, the premium due on redemption of $2,532,000 and all accrued interest of $2,152,000 on (1) the 10.125% Unsecured Senior Notes under the indenture dated December 22, 1997, among Perkins Family Restaurants, L.P., Perkins Finance Corp. (to which we are successor in interest) and State Street Bank and Trust Company, as Trustee and (2) the 11.25% Senior Discount Notes under the indenture dated as of May 18, 1998, between us and State Street Bank and Trust Company, as Trustee. In addition, we wrote off the remaining loan discount of $571,000 and charged Interest, net in the accompanying Consolidated Statement of Operations.
Key Factors Affecting Our Results:
The key factors that affect our operating results are comparable restaurant sales, which are driven by comparable customer counts and check average, and our ability to manage operating expenses such as food cost, labor and benefits and other costs. Comparable restaurant sales is a measure of the percentage increase or decrease of the sales of restaurants open at least one full fiscal year. We do not use new restaurants in our calculation of same unit sales until they are open for at least one full fiscal year in order to allow a new restaurant’s operations and sales time to stabilize and provide more meaningful results. Our restaurant count has remained relatively stable over the last three years.
Like much of the restaurant industry, we view comparable restaurant sales as a key performance metric, at the individual restaurant level, within regions and throughout our Company. With our information systems, we monitor comparable restaurant sales on a daily, weekly and monthly period basis on a restaurant-by-restaurant basis. The primary drivers of comparable restaurant sales performance are changes in the average per-person check and changes in the number of customers, or customer count. Average check performance is primarily affected by menu price increases and changes in the purchasing habits of our customers. We also monitor entrée count, exclusive of take-out business, and sales of whole pies, which we believe is indicative of overall customer traffic patterns. To increase average restaurant sales, we focus marketing and promotional efforts on increasing customer visits and sales of particular products. Comparable restaurant sales performance is also affected by other factors, such as food quality, the level and consistency of service within our restaurants and franchised restaurants, the attractiveness and physical condition of our restaurants and franchised restaurants, as well as local and national economic factors. From fiscal 2004 through fiscal 2005, we have attained comparable annual sales growth of 1.30%.

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
Insurance Reserves:
We are self-insured up to certain limits for costs associated with workers’ compensation claims, property claims and benefits paid under employee health care programs. At December 25, 2005 and December 26, 2004, we had total self-insurance accruals reflected in our balance sheet of approximately $4.8 million and $5.7 million, respectively.
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
During the predecessor period of 2005, we determined that impairment existed with respect to one company owned property and recorded an impairment charge of approximately $248,000. We had entered into a contract to sell this property, which closed during the first quarter of 2006, and reduced the net book value of the property to its estimated sales price.
We utilize operating leases to finance a significant number of our restaurant properties. Over the years, we have found these leasing arrangements to be favorable from a cash flow and risk management standpoint. Such arrangements typically shift the risk of loss on the residual value of the assets at the end of the lease period to the Lessor. As discussed in “Capital Resources and Liquidity” and in Note 7 to the accompanying audited financial statements, at December 25, 2005, we had approximately $340 million (on an undiscounted basis) of future commitments for operating leases.
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
We have approximately $202 million of goodwill and intangible assets on our balance sheet resulting from the acquisition of businesses. New accounting standards adopted in 2002 require that we review these intangible assets for impairment on an annual basis and cease all goodwill amortization. The adoption of these new rules did not result in an impairment of our recorded intangible assets. The annual evaluation of intangible asset impairment, performed in the period following our year end, requires the use of estimates about the future cash flows of each of our reporting units to determine their estimated fair values. Changes in forecasted operations and changes in discount rates can materially affect these estimates. However, once an impairment of intangible assets has been recorded, it cannot be reversed.

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
ACQUIRED RESTAURANT OPERATIONS
Effective December 1, 2003, we leased two restaurants from a franchisee in Florida for a period of five years. These restaurants’ operations for 2004 and the last four-week period of 2003 are included in the accompanying financial statements. Also effective December 1, 2003, we entered into a management contract to operate one franchisee restaurant located in Florida for a period of one year. This contract was renewed during 2004 for an additional one-year period and was extended at the end of 2005 for an additional 90-day period. In accordance with the contract, we will operate the store and are responsible for the profit or loss generated by the store. This contract did not meet the accounting requirements for consolidation into our financial statements. Therefore, only our management fee income or expense related to this restaurant’s profit or loss is recorded in the Franchise segment of our financial statements. Our contract expired and this store was closed in February 2006.
SYSTEM DEVELOPMENT
We opened no new Company-operated restaurants and ten franchised restaurants in 2005. We plan to open five new Company-operated restaurants and up to ten franchised restaurants in 2006.
MANAGEMENT’S OUTLOOK
We believe that the overall economy will continue a period of sustained growth in 2006 despite negative economic pressures due to higher overall energy costs. We expect this economic environment to have a positive impact on our guest visits and our overall profitability. Consistent with 2005, we will continue focusing on managing restaurant costs and providing quality food and service on a consistent basis. It is our belief that the above factors will allow us to begin to expand our number of restaurants over the next several years.
RESULTS OF OPERATIONS
Overview:
Our revenues for the annual fiscal year ended December 25, 2005 were derived primarily from the operation of restaurants, the sale of bakery products produced by Foxtail and franchise royalties. In order to ensure consistency and availability of Perkins’ proprietary products to each unit in the system, Foxtail offers cookie doughs, muffin batters, pancake mixes, pies and other food products to our restaurants and franchised restaurants through food service distributors. Sales to our restaurants are eliminated in the accompanying consolidated statements of operations. For the fiscal year ended December 25, 2005, revenues combined for the successor and predecessor from our restaurants, Foxtail, and franchise royalties and other accounted for 80.3%, 13.6% and 6.1% of total revenue, respectively, as compared to 82.4%, 11.3% and 6.3% for the fiscal year ended December 26, 2004.

Excluding the costs and expenses of the Acquisition, our fiscal 2005 results reflect improved overall performance that was consistent with the continued growth in the economy. However, we still face continued challenges due to the slower economic recovery in certain Midwest states and increased competition in certain key markets. Since the beginning of 2004, our cash generated from operations has increased primarily through our continued focus on cost control and restaurant management efforts as well as reduced capital expenditures. We believe that this strategy will allow us to begin to expand our number of restaurants over the next several years.
The following table sets forth all revenues, costs and expenses as a percentage of total revenues for the periods indicated for revenue and expense items included in the consolidated statements of operations.

	Successor	Predecessor
	September	December
	22, 2005 -	27, 2004 -	Year Ended	Year Ended
	December	September	December	December
	25, 2005	21, 2005	26, 2004	28, 2003
Revenues:
Food sales	94.1%	93.7%	93.7%	93.5%
Franchise revenues and other	5.9	6.3	6.3	6.5

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of sales (excluding depreciation shown below):
Food cost	29.5	26.9	27.4	26.9
Labor and benefits	31.2	31.7	32.3	33.1
Operating expenses	21.9	20.6	18.9	19.3
General and administrative	8.9	9.1	9.2	8.7
Transaction costs	0.9	1.8	—	—
Stock compensation	—	3.4	—	—
Depreciation and amortization	3.9	4.5	5.5	6.1
Provision for (benefit from) disposition of assets, net	(1.0)	(0.2)	—	0.1
Lease termination	—	—	—	0.2
Asset write-down	—	0.1	0.2	0.1
Interest, net	5.9	5.2	4.7	5.0
Other, net	—	—	(0.1)	—

Total costs and expenses	101.2	103.1	98.1	99.5

Income from continuing operations before income taxes	(1.2)	(3.1)	1.9	0.5
Provision for income taxes	0.7	1.5	(0.4)	0.1

Income from continuing operations	(0.5)%	(1.6)%	1.5%	0.6%

For the 2005 predecessor period, loss from continuing operations was $4.1 million and for the successor period, loss from continuing operations was $0.5 million. The combined loss from continuing operations for both the predecessor and successor periods was $4.6 million versus income of $5.1 million for 2004 and $2.1 million in 2003. Pre-tax loss from continuing operations for the 2005 predecessor period included a net gain of approximately $0.3 million related to asset dispositions and write-downs, and pre-tax loss from continuing operations for the successor period included a net gain of approximately $0.9 million. The combined asset dispositions and write-downs for both the predecessor and successor periods was $1.2 million. Pre-tax income from continuing operations for 2004 included a net loss of $0.6 million related to asset dispositions and write-downs. Pre-tax income from continuing operations for 2003 included a net loss of $1.6 million related to asset dispositions, write-downs and a lease termination.

Successor Period From September 22, 2005 Through December 25, 2005 And The Predecessor Period From December 27, 2004 Through September 21, 2005 Compared To The Year Ended December 26, 2004
Revenues:
For the predecessor period, we recorded revenue of $259,789,000 and for the successor period we recorded revenue of $92,546,000. Year-to-date total revenues for the predecessor and successor periods was $352,335,000, as compared to total revenues of $341,341,000 for 2004, an increase of 3.2% over the prior year-to-date period primarily due to increased Foxtail sales to third parties. Total restaurant sales increased 3.4% primarily due to increased same store comparable sales. The increase in same store comparable sales is attributable to an increase in average guest check.
For the predecessor period, we recorded revenue from Foxtail of $34,204,000, and for the successor period, we recorded revenue of $13,620,000. The combined revenues from Foxtail for the predecessor and successor periods were $47,824,000, as compared to total revenues from Foxtail of $38,445,000 for 2004. This amount represents an increase of approximately 24.4% over 2004 and constituted 13.6% of our total 2005 revenues. The increase in Foxtail revenues over prior year is primarily due to production contracts associated with Foxtail’s new pie manufacturing line that began production during the second half of 2004.
For the predecessor period, we recorded franchise revenues, which consist primarily of franchise royalties and initial license fees, of $16,343,000 and for the successor period, we recorded revenue of $5,418,000. The combined franchise revenues for the predecessor and successor periods were $21,761,000, as compared to franchise revenues of $21,604,000 for 2004. This amount represents an increase of 0.7% from the prior year and is primarily due to increased royalty revenues of 0.8% from increased performance of newly opened stores. Since December 26, 2004, our franchisees have opened ten restaurants and closed thirteen restaurants.
Costs and Expenses:
Food cost:
For the predecessor period, we recorded food cost of $69,976,000 and for the successor period, we recorded food cost of $27,346,000. The combined food cost for the predecessor and successor periods was $97,322,000, as compared to food cost of $93,439,000 for 2004, which as a percentage of total revenues represents an increase of 0.2 percentage points over 2004. Restaurant food cost, as a percentage of restaurant sales, decreased 0.8% versus 2004 primarily due to system-wide menu price increases of 3.1% combined with stable commodity costs. As a percentage of Foxtail Sales, Foxtail food cost increased 0.8 percentage points for 2005 as compared to 2004, primarily due to a shift in the production mix to items with a higher food cost component of the sales price. Production contracts associated with the new pie line, which began production during the second half of 2004, have an average sale price that is lower than the sales prices of our legacy products. As a result, this decreased sales price per case has negatively impacted our costs as a percentage of Foxtail revenue.
Labor and benefits:
For the predecessor period, we recorded labor and benefits expenses of $82,352,000 and for the successor period, we recorded labor and benefits expense of $28,902,000. The combined labor and benefits expense for the predecessor and successor periods was $111,254,000, as compared to labor and benefits expense of $110,312,000 for 2004. As a percentage of total revenue, this amount represents a decrease of 0.7 percentage points over 2004 primarily due to increased productivity partially offset by an increase in the average wage rate driven by minimum wage increases in two key markets. On May 1, 2005, Florida increased its minimum wage rate from $5.15 to $6.15. On August 1, 2005, Minnesota increased its minimum wage rate from $5.15 to $6.15. Foxtail labor costs, as a percentage of Foxtail revenue, decreased 0.9 percentage points.

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
Operating expenses:
For the predecessor period, we recorded operating expenses of $53,438,000 and for the successor period, we recorded operating expenses of $20,238,000. The combined operating expenses for the predecessor and successor period were $73,676,000, as compared to operating expenses of $64,397,000 for 2004. Expressed as a percentage of total revenues, operating expenses increased 2.0 percentage points compared to the prior year primarily as a result of increased rent from the Sale Leaseback Transaction. Franchise operating expenses increased 3.3% while Foxtail operating expenses increased 16.6% due to increased overhead and indirect plant expenses.
The following expenses are impacted by the Acquisition and the Sale Leaseback Transaction and, therefore, may not be comparable to prior year.
General and administrative:
General and administrative expenses were $23,711,000 for the predecessor period and $8,233,000 for the successor period. The combined general and administrative expenses for the predecessor and successor periods were $31,944,000, as compared to general and administrative expenses of $31,395,000 for 2004. This decrease of 0.1 percentage points as a percentage of total revenues was primarily due to decreases in home office expenses partially offset by management fees to Castle Harlan incurred during the successor period.
Transaction costs and stock compensation:
Transaction costs represent internal and external expenses related to our efforts to sell the common stock of our parent, including the completion of the Sale Leaseback Transaction and the Acquisition. Transaction costs were $4,632,000 for the predecessor period and were $867,000 for the successor period. The combined transaction costs for the predecessor and successor periods were $5,499,000, and consisted of administrative, consultative and legal expenses associated with our efforts to sell the common stock. There were no transaction costs recorded during 2004. During the predecessor period, we incurred $7,433,000 of compensation expense related to payouts under our stock option plan in addition to $1,492,000 accrued throughout the first two quarters of 2005. We accrued $436,000 of expense related to our stock option plan during 2004.
Depreciation and amortization:
Depreciation and amortization expense was $11,816,000 for the predecessor period and $3,589,000 for the successor period. The combined depreciation and amortization expense for the predecessor and successor periods was $15,405,000, as compared to depreciation and amortization expense of $18,866,000 for 2004. Depreciation and amortization expense decreased from 5.5% of sales in 2004 to 4.4% of sales for the combined predecessor and successor periods. This decrease is primarily due to the reduction of assets owned by us as a result of the Sale Leaseback Transaction as well as the impact of our continued reduction in capital spending since 2001.
Interest, net:
Interest expense, net, was $13,380,000 for the predecessor period and was $5,496,000 for the successor period. The combined interest expense, net, for the predecessor and successor periods was $18,876,000, as compared to interest expense, net, of $16,121,000 for 2004. Interest expense, net, as a percentage of total revenue, increased by 0.7 percentage points versus the prior year primarily due to the premium paid and the write off of certain unamortized bond issuance costs associated with the redemption of the senior notes and discount notes and increased interest expense from the higher principal balance of the $190,000,000 Senior Notes. These increases were partially offset by an increase of interest income of $444,000 on cash and cash equivalents for the combined predecessor and successor periods.

Provision for/Benefit from disposition of assets and asset write down:
During the successor period, we recorded a net gain of $904,000 related to insurance proceeds received as a result of a fire at one of our company-operated restaurants. The restaurant has since been rebuilt and reopened. We also incurred an impairment loss of $12,000 to write down the net book value of equipment to its net realizable value.
During the predecessor period, we moved one leased company operated restaurant to a new facility in conjunction with an exchange transaction consummated by our landlord. In conjunction with the move, we recorded a loss of approximately $262,000 on assets abandoned at the old location.
During the predecessor period, we also subleased one restaurant to a franchisee and sold the franchisee the equipment at the restaurant, which resulted in a net gain of approximately $126,000. We also incurred an impairment loss of $248,000 to write down the net book value of a property to its net realizable value. We have entered into a contract to sell this property, which closed during the first quarter of 2006, and reduced the net book value of the property to its estimated sales price.
During the predecessor period, with respect to the Sale Leaseback Transaction, we recorded a loss of $100,000 related to one property sold and amortized approximately $754,000 of the $75,270,000 gain deferred in conjunction with the completion of the transaction. The balance of the deferred gain as of September 21, 2005, was eliminated in connections with recording purchase accounting adjustments as described in Note 4 and Note 5 to the accompanying consolidated financial statements.
Other, net:
Other, net, was income of $214,000 for the predecessor period and was income of $105,000 for the successor period. The combined other, net, for the predecessor and successor periods was income of $319,000, as compared to other income, net, of $469,000 for 2004. Other, net, as a percentage of total revenue, was flat compared to 2004.
Provision for income taxes:
For the 2005 predecessor period, the effective tax benefit rate was 48.0%, and for the successor period, the effective tax benefit rate was 57.6%. For the combined predecessor and successor periods, the effective tax benefit rate was 49.2% as compared to an effective tax provision rate of 22.6%. The decrease in the effective rate is primarily due to taxable losses incurred in executing the sale of RHC to TRC Holding Corp., partially offset by the taxable gains recognized in conjunction with the Sale Leaseback Transaction.
Year Ended December 26, 2004 Compared to Year Ended December 28, 2003
Revenues:
Total revenues increased 2.5% over 2003 due primarily to increased restaurant food sales and increased Foxtail sales outside the Perkins system.
Food sales at Company-operated restaurants increased 1.6%. The increase can be attributed to an increase in comparable restaurant sales primarily due to an increase in check average, partially offset by a decrease in comparable customer visits. Slower than expected economic recovery in key Midwestern states and increased competition in certain key markets contributed to the decrease in comparable customer visits. The decrease in comparable customer visits was partially offset by an increase in the guest check average due to menu mix shifts and cumulative price increases.
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
General and administrative:
General and administrative expenses increased to 9.2% of total revenues in 2004 from 8.7% of total revenues in 2003. The increase is primarily attributable to increased incentive costs.

Depreciation and amortization:
Depreciation and amortization decreased approximately 6.5% from 2003 due to the Company’s continued reduction in capital spending since 2001.
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
Interest, net:
Net interest expense decreased from 5.0% to 4.7% of revenues. The decrease is the result of reduced average borrowings by the Company during 2004.
Provision for income taxes:
The provision for income taxes in 2004 was $1.5 million. Our effective tax rate attributable to continuing operations was 22.6% in 2004 and 13.4% in 2003. The effective tax rate in 2004 was higher than in 2003 because federal income tax credits were relatively flat as compared to 2003 yet 2004 operating income was higher than in 2003. The 2004 effective tax rate was favorably impacted primarily by credits resulting from excess FICA taxes paid on server tip income that exceeds minimum wage. The effective tax rate is lower than the statutory U.S. federal tax rate primarily due to the utilization of these credits.
CAPITAL RESOURCES AND LIQUIDITY
Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. As of December 25, 2005, we had approximately $187,503,000 of debt outstanding consisting of senior debt from the New Senior Notes. The Company has a secured $25,000,000 revolving credit facility (the “Credit Facility”) with a sub-limit for up to $7,500,000 of letters of credit. All amounts under the Credit Facility bear interest at floating rates based on the agent’s base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is collateralized by a first priority lien on substantially all of the assets of the Company. As of December 25, 2005, there were no borrowings and approximately $6,860,000 of letters of credit outstanding under the Credit Facility. These letters of credit are in the process of being exchanged for new letters of credit under our successor revolving credit facility. The letters of credit are primarily utilized in conjunction with our workers’ compensation programs. Subject to our performance, which, if adversely affected, could adversely affect the availability of funds, we expect to be able to meet our liquidity requirements for the next twelve months through cash provided by operations and through borrowings available under our Credit Facility.
On June 29, 2005, we sold 67 of our restaurant properties to a subsidiary of Trustreet and simultaneously entered into a lease with Trustreet for each property for an initial term of 20 years and option terms for up to an additional 20 years. In conjunction with this transaction, we received net proceeds of $137,212,000. The total net book value of the assets sold was $62,042,000. One restaurant property was sold at a loss of $100,000, which is recorded in Provision for Disposition of Assets on the accompanying Consolidated Statements of Operations. The remaining properties were sold for a gain of $75,270,000, which was deferred and amortized to income until the Acquisition date. The balance of the deferred gain as of the Acquisition date was eliminated in connection with recording purchase accounting adjustments described in the Acquisition note. At December 25, 2005, a current tax liability of approximately $185,000 is recorded in Accrued income taxes on the accompanying Consolidated Balance Sheets.

Working Capital and Cash Flows
Although we presently have a positive working capital balance of approximately $313,000, we have in the past and may again in the future have negative working capital balances. A negative working capital balance is primarily due to the fact that any excess cash not needed immediately to pay for food and supplies or to finance receivables and inventory has typically been used for capital expenditures and/or payments of long-term debt balances.
Operating activities:
Cash used in operating activities during the predecessor period totaled $9.5 million while cash provided by operating activities totaled $7.8 million for the successor period. For the combined predecessor and successor periods, cash used in operating activities totaled $1.7 million compared to cash provided by operating activities of $23.1 for 2004. The decrease in cash flows from operating activities is primarily due to changes in prepaid expenses and other current assets and decreases in other liabilities.
Investing activities:
Cash flows provided by investing activities for the predecessor period were $131.0 million while cash flows used in investing activities were $226.8 million for the successor period. The cash flows used in investing activities for the combined predecessor and successor periods was $95.8 million compared to cash used in investing activities of $8.4 million for 2004. During the predecessor period, the primary cash outflows from investing activities related to $6.2 million of capital expenditures and the primary cash inflows from investing activities related to $137.2 million of proceeds from the sale of assets in conjunction with the Sale Leaseback Transaction. During the successor period, the primary cash outflows from investing activities related to $225.0 million of payments made in conjunction with the Acquisition.
Financing activities:
Cash flows used in financing activities for the predecessor period were $134.6 million while cash flows provided by financing activities for the successor period were $218.7 million. The cash flows provided by financing activities for the predecessor and successor periods were $84.1 million compared to cash flows used in financing activities of $1.7 million for 2004. During the predecessor period, the primary cash flows used in financing activities included $148.0 million of payments on our long-term debt, $4.0 million of proceeds from our revolving credit facility and $9.6 million of proceeds provided for stock option redemptions in conjunction with the Acquisition. During the successor period, the primary cash flows included $190.0 million of debt proceeds, $9.2 million of debt issuance costs, $6.6 million of payments on our revolving credit facility and a $44.6 million capital contribution from our parent.
The following table sets forth cash flow data for predecessor period, the successor period and for the fiscal years ended December 28, 2003 and December 26, 2004:

	Successor	Predecessor
	September 22,	December 27,
	2005 -	2004 -	Year Ended	Year Ended
	December 25,	September 21,	December 26,	December 28,
	2005	2005	2004	2003
Cash flows provided by (used in) operating activities	$7,805	$(9,541)	$23,127	$20,361
Cash flows provided by (used for) investing activities	(226,788)	130,957	(8,384)	(9,711)
Cash flows provided by (used for) financing activities	218,671	(134,618)	(1,717)	(11,501)

Prior to the Acquisition, the principal uses of cash during the year were capital expenditures and payments under our capital lease obligations. Capital expenditures consisted primarily of equipment purchases for Foxtail, capital improvements and costs related to remodels of existing restaurants. The following table summarizes capital expenditures for each of the past three years (in thousands):

	Successor	Predecessor
	September 22,	December 27,
	2005 -	2004 -	Year Ended	Year Ended
	December 25,	September 21,	December 26,	December 28,
	2005	2005	2004	2003
New restaurants	$—	$—	$—	$32
Capital Improvements	2,584	3,247	3,944	5,053
Remodeling and reimaging	352	1,041	920	1,378
Manufacturing	194	655	3,549	1,107
Other	120	1,328	3,461	2,170

Total Capital Expenditures	$3,250	$6,271	$11,874	$9,740

Our capital budget for 2006 is $12.7 million and includes plans to open five new Company-operated restaurants. The primary source of funding for these expenditures is expected to be cash provided by operations. Capital spending could vary significantly from planned amounts as certain of these expenditures are discretionary in nature.
CASH CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
Cash Contractual Obligations:
The following table represents our contractual commitments associated with our debt and other obligations as of December 25, 2005 (in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2006	2007	2008	2009	2010	Thereafter	Total
Contractual Obligations
New Senior Notes	—	—	—	—	—	$190,000	190,000
Credit Facility	—	—	—	—	—	—	—
Capital lease obligations	312	166	112	—	—	—	590
Operating leases	20,877	20,570	20,356	19,321	19,443	239,268	339,835
Interest on indebtedness (1)	19,000	19,000	19,000	19,000	19,000	52,250	147,250
Purchase commitments	43,252	11,148	2,431	1,255	133	—	58,219
Management fee (2)	1,777	1,777	1,777	1,777	1,777	2,270	11,155

Total contractual obligations	$85,218	$52,661	$43,676	$41,353	$40,353	$483,788	$747,049

(1)	Represents projected interest expense using the interest rate of 10.0% on the $190.0 million of Senior Notes and assumes no borrowings are drawn under our senior secured credit facility. Excludes fees or any letters of credit that may be issued under our senior secured credit facility.

(2)	For additional information on the management fee, see “Certain Relationships and Related Transactions in Item 13 of this Form 10-K.

As of December 25, 2005, there were no borrowings and approximately $6,860,000 of letters of credit outstanding under the Credit Facility. These letters of credit are primarily utilized in conjunction with our workers’ compensation program. Total minimum lease payments under capital leases are $590,000, of which approximately $53,000 represents interest.
Off-Balance Sheet Arrangements:
On June 9, 2000, the Company entered into an agreement to guarantee 50% of borrowings up to a total guarantee of $1,500,000 for use by a franchisee to remodel and upgrade existing restaurants. Immediately prior to the Acquisition date, there was $3,000,000 in borrowings outstanding under this agreement of which the Company guaranteed $1,500,000. In conjunction with the Acquisition, Donald N. Smith assumed all liability and responsibilities related to this guarantee. Under the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, this guarantee was determined by the Company not to be a variable interest in the franchisee.
Our predecessors entered into arrangements with several different parties which have reserved territorial rights under which specified payments are to be made by us based on a percentage of gross sales from certain restaurants and for new restaurants opened within certain geographic regions. During fiscal 2005, we paid an aggregate of approximately $2,480,000 under such arrangements. Three such agreements are currently in effect. Of these, one expires in the year 2075, one expires upon the death of the beneficiary and the remaining agreement remains in effect as long as we operate Perkins Restaurants and Bakeries in certain states.
NEW ACCOUNTING PRONOUNCEMENTS
In May 2005, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 154, Accounting Changes and Error Corrections, which changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe that implementation of this statement will have a material effect on our financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, ‘‘Inventory Pricing,’’ to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of ‘‘so abnormal.’’ In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for fiscal years beginning after June 15, 2005. We do not believe that the implementation of this statement will have a material effect on our financial position, results of operations or cash flows.
In December 2004, the FASB issued SFAS No. 123, Share Based Payments (revised 2004). This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. However, this statement provides certain exceptions to that measurement method if it is not possible to reasonably estimate the fair value of an award at the grant date. A nonpublic entity also may choose to measure its liabilities under share-based payment arrangements at intrinsic value. The statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from nonemployees in share-based payment transactions. This statement is effective for us with the beginning of the 2006 fiscal year. Currently, we do not anticipate that the implementation of the statement will have a material effect on our financial position, results of operations or cash flows.
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
ACCOUNTING REPORTING PERIOD
Our financial reporting is based on thirteen four-week periods ending on the last Sunday in December. The first quarter includes four four-week periods. The first, second, third and fourth quarters of 2005 ended April 17, July 10, October 2, and December 25, respectively.

INFORMATION CONCERNING FORWARD LOOKING STATEMENTS
This annual report in Form 10-K contains “forward-looking statements.” These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology.
We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements include, among others, the following:
•	competitive pressures and trends in the restaurant industry;

•	prevailing prices and availability of food, supplies and labor;

•	relationships with franchisees and financial health of franchisees;

•	general economic conditions and demographic patterns;

•	our development and expansion plans; and

•	statements covering our business strategy.
Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Form 10-K are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to changes in interest rates, foreign currency exchange rates and certain commodity prices.
Interest Rate Risk. Our primary market risk is interest rate exposure with respect to our floating rate debt. Our Credit Facility agreement may require us to employ a hedging strategy through derivative financial instruments to reduce the impact of adverse changes in interest rates. We do not plan to hold or issue derivative instruments for trading purposes. In the future, we may enter into other interest rate swaps to manage the risk of our exposure to market rate fluctuations. As of December 25, 2005, our Credit Facility will permit borrowing of up to approximately $18,140,000 (after giving effect to the $6,860,000 in letters of credit outstanding as of December 25, 2005). For the twelve months ended December 25, 2005, after giving effect to the Credit Facility, which carries a variable interest rate, a 100 basis point change in interest rate (assuming $25,000,000 was outstanding under this facility) would have impacted us by $250,000.
Foreign Currency Exchange Rate Risk. We conduct foreign operations in Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated and other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of December 25, 2005, to be material.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors of The Restaurant Company
In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of income, of stockholder’s investment and of cash flows present fairly, in all material respects, the financial position of The Restaurant Company at December, 25, 2005, and the results of its operations and its cash flows for the period September 22, 2005 through December 25, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
PricewaterhouseCoopers LLP /s/
Memphis, Tennessee
March 17, 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors of The Restaurant Company:
In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, stockholder’s investment and of cash flows present fairly, in all material respects, the financial position of The Restaurant Company at December 26, 2004, and the results of its operations and its cash flows for the period December 27, 2004 through September 21, 2005 and for each of the two years in the period ended December 26, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As described in Note 4 to the consolidated financial statements, the Company was acquired on September 21, 2005.
PricewaterhouseCoopers LLP /s/
Memphis, Tennessee
March 17, 2006

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)

	Successor		Predecessor
	September 22, 2005 -	December 27, 2004 -	Year Ended December	Year Ended December
	December 25, 2005	September 21, 2005	26, 2004	28, 2003
REVENUES:
Food sales	$87,128	$243,446	$319,737	$311,002
Franchise and other revenue	5,418	16,343	21,604	21,640

Total Revenues	92,546	259,789	341,341	332,642

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	27,346	69,976	93,439	89,490
Labor and benefits	28,902	82,352	110,312	110,115
Operating expenses	20,238	53,438	64,397	64,283
General and administrative	8,233	23,711	31,395	29,077
Transaction costs	867	4,632	—	—
Stock compensation	—	8,925	—	—
Depreciation and amortization	3,589	11,816	18,866	20,184
Interest, net	5,496	13,380	16,121	16,586
(Benefit from) provision for disposition of assets, net	(904)	(518)	(109)	336
Lease Termination	—	—	—	761
Asset write-down	12	248	740	455
Other, net	(105)	(214)	(469)	(494)

Total Costs and Expenses	93,674	267,746	334,692	330,793

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,128)	(7,957)	6,649	1,849
BENEFIT FROM (PROVISION FOR) INCOME TAXES	650	3,817	(1,504)	247

(LOSS) INCOME FROM CONTINUING OPERATIONS	(478)	(4,140)	5,145	2,096
DISCONTINUED OPERATIONS:
Loss from discontinued operations of Sage Hen	—	—	—	(154)
Income tax benefit	—	—	—	58

LOSS FROM DISCONTINUED OPERATIONS	—	—	—	(96)

NET (LOSS) INCOME	$(478)	$(4,140)	$5,145	$2,000

The accompanying notes are an integral part of these consolidated statements.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	Successor	Predecessor
	December 25,	December 26,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,474	$17,988
Restricted cash	8,225	5,853
Trade receivables, less allowance for doubtful accounts of $1,584 and $1,279	10,554	10,268
Inventories, at the lower of first-in, first-out cost or market	6,971	7,166
Escrow deposits	18,162	—
Prepaid expenses and other current assets	3,188	1,228
Deferred income taxes	2,845	2,579

Total current assets	54,419	45,082

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation and amortization	42,433	113,011
GOODWILL	154,049	57,961
INTANGIBLE ASSETS, net of accumulated amortization of $476 and $5,914	47,779	6,609
DEFERRED INCOME TAXES	—	7,880
OTHER ASSETS	9,738	7,242

	$308,418	$237,785

LIABILITIES AND STOCKHOLDER’S INVESTMENT
CURRENT LIABILITIES:
Current maturities of capital lease obligations	277	331
Accounts payable	9,474	9,980
Franchisee advertising contributions	4,752	3,851
Accrued expenses	39,603	23,435

Total current liabilities	54,106	37,597

CAPITAL LEASE OBLIGATIONS, less current maturities	260	537
LONG-TERM DEBT	187,503	147,438
DEFERRED TAX LIABILITY	12,573	—
OTHER LIABILITIES	3,331	8,927
DUE TO PARENT	—	47,715
STOCKHOLDER’S INVESTMENT:
Common stock, $.01 par value, 100,000 shares authorized, 10,820 issued and outstanding	1	1
Accumulated Other Comprehensive Income	14	75
Retained Earnings (deficit)	50,630	(4,505)

	50,645	(4,429)

	308,418	237,785

The accompanying notes are an integral part of these consolidated balance sheets.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S INVESTMENT
(In Thousands)

		Accumulated
		Other	Retained
	Common	Comprehensive	Earnings
	Stock	Income	(Deficit)	Total
Predecessor:

Balance at December 29, 2002	$1	$—	$(10,400)	$(10,399)
Net income	—	—	2,000	2,000
Foreign currency translation adjustment	—	42	—	42

Total comprehensive income	—	—	—	2,042

Balance at December 28, 2003	1	42	(8,400)	(8,357)

Distribution	—	—	(1,250)	(1,250)
Net income	—	—	5,145	5,145
Foreign currency translation adjustment	—	33	—	33

Total comprehensive income	—	—	—	5,178

Balance at December 26, 2004	1	75	(4,505)	(4,429)

Net loss	—	—	(4,140)	(4,140)
Foreign currency translation adjustment	—	16	—	16

Total comprehensive income	—	—	—	(4,124)

Balance at September 21, 2005	1	91	(8,645)	(8,553)

Successor:

Balance at September 22, 2005	—	—	—	—
Additional Paid-in capital	1	—	51,108	51,109
Net loss	—	—	(478)	(478)
Foreign currency translation adjustment	—	14	—	14

Total comprehensive income	—	—	—	(464)

Balance at December 25, 2005	1	14	50,630	50,645
The accompanying notes are an integral part of these consolidated statements.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Successor	Predecessor
	September 22,	December 27,
	2005 -	2004 -	Year Ended	Year Ended	,
	December 25,	September 21,	December 26,	December 28
	2005	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(478)	$(4,140)	$5,145	$2,000
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation and amortization	3,589	11,816	18,866	20,184
Accretion of Senior Discount Notes	—	—	—	7
Amortization of Discount	74	—	—	—
Payments on notes receivable of franchise fees	505	293	268	302
(Benefit from) provision for disposition of assets	(904)	(518)	(109)	336
Asset write-down	12	248	740	455
Other non-cash income and expense items, net	75	2,417	752	594
Net changes in other operating assets and liabilities	4,932	(19,657)	(2,535)	(3,517)

Total adjustments	8,283	(5,401)	17,982	18,361

Net cash provided by (used in) operating activities	7,805	(9,541)	23,127	20,361

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(3,250)	(6,271)	(11,874)	(9,740)
Acquisition of predecessor’s business	(224,891)	—	—	—
Proceeds from sale of property and equipment	1,353	137,228	3,490	29

Net cash (used in) provided by investing activities	(226,788)	130,957	(8,384)	(9,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(77)	(254)	(467)	(648)
Payments on long-term debt	(6,600)	(148,009)	—	(14,603)
Proceeds from long-term debt	190,029	4,000	—	3,750
Debt issuance costs	(9,288)	—	—	—
Proceeds for stock option redemption	—	9,645	—	—
Capital contribution from parent	44,607	—	—	—
Distribution to RHC	—	—	(1,250)	—

Net cash provided by (used in) financing activities	218,671	(134,618)	(1,717)	(11,501)

Net increase (decrease) in cash and cash equivalents	(312)	(13,202)	13,026	(851)

CASH AND CASH EQUIVALENTS:
Balance, beginning of year	4,786	17,988	4,962	5,813

Balance, end of year	$4,474	$4,786	$17,988	$4,962

The accompanying notes are an integral part of these consolidated statements.

THE RESTAURANT COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 25, 2005
(1) ORGANIZATION:
Organization —
The Restaurant Company (the “Company”, “Perkins”, “TRC”, “we”, “us”) is a wholly-owned subsidiary of The Restaurant Holding Corporation (“RHC”). TRC conducts business under the name “Perkins Restaurant and Bakery”. TRC is also the sole stockholder of TRC Realty LLC, The Restaurant Company of Minnesota and Perkins Finance Corp. On September 2, 2005, an affiliate of Castle Harlan Partners IV, L.P. (“CHP IV”), TRC Holding Corp., entered into a stock purchase agreement with RHC and its equity holders to purchase all of the outstanding capital stock of RHC for a purchase price of $245,000,000 (excluding fees and expenses), subject to adjustments including a working capital adjustment and certain other adjustments, inclusive of a potential earnout payment of up to $5,000,000. Since the closing of the acquisition, which was on September 21, 2005, RHC’s capital stock has been 100% owned by TRC Holding Corp., whose capital stock is 100% owned by TRC Holding LLC. TRC Holding Corp. and TRC Holding LLC were newly formed entities established by CHP IV. Approximately 90% of the equity interests of TRC Holding LLC are owned by CHP IV and its affiliates. In connection with the acquisition, Donald N. Smith, TRC’s former Chairman and Chief Executive Officer, elected to exchange a portion of his equity interests in RHC for $6,500,000 of equity in TRC Holding LLC in lieu of cash consideration in the acquisition. Collectively, the foregoing transactions are referred to as the “Acquisition.”
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
TRC Realty LLC —
TRC Realty LLC is a 100% owned subsidiary of TRC. TRC Realty LLC was originally formed for the sole purpose of operating of an airplane that is used for business purposes of TRC.
Perkins Finance Corp. —
Perkins Finance Corp. (“PFC”) is a wholly-owned subsidiary of TRC, and was created solely to act as the co-issuer of our 10.125% Senior Notes, which were redeemed in August, 2005. PFC has no operations and does not have any revenues or assets.
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
Basis of Presentation —
The accompanying financial statements include the consolidated results of TRC and subsidiaries for the fiscal years 2005, 2004 and 2003. All material intercompany transactions have been eliminated in consolidation.

On September 21, 2005, the Company was acquired by TRC Holding Corp., an affiliate of CHP IV. The Acquisition is accounted for using the purchase method of accounting. For the year ending December 25, 2005, “Predecessor” is defined as the period from December 27, 2004 through September 21, 2005 and “Successor” is defined as the period from September 22, 2005 through December 25, 2005.
Accounting Reporting Period —
Our financial reporting is based on thirteen four-week periods ending on the last Sunday in December. The first quarter includes four four-week periods. The first, second, third and fourth quarters of 2005 ended April 17, July 10, October 2, and December 25, respectively.
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
Advertising —
We include the costs of advertising in operating expenses as incurred. Advertising expense was $12,194,000 for the combined successor and predecessor periods of 2005 and $12,006,000 and $13,053,000 for the fiscal years 2004 and 2003, respectively.
Property and Equipment —
Major renewals and betterments are capitalized; replacements and maintenance and repairs that do not extend the lives of the assets are charged to operations as incurred. Upon disposition, both the asset and the accumulated depreciation amounts are relieved, and the related gain or loss is credited or charged to the income statement.

Goodwill and Intangible Assets —
The changes in the carrying amount of goodwill for the year ended December 25, 2005 are as follows (in thousands):

Balance as of December 26, 2004	$57,961
Goodwill acquired	154,049
Impairment losses	—
Goodwill eliminated at acquisition	57,961

Balance as of December 25, 2005	$154,049

The Company has allocated its Goodwill between the Restaurant and Franchise segments based on relative sales of the franchise restaurants and the Company-operated restaurants. None of the Goodwill acquired in conjunction with the Acquisition is deductible for income tax purposes.
In conjunction with the Acquisition, the Company allocated $48,255 of identifiable intangible assets that represent the present value of estimated future royalty fee income. This amount is being amortized over the remaining lives of the franchise agreements, which is estimated to be 25 years. In 2005, amortization expense of identifiable intangible assets recorded by the Predecessor was $756,000 and by the Successor was $476,000.
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

Insurance Accruals —
We are self-insured up to certain limits for costs associated with workers’ compensation claims, property claims and benefits paid under employee health care programs. At December 25, 2005 and December 26, 2004, we had total self-insurance accruals reflected in our balance sheet of approximately $4.8 million and $5.7 million, respectively.
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
Operating Leases —
Rent expense for the Company’s operating leases, some of which have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term, as defined in SFAS No. 13, Accounting for Leases, as amended. The lease term begins when the Company has the right to control the use of the leased property, which may occur before rent payments are due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent and is included in accrued expenses in the consolidated balance sheets.
Perkins Marketing Fund and Gift Card Fund —
The Company has maintained a Marketing Fund to pool the resources of the Company and its franchisees for advertising purposes and to promote the Perkins brand in accordance with the system’s advertising policy. The Company has consolidated the Marketing Fund with TRC. Accordingly, the Company has recorded $6,091,000 and $5,853,000 as of December 25, 2005 and December 26, 2004, respectively, of restricted cash on its balance sheet that represents the funds contributed by TRC and the franchisees specifically for the purpose of advertising. The Company has also recorded liabilities of approximately $944,000 and $1,280,000 as of December 25, 2005 and December 26, 2004, respectively, for accrued advertising, which is included in accrued expenses on the accompanying balance sheet, and approximately $4,752,000 and $3,851,000 as of December 25, 2005 and December 26, 2004, respectively, which represents franchisee contributions for advertising services not yet provided. The results of operations of the Marketing Fund primarily consist of general and administrative expenses and interest income, both of which are immaterial to the Company as a whole.
During 2005, the Company began marketing gift cards at both its Company-operated and franchised restaurants. In conjunction with executing this concept, the Company created the Gift Card Fund that maintains a separate bank account where cash inflows from gift card purchases and cash outflows from gift card redemptions and expenses are recorded. The Company has consolidated the Gift Card Fund with TRC. Accordingly, the Company has recorded $2,134,000 of restricted cash as of December 25, 2005 on its balance sheet that represents the gift card sales proceeds less redemptions and expenses. The Company has also recorded liabilities of $2,132,000 as of December 25, 2005 that relates to gift cards sold but not yet redeemed. The operating expenses of the Gift Card Fund, which primarily consist of production costs of the cards and bank fees, are immaterial to the Company as a whole.
New Accounting Pronouncements —
In May 2005, the Financial Accounting Standards Board (''FASB’’) issued Statement of Financial Accounting Standards (''SFAS’’) No. 154, Accounting Changes and Error Corrections, which change the requirements for the accounting for and reporting of a change in accounting principle. This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe that implementation of this statement will have a material effect on our financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, ''Inventory Pricing,’’ to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of ''so abnormal.’’ In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for fiscal years beginning after June 15, 2005. We do not believe that the implementation of this statement will have a material effect on our financial position, results of operations or cash flows.
In December 2004, the FASB issued SFAS No. 123, Share Based Payments (revised 2004). This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. However, this statement provides certain exceptions to that measurement method if it is not possible to reasonably estimate the fair value of an award at the grant date. A nonpublic entity also may choose to measure its liabilities under share-based payment arrangements at intrinsic value. The statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from nonemployees in share-based payment transactions. This statement is effective for us with the beginning of the 2006 fiscal year. Currently, we do not anticipate that the implementation of the statement will have a material effect on our financial position, results of operations or cash flows.
(3) 1999 RHC ACQUISITION:
On December 22, 1999, through a series of transactions, RHC acquired 100% of the outstanding shares of the Company (the “RHC Acquisition”). The RHC Acquisition was accounted for as a purchase business combination. The Company’s reporting obligations under the Securities Exchange Act of 1934, as amended (the “34 Act”) related to its private offering of 10.125% Unsecured Senior Notes, due December 15, 2007 (the “Senior Notes”) and of 11.25% Unsecured Senior Discount Notes, due May 15, 2008 (the “Discount Notes”) were not affected by the RHC Acquisition. As allowed pursuant to SEC staff accounting bulletin (SAB), Topic 5-J, the Company was exempted from recording (“pushing down”) RHC’s cost basis to the Company’s net assets due to its continuing reporting obligations pursuant to the indentures relating to the Senior Notes and the Discount Notes.
On August 1, 2005, the Company redeemed the Senior Notes and the Discount Notes (the “Redemption”). The Company has determined that, absent its reporting obligations under the Senior Notes and the Discount Notes, the Company was no longer exempt and is required to pushdown RHC’s basis resulting from the RHC Acquisition to the financial statements of the Company. Such push down was applied retroactively to the RHC Acquisition date, once financial statements for periods subsequent to the Redemption are issued.
The consolidated statement of operations reflects the impact of pushing down RHC’s cost basis in the net assets acquired in the RHC Acquisition as if push down accounting pursuant to SAB Topic 5-J had been applied since the RHC Acquisition date.

The significant adjustments outlined below, reflect the impact of the step-up related to the RHC Acquisition on the consolidated statement of operations of the Company from the RHC Acquisition date.

	Predecessor
	December 27, 2004 -	December 26,	December 28,
	September 21, 2005	2004	2003
Statement of Operations Data (in thousands):

Depreciation and amortization	$462	$2,146	$2,122
Interest expense	571	189	188
Benefit for income taxes	(322)	(947)	(955)

Net Loss	$711	$1,388	$1,355

(4) ACQUISITION:
On September 21, 2005, the Company was acquired by TRC Holding Corp., an affiliate of CHP IV (the “Acquisition”). The Acquisition is accounted for using the purchase method. Based upon available information, the Company has preliminarily determined the allocation of the purchase price associated with the Acquisition. The Company has engaged an independent appraiser to assist with the determination of the fair value of goodwill and other identifiable intangible assets. The Company expects this final purchase price allocation to be completed within a reasonable period following the Acquisition. Accordingly, the preliminary amounts estimated by the Company will be adjusted to reflect the results of the appraiser’s final evaluation. These adjustments may be material.

Total Purchase Price:
Equity contribution	$65,730
Proceeds from debt issuance	187,429
Borrowings under the credit facility	2,600
Escrow deposits	(22,113)
Acquisition expenses and deferred financing	7,489

$241,135

Total Assets Acquired:
Current assets	32,867
Property and equipment, net	42,626
Other noncurrent assets	17,231
Liabilities assumed	(63,156)

Net assets acquired	29,568

Allocation of excess purchase price:
Inventory	100
Deferred financing costs	9,163
Identifiable intangible assets	48,255
Goodwill	154,049

Total Purchase Price	$241,135

Identifiable intangible assets consist of the present value of estimated future royalty fee income that is being amortized over the remaining lives of the franchise agreement, which is estimated to be 25 years. The effect of a $1,000,000 increase or decrease to the carrying value of these assets would impact amortization by approximately $40,000 per year.

The following unaudited pro forma results of the Predecessor are presented as if the Acquisition and the Sale-Leaseback Transaction (See Note 22) had occurred on December 26, 2004 (in thousands):

	As Reported	Pro Forma
Predecessor:
December 27, 2004 — September 21, 2005:
Revenue	$259,789	$259,789
Income before income taxes	(7,957)	(9,513)
Net income	(4,140)	(5,267)

2004:
Revenue	341,341	341,341
Income before income taxes	6,649	(14,125)
Net income	5,145	(9,080)
Excluded in the calculation of pro forma net income are transaction expenses of $4,632,000 and stock compensation expenses of $8,925,000 for the period December 27, 2004 through September 21, 2005.
In Escrow deposits on the accompanying Consolidated Balance Sheets, the Company has recorded amounts placed in escrow at the closing of the Acquisition. These amounts include $5,000,000 for general indemnification, $11,113,000 for taxes payable as a result of the Sale-Leaseback Transaction, $5,000,000 related to the earn-out contained in the stock purchase agreement and $1,000,000 for other various items. The taxes payable related to the Sale-Leaseback Transaction were recorded as a liability prior to the Acquisition; however, in conjunction with the other escrow deposits, a contingent liability of $11,000,000 has been recorded in Accrued expenses on the Consolidated Balance Sheets. At December 25, 2005, a current tax liability of approximately $694,000, related to the gain on the Sale-Leaseback Transaction, was recorded in accrued income taxes on our consolidated balance sheets. Upon the final resolution of the above tax related items, any tax related escrow amounts remaining will be paid to the seller.
(5) SUPPLEMENTAL CASH FLOW INFORMATION:
The decrease in cash and cash equivalents due to changes in operating assets and liabilities for the past three years consisted of the following (in thousands):

	Successor	Predecessor
	September 22,	December 27,
	2005 -	2004 -
	December 25,	September 21,	December	December
	2005	2005	26, 2004	28, 2003
(Increase) Decrease in:
Receivables	$(2,214)	$624	$(705)	$(1,511)
Inventories	864	(781)	(967)	(1,017)
Prepaid expenses and other current assets	(544)	(667)	274	379
Other assets	18,431	(33,895)	(1,469)	(1,283)

Increase (Decrease) in:
Accounts payable	(2,632)	2,126	(1,153)	(2,999)
Accrued expenses	(3,711)	10,700	730	2,506
Other liabilities	(5,262)	2,236	755	408

	$4,932	$(19,657)	$(2,535)	$(3,517)

The following supplemental schedule provides non-cash investing and financing activities:

	Successor	Predecessor
	September 22, 2005 -	December 27, 2004 -
	December 25, 2005	September 21, 2005
	(in thousands)
Assets sold for notes receivable	$—	$120
Non-cash adjustments at the Acquisition date:
Eliminate deferred gain on Sale-Leaseback transaction - long term	—	(71,507)
Eliminate deferred gain on Sale-Leaseback transaction - current	—	(3,763)
Capital contribution, shares exchanged in lieu of cash	6,500	—
Eliminate deferred credits	—	(2,364)
Eliminate deferred assets	—	107
Sale-Leaseback gain	—	30,356
Eliminate personal property		(113)
Other supplemental cash flow information for the periods reported consisted of the following (in thousands):

	Successor	Predecessor
	September	December 27,
	22, 2005 -	2004 -
	December 25,	September	December	December
	2005	21, 2005	26, 2004	28, 2003
Cash paid for interest	$16	$12,413	$15,555	$16,138
Income taxes paid	4,378	17,903	4,487	1,281
Income tax refunds received	—	4	98	80

(6) PROPERTY AND EQUIPMENT:
Property and equipment consisted of the following for the past two years (in thousands):

	Successor	Predecessor
	2005	2004
Owned:
Land and land improvements	$1,952	$38,090
Buildings	7,751	97,940
Leasehold improvements	15,534	61,760
Equipment	18,496	108,479
Construction in progress	117	283

	43,850	306,552
Less — accumulated depreciation and amortization	(3,077)	(194,354)

	40,773	112,198

Property under Capital Lease:
Buildings	229	17,116
Less — accumulated amortization	(36)	(16,764)

	193	352

Assets Held for Sale, net of accumulated depreciation	1,467	461

	$42,433	$113,011

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
As of December 25, 2005, we owned two properties held for sale with a total carrying value of $1,467,000. Both properties are currently vacant. The assets are reflected in the accompanying balance sheet at the lower of historical cost, net of accumulated depreciation, or fair market value less disposition costs. The sale of one of the properties closed during the first quarter of 2006. Related to these properties, our results of operations include a loss of $38,000 for the 2005 successor period, a loss of $107,000 for the 2005 predecessor period, income of $76,000 for 2004 and income of $164,000 for 2003.

(7) LEASES:
As of December 25, 2005, we operated 151 full-service restaurants as follows:

136 with both land and building leased
15 with only the land leased
As of December 25, 2005, we either leased or subleased eleven properties to others as follows:

6 with both land and building leased
2 with both land and building owned
3 with only the land leased
Most of our restaurant leases have an initial term of 20 years and generally provide for two to four renewals of five years each. Certain leases provide for minimum payments plus a percentage of sales in excess of stipulated amounts.
Future minimum payments related to non-cancelable leases that have initial or remaining lease terms in excess of one year as of December 25, 2005 were as follows (in thousands):

	Lease Obligations
	Capital	Operating
2006	312	20,877
2007	166	20,570
2008	112	20,356
2009	—	19,321
2010	—	19,443
Thereafter	—	239,268

Total minimum lease payments	590	$339,835

Less:
Amounts representing interest	(53)

Capital lease obligations	$537

Future minimum gross rental revenue as of December 25, 2005, were as follows (in thousands):

	Amounts Receivable As
	Lessor	Sublessor
2006	145	666
2007	145	666
2008	145	666
2009	151	646
2010	152	506
Thereafter	425	2,070

Total minimum lease rentals	$1,163	$5,220

The net rental expense included in the accompanying Consolidated Statements of Income for operating leases was as follows for the periods reported (in thousands):

	Successor	Predecessor
	September 22, 2005 -December 25, 2005	December 27, 2004 -September 21, 2005	2004	2003
Minimum rentals	$6,530	$10,462	$10,173	$9,941
Contingent rentals	211	663	823	624
Less — sublease rentals	(186)	(495)	(677)	(573)

	$6,555	$10,630	$10,319	$9,992

Sublease rentals are recorded in other expenses in the accompanying Consolidated Statements of Income.
(8) GOODWILL AND INTANGIBLE ASSETS:
The following schedule presents the carrying amount of goodwill attributable to each reportable operating segment and changes therein:

	Restaurants	Franchise	Manufacturing	Other	Company
Balance as of December 28, 2003 (Predecessor)	$24,092	$33,869	$—	$—	$57,961
Changes in the carrying amount	—	—	—	—	—

Balance as of December 26, 2004 (Predecessor)	24,092	33,869	—	—	57,961

Goodwill eliminated at acquisition	(24,092)	(33,869)	—	—	(57,961)
Goodwill acquired	53,301	100,748	—	—	154,049

Balance as of December 25, 2005 (Successor)	$53,301	$100,748	$—	$—	$154,049

In connection with adopting SFAS No. 142, we also reassessed the useful lives and the classification of our identifiable intangible assets other than goodwill and determined that they continue to be appropriate. The components of our intangible assets are as follows (in thousands):

	Successor 2005	Predecessor 2004
Present value of estimated future royalty fee income being amortized ratably over the remaining lives of the franchise agreements	$48,255	$15,506
Less — Accumulated Amortization	(476)	(8,897)

Total	$47,779	$6,609

Additionally, during 2004 we recorded an impairment charge of $136,000 related to intangible assets on specifically identifiable franchise locations that ceased operations.

Amortization expense for intangible assets was $476,000 for the successor period in 2005, $756,000 for the predecessor period in 2005, $1,202,000 and $1,199,000 for 2004 and 2003, respectively. Estimated amortization expense for the five succeeding fiscal years is as follows (in thousands):

Estimated
Amortization Expense
2006	$1,930
2007	$1,930
2008	$1,930
2009	$1,930
2010	$1,930
(9) ACCRUED EXPENSES:
Accrued expenses consisted of the following (in thousands):

	Successor	Predecessor
	2005	2004
Payroll and related benefits	$9,837	$10,566
Property, real estate and sales taxes	2,676	2,683
Insurance	1,151	1,480
Rent	3,097	1,669
Advertising	944	1,280
Contingent Escrow Liability	11,002	—
Interest	5,054	714
Stock based compensation	—	417
Other	5,842	4,626

	$39,603	$23,435

(10) LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands):

	Successor	Predecessor
	2005	2004
10% Senior Notes, due October 1, 2013	$187,503	$—

Revolving credit facility, due September 21, 2010	—	—

10.125% Unsecured Senior Notes, due December 15, 2007	—	129,516

11.25% Unsecured Senior Discount Notes, due May 15, 2008	—	17,922

	187,503	147,438

Less current maturities	—	—

	$187,503	$147,438

In conjunction with the Acquisition, the Company issued $190,000,000 of unsecured 10% Senior Notes due October 1, 2013 (the “Notes”). The Notes were issued at a discount of $2,570,700, which is accreted using the interest method over the term of the Senior Notes. Interest is payable semi-annually on April 1 and October 1 of each year. All consolidated subsidiaries of TRC are 100% owned and provide a joint and several, full and unconditional guarantee of the securities. There are no significant restrictions on our ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or a loan. Additionally, there are no significant restrictions on a guarantor subsidiary’s ability to obtain funds from the parent company or its direct or indirect subsidiaries.
We have a secured $25,000,000 revolving line of credit facility (the “Credit Facility”) with a sub-limit for up to $7,500,000 of letters of credit. The Credit Facility agreement terminates on September 21, 2010. All amounts under the Credit Facility bear interest at floating rates based on the agent’s base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is collateralized by a first priority lien on substantially all of the assets of the Company. As of December 25, 2005, there were no borrowings and approximately $6,860,000 of letters of credit outstanding under the Credit Facility. Additionally, $829,000 of letters of credit remained outstanding under our predecessor revolving credit facility. These letters of credit are in the process of being exchanged for new letters of credit under our successor revolving credit facility.
In connection with the issuance of the Notes and obtaining the Credit Facility, we incurred financing costs of $9,288,000 that are deferred and are being amortized using the interest method over the terms of the debt agreements. The unamortized balance of these costs was $8,918,000 as of December 25, 2005. Amortization of deferred financing costs of $370,000 was recorded in Interest, net, in the accompanying 2005 Successor Consolidated Statements of Operations. For the predecessor periods of 2005, 2004 and 2003, amortization of deferred financing costs of $321,000, $662,000 and $633,000, respectively, are included in Interest, net, in the accompanying Predecessor Consolidated Statements of Operations. Additionally, we wrote off to interest expense $1,395,000 of unamortized debt costs related to the predecessor.
Based on the borrowing rates currently available for debt with similar terms and maturities, the approximate fair market value of our long-term debt was as follows (in thousands):

	Successor	Predecessor
	2005	2004
10.125% Unsecured Senior Notes	$—	$130,654
11.25% Unsecured Senior Discount Notes	—	18,087
10.00% Unsecured Senior Notes	177,956	—
Because our revolving line of credit borrowings bear interest at current market rates, we believe that any related liabilities reflected in the accompanying balance sheets approximated fair market value.
Pursuant to the Notes and the Credit Facility, we are subject to certain restrictions that limit additional indebtedness. Additionally, among other restrictions, the Credit Facility limits our capital expenditures and additional indebtedness and requires us to maintain specified financial ratios and a minimum level of annual earnings before interest, taxes, depreciation and amortization. At December 25, 2005, we were in compliance with all such requirements. A continuing default under the Credit Facility could result in a default under the Notes. In the event of such a default and under certain circumstances, the trustee or the holders of the Notes could then declare the respective notes due and payable immediately.
With respect to the Notes, the Company has certain covenants that restrict our ability to pay dividends or distributions to our equity holders (“Restricted Payments”). If no default or event of default exists or occurs as a result of such Restricted Payments, we are generally allowed to make Restricted Payments subject to all of the following restrictions:

1.	The Company would, at the time of such Restricted Payments and after giving pro forma effect thereto as if such Restricted Payment had been made at the beginning of the applicable four-quarter period, have been permitted to incur at least $1.00 of additional indebtedness pursuant to the fixed charge coverage ratio tests as defined in the Note indenture.

2.	Such Restricted Payment, together with the aggregate amount of all other Restricted Payments made by the Company after September 21, 2005, is less than the sum, without duplication, of (i) 50% of the consolidated net income of the Company for the period from the beginning of the first full fiscal quarter commencing after the date of the indenture to the end of the Company’s most recent ended fiscal quarter for which internal financial statements are available at the time of the Restricted Payment; (ii) 100% of the aggregate net proceeds received by the Company since the date of the indenture as a contribution to its equity capital or from the sale of equity interests of the Company or from the conversion of interests or debt securities that have been converted to equity interests and (iii) to the extent that any Restricted Investment, as defined, that was made after the date of the indenture is sold for cash, the lesser of (a) the cash return of capital or (b) the aggregate amount of such restricted investment that was treated as a Restricted Payment when made.
With respect to the Credit Facility, the agreement places restrictions on our ability and the ability of our subsidiaries to (i) incur additional indebtedness;(ii) create liens on our assets;(iii) make loans, advances, investments or acquisitions; (iv) engage in mergers;(v) dispose of our assets;(vi) pay certain restricted payments and dividends;(vii) exchange and issue capital stock;(viii) engage in certain transactions with affiliates;(ix) amend certain material agreements; and (x) enter into agreements that restrict our ability or the ability of our subsidiaries to grant liens or make distributions.
Scheduled annual principal maturities of long-term debt for the five years subsequent to December 25, 2005, are as follows:

Amount
2006	$—
2007	—
2008	—
2009	—
2010	—
Thereafter	187,503

$187,503

No interest expense was capitalized in connection with our construction activities during 2005, 2004 and 2003.

(11) INCOME TAXES:
As successor, we file a consolidated Federal income tax return with TRC Holding Corp. and RHC. As predecessor, we filed a consolidated Federal income tax return with RHC. For state purposes, each subsidiary generally files a separate return, except for the following states that require a combined or unitary filing: Arizona, Colorado, Idaho, Illinois, Kentucky, Kansas, Minnesota, Montana, North Dakota, Nebraska and Oklahoma.
The following is a summary of the components of the provision for income taxes attributable to continuing operations for the past three years (in thousands):

	Successor	Predecessor
	September 22, 2005 -	December 27, 2004 -	December	December
	December 25, 2005	September 21, 2005	26, 2004	28, 2003
Current:
Federal	$100	$20,107	$3,124	$1,853
State and local	75	3,275	683	344

	175	23,382	3,807	2,197

Deferred:
Federal	(749)	(23,869)	(2,159)	(2,484)
State and local	(76)	(3,330)	(144)	40

	(825)	(27,199)	(2,303)	(2,444)

	$(650)	$(3,817)	$1,504	$(247)

Purchase accounting required the removal of the predecessor’s deferred tax benefit resulting from the current taxation of the June 2005 Sale Leaseback Transaction gain.
A reconciliation of the statutory Federal income tax rate to the Company’s effective income tax rate attributable to continuing operations is as follows:

	Successor	Predecessor
	September 22, 2005 -	December 27, 2004 -	December	December
	December 25, 2005	September 21, 2005	26, 2004	28, 2003
Federal	34.2%	35.0%	34.2%	34.2%
Federal income tax credits and addbacks	28.2	12.5	(16.6)	(59.0)
State income taxes, net of Federal taxes	0.2	0.7	3.1	3.4
State deferred tax rate changes	—	—	—	6.3
Nondeductible expenses and other	(5.0)	(0.2)	1.9	1.7

	57.6%	48.0%	22.6%	(13.4)%

The following is a summary of the significant components of our deferred tax position

	2005 (Successor)		2004 (Predecessor)
(in thousands):	Current	Noncurrent	Current	Noncurrent
Capital leases	$112	$27	$133	$75
Inventory	382	—	349	—
Accrued expenses and reserves	2,351	(452)	1,824	629
Property and equipment	—	7,699	—	9,029
State net operating loss	—	193	—	1,369
Deferred compensation and other	—	908	273	1,947

	2,845	8,375	2,579	13,049
Valuation allowance	—	(2,790)	—	(2,235)

Deferred tax assets	2,845	5,585	2,579	10,814

Intangibles and other	—	(18,158)	—	(2,934)

Deferred tax liabilities	—	(18,158)	—	(2,934)

	$2,845	$(12,573)	$2,579	$7,880

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
(12) RELATED PARTY TRANSACTIONS:
Management Agreement:
We have entered into a management agreement with Castle Harlan, Inc., under which Castle Harlan provides business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to our parent and us. As compensation for those services, we pay to Castle Harlan (1) for services rendered during the first year of the term of the agreement, a management fee equal to 3% of the aggregate equity contributions made upon closing of the acquisition by Castle Harlan and its affiliates (including their limited partners), paid at the closing of the acquisition, and (2) for services rendered after the first full year of the agreement, an annual management fee equal to 3% of the aggregate equity contributions made first by CHP IV and its affiliates (including their limited partners), payable quarterly in advance. Under the management agreement, we paid Castle Harlan, for services rendered in connection with the Transactions, a one-time transaction fee paid on the date of the closing of the Acquisition equal to 1% of the aggregate equity contributions made on the closing of the acquisition by CHP IV and its affiliates (including their limited partners). In addition, if at any time after the closing of the acquisition, CHP IV or its affiliates (including their limited partners) make any additional equity contributions to any of our parent or us, we will pay Castle Harlan an annual management fee equal to 3% of each such equity contribution. We will also pay or reimburse Castle Harlan for all out-of-pocket fees and expenses incurred by Castle Harlan and any advisors, consultants, legal counsel and other professionals engaged by Castle Harlan to assist in the provision of services under the management agreement.

The management agreement is for an initial term expiring December 31, 2012 and is subject to renewal for consecutive one-year terms unless terminated by Castle Harlan or us upon 90 days notice prior to the expiration of the initial term or any annual renewal. We also indemnify the manager, its officers, directors and affiliates from any losses or claims suffered by them as a result of services they provide us. Payment of management fees will be subject to restrictions contained in our senior secured credit facility and under the indenture.
During the Successor period, we paid to Castle Harlan $1,777,000 in annual management fees and $867,000 of management fees and expenses related to the closing of the sale.
Other Board Affiliations:
Certain members of the Board of Directors of our parent have in the past served, currently serve and in the future may serve on the boards of directors of other restaurant companies. Among the boards of directors of Castle Harlan portfolio companies on which one or more of our parent’s directors serve are McCormick and Schmick Holding LLC, Morton’s Holding Group LLC and Wilshire Restaurant Group, Inc., the parent company of Marie Callender’s, one of our competitors.
Sales of Foxtail Products to a Licensee of an Affiliate of Castle Harlan:
American Pie, LLC (“American Pie”), a licensee of Marie Callender’s, a full service dining restaurant chain owned by Castle Harlan Partners III, L.P., and affiliate of Castle Harlan, purchases pies and other dessert products from Foxtail pursuant to a written three year contract entered into on October 17, 2003. This contract was negotiated prior to our ownership by affiliates of Castle Harlan. Sales to American Pie were $2,342,000 for the Successor period, $8,409,000 for the 2005 Predecessor period and $5,000,000 for 2004, which represented 19%, 25% and 13% of Foxtail’s revenue for the respective periods. At December 25, 2005, an outstanding balance of $408,000 was due from American Pie.
Pre-Acquisition Relationships:
During the 2005 successor period, the 2005 predecessor period, 2004, and 2003, Friendly Ice Cream Corporation (“FICC”) purchased certain food products from Foxtail for which we were paid approximately $88,000, $264,000, $340,000, and $322,000, respectively. We believe that the prices paid to us for these products were no less favorable than the prices that would have been paid for the same products by a non-affiliated party in an arm’s length transaction.
FICC leases certain land, buildings and equipment from us. During the successor period of 2005, the predecessor period of 2005, 2004 and 2003, lease and sublease revenue was $18,000, $52,000, $69,000 and $69,000. We believe that the terms of the lease are no less favorable to us than could be obtained if the transaction was entered into with an unaffiliated third party.
In 1999, TRC Realty LLC leased an aircraft for use by both FICC and TRC. The operating lease on this aircraft was terminated and all associated costs of the termination were paid during the third quarter of 2003. During the lease, we shared with FICC the cost of TRC Realty LLC’s generally fixed expenses. In addition, FICC and TRC incurred actual variable usage costs. Total expenses reimbursed by FICC for the fiscal year 2003 was $304,000.
(13) COMMITMENTS AND CONTINGENCIES:
We are a party to various legal proceedings in the ordinary course of business. We do not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial statements.
On June 9, 2000, the Company entered into an agreement to guarantee fifty percent of borrowings up to a total guarantee of $1,500,000 for use by a franchisee to remodel and upgrade existing restaurants. Immediately prior to September 21, 2005, there was $3,000,000 in borrowings outstanding under this agreement of which we guaranteed $1,500,000. In conjunction with the acquisition, Donald N. Smith assumed all liability and responsibilities related to this guarantee. Under the provisions of FASB

Interpretation No. 46, Consolidation of Variable Interest Entities, this guarantee has been determined by the Company not to be a variable interest in the franchisee.
The majority of our franchise revenues are generated from franchisees owning individually less than five percent of total franchised restaurants, and, therefore, the loss of any one of these franchisees would not have a material impact on our results of operations. As of December 25, 2005, three franchisees, otherwise unaffiliated with the Company, owned 91 of the 331 franchised restaurants. These franchisees operated 40, 29 and 22 restaurants, respectively. Thirty-six of these restaurants are located in Pennsylvania, 27 are located in Ohio and the remaining 28 are located across Wisconsin, Nebraska, Florida, Tennessee, New Jersey, Minnesota, South Dakota, Kentucky, Maryland, New York, Virginia, North Dakota, South Carolina and Michigan. During the combined 2005 predecessor and successor periods, these three franchisees provided royalties and license fees of $2,378,000, $1,527,000 and $1,716,000, respectively.
Our predecessors entered into arrangements with several different parties which have reserved territorial rights under which specified payments are to be made by us based on a percentage of gross sales from certain restaurants and for new restaurants opened within certain geographic regions. During 2005, we paid an aggregate of $2,480,000 under such arrangements. Three such agreements are currently in effect. Of these, one expires in the year 2075 and covers an area within a twenty-five mile radius from a point within Wall Township, New Jersey, one covers Iowa and Wisconsin and expires upon the death of the beneficiary and the remaining agreement covering North Dakota, South Dakota and Nebraska remains in effect as long as we operate Perkins Restaurants and Bakeries in certain states.
(14) LONG-TERM INCENTIVE PLANS:
Effective January 1, 1999, we established a Deferred Compensation Plan under which our officers and key employees may defer specified percentages of their salaries, annual incentives and long-term compensation payments. We also make matching contributions of the lesser of 3% of eligible compensation or $6,000. Amounts deferred are excluded from the participants’ taxable income and are held in trust with a bank, where the funds are invested at the direction of each participant. We made matching contributions of $186,000, $215,000, and $203,000 for the predecessor periods of 2005, 2004 and 2003, respectively, which are recorded in general and administrative expenses in the accompanying Consolidated Statements of Income.
Investment income on the invested funds is taxable to us, and we are eligible for a tax deduction for compensation expense when the funds are distributed to the participants at retirement, cessation of employment or other specified events. In conjunction with the Acquisition, amounts under the Deferred Compensation Plan became fully vested, and the balances were paid in full to the respective employees.

We established a Performance Unit Grant Plan under which a select group of key employees may receive awards of Performance Units based on financial performance criteria established by the Board of Directors at the time of grant. The Performance Unit Grant Plan is designed to retain and reward selected key employees by tying Performance Unit valuation to our growth valuation criteria. Each award is payable in cash and vests over a 3 year period at 33.3% per year. Upon exercise, up to 50% of vested award values may be transferred to the participant’s Deferred Compensation Plan account. Unexercised awards expire on the tenth anniversary of grant. No compensation expense was recognized in 2005, but compensation expense of $171,000 and $23,000 for the predecessor periods of 2004 and 2003, respectively, was recorded and included in general and administrative expense in the accompanying Consolidated Statements of Income. The Performance Unit Grant Plan was terminated effective December 26, 2004. As a result of the plan termination, awards of $229,000 were paid in 2005. Awards of $82,000 were paid in 2003 and no awards were paid in 2004.
Our Supplemental Executive Retirement Income Plan (the “SERP”) was established on July 1, 1999. Under the SERP, a contribution is made each year on behalf of one of our executives. The executive immediately vests in 33.3% of the contribution while vesting in the remaining 66.7% is discretionary based on the attainment of certain performance criteria. We contributed $82,000 for 2003, which is recorded in general and administrative expenses in the accompanying Consolidated Statements of Income. This executive retired from the Company at the end of 2003. During 2004, we paid $358,000 in final distributions under the plan.
Effective April 1, 2004, The Restaurant Company Supplemental Executive Retirement Plan (the “New SERP”) was established. The purpose of the New SERP is to provide additional compensation for a select group of management and highly compensated employees who contribute materially to the continued growth of the Company. Contributions to the New SERP are made at the discretion of the Company and participants generally vest in the contributions over a five-year period. During the predecessor periods of 2005 and 2004, the Company made contributions of $355,000 each year, which are included in general and administrative expenses in the accompanying Consolidated Statements of Income. In conjunction with the Acquisition, the New SERP was terminated and awards of $707,000 were paid to plan participants in the successor period of 2005.
Effective January 1, 2005, The Restaurant Company Supplemental Executive Retirement Plan II (“SERP II”) was established. The purpose of the SERP II is to replace the terminated Performance Unit Grant Plan and provide additional compensation for a select group of key employees who contribute materially to the continued growth of the Company. Contributions to the SERP II are made at the discretion of the Company and participants generally vest in the contributions over a five-year period. During the predecessor period of 2005, the Company made a contribution of $260,000, which is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.
(15) EMPLOYEE BENEFITS:
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
Participants may elect to defer from 1% to 15% of their annual eligible compensation subject to Internal Revenue Code (“IRC”) regulated maximums. We may make a matching contribution equal to a percentage of the amount deferred by the participant or a specified dollar amount as determined each year by the Board of Directors. During 2005, 2004 and 2003, we elected to match contributions at a rate of 25% up to the first 6% deferred by each participant. Our matching contributions for the successor period of 2005 were $65,000. Our matching contributions to the Plan for each of the predecessor periods of 2005, 2004, and 2003 were $217,000, $282,000 and $474,000, respectively. During 2005, we elected to pay an additional matching contribution of $272,000, which was accrued as of December 25, 2005 and subsequently paid in February 2006. During 2004, we elected to pay an additional matching contribution of $270,000, which was accrued as of December 26, 2004 and subsequently paid in February 2005.
Participants are always 100% vested in their salary deferral accounts and qualified rollover accounts. Vesting in the employer matching account is based on qualifying Years of Service. A participant vests 60% in the employer matching account after three years, 80% after four years and 100% after five years.
(16) ASSET WRITE-DOWNS:
During the 2005 successor period, we incurred an impairment loss of $12,000 to write down the net book value of equipment to its net realizable value. During the 2005 predecessor period, we incurred an impairment loss of $248,000 to write down the net book value of a property to its net realizable value. We have entered into a contract to sell this property, which closed during the first quarter of 2006, and reduced the net book value of the property to its estimated sales price.
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

(17) SEGMENT REPORTING:
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
The following presents revenues and other financial information, attributable to continuing operations, by business segment (in thousands):

	Restaurants	Franchise	Manufacturing	Other	Totals
Successor
September 22, 2005 - December 25, 2005:

Revenue from external customers	73,508	5,418	13,620	—	92,546
Intersegment revenue	—	—	3,169		3,169
Interest expense, net	—	—	—	5,496	5,496
Depreciation and amortization	2,841	—	301	447	3,589
Segment profit (loss)	4,624	4,778	2,487	(12,367)	(478)
Segment assets	92,303	106,218	17,191	92,706	308,418
Goodwill	53,301	100,748			154,049
Expenditures for segment assets	3,003	—	194	53	3,250

Predecessor
December 27, 2004 - September 21, 2005

Revenue from external customers	209,242	16,343	34,204	—	259,789
Intersegment revenue	—	—	6,267	—	6,267
Interest expense, net	—	—	—	13,380	13,380
Depreciation and amortization	8,946	—	889	1,981	11,816
Segment profit (loss)	21,090	14,158	5,293	(44,681)	(4,140)
Segment assets					—
Goodwill	24,092	33,869	—	—	57,961
Expenditures for segment assets	5,264	—	655	352	6,271

	Restaurants	Franchise	Manufacturing	Other	Totals
2004 (Predecessor):

Revenue from external customers	$281,292	$21,604	$38,445	$—	$341,341
Intersegment revenue	—	—	9,420	—	9,420
Interest expense, net	—	—	—	16,121	16,121
Depreciation and amortization	13,454	—	936	4,476	18,866
Segment profit (loss)	29,240	18,871	5,949	(48,915)	5,145
Segment assets	128,713	54,209	17,392	37,471	237,785
Goodwill	24,092	33,869	—	—	57,961
Expenditures for segment assets	7,531	—	3,549	794	11,874

2003 (Predecessor):

Revenue from external customers	$276,860	$21,336	$34,142	$304	$332,642
Intersegment revenue	—	—	9,801	—	9,801
Interest expense, net	—	—	—	16,586	16,586
Depreciation and amortization	14,397	—	921	4,866	20,184
Segment profit (loss)	21,197	18,623	8,210	(45,934)	2,096
Segment assets	136,406	41,879	13,381	40,394	232,060
Goodwill	24,092	33,869	—	—	57,961
Expenditures for segment assets	7,599	—	1,107	1,034	9,740
We evaluate the performance of our segments based primarily on operating profit before corporate general and administrative expenses, interest expense, amortization of goodwill and income taxes.
Assets included in the Other operating segment primarily include cash, corporate accounts receivable and deferred taxes.
The components of the other segment loss is as follows (in thousands):

	Successor	Predecessor
	September 22, 2005 -	December 27, 2004 -
	December 25, 2005	September 21, 2005	2004	2003
General and administrative	$5,986	$20,064	$26,928	$24,507
Transaction costs	867	4,632	—	—
Stock compensation	—	8,925	436	19
Depreciation and amortization	447	1,981	4,476	4,866
Asset write-down	12	248	740	455
Lease termination	—	—	—	761
(Benefit from) provision for disposition of assets, net	(904)	(518)	(109)	336
Interest expense	5,496	13,380	16,121	16,586
(Benefit from) provision for income taxes	(650)	(3,817)	1,504	(247)
Other	(1,113)	(214)	(1,181)	(1,349)

	$10,141	$44,681	$48,915	$45,934

(18) ACQUIRED RESTAURANT OPERATIONS:
Effective December 1, 2003, we leased two restaurants from a franchisee in Florida for a period of five years. These restaurants’ operations for 2004 and the last four-week period of 2003 are included in the accompanying financial statements. Also effective December 1, 2003, we entered into a management contract to operate one franchisee restaurant located in Florida for a period of one year. This contract was renewed during 2004 for an additional one-year period and was extended at the end of 2005 for an additional 90-day period. In accordance with the contract, we will operate the store and are responsible for the profit or loss generated by the store. This contract did not meet the requirements under accounting principles generally accepted in the United States of America for consolidation into our financial statements. Therefore, only our management fee income or expense related to this restaurant’s profit or loss is recorded in the Franchise segment of our financial statements. Our contract expired and this store was closed in February 2006.
(19) ASSET DISPOSITIONS:
During the successor period, we recorded a net gain of $904,000 related to insurance proceeds received as a result of a fire at one of our company-operated restaurants. The restaurant has since been rebuilt and reopened.
During the predecessor period, we moved one leased company operated restaurant to a new facility in conjunction with an exchange transaction consummated by our landlord. In conjunction with the move, we recorded a loss of approximately $262,000 on assets abandoned at the old location. We also subleased one restaurant to a franchisee and sold the franchisee the equipment at the restaurant, which resulted in a net gain of approximately $126,000. Related to the sale of the equipment, we received a cash payment of $30,000 and a note from the franchisee of $120,000.
During the predecessor period of 2005, we recorded approximately $754,000 of gain related to the amortization of the deferred gain on the Sale Leaseback Transaction. In conjunction with the Sale Leaseback Transaction, we recorded a loss of $100,000 related to one property. See Note 22, Sale Leaseback Transaction for additional information.
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
(20) DISCONTINUED OPERATIONS:
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

Components of the loss on discontinued operations consisted of the following:
2003

Lease termination charge	$(154)
Income tax benefit	58

Loss on discontinued operations	$(96)

(21) COMPREHENSIVE INCOME AND LOSS:
Comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive loss for the Successor period was $396,000 and included the effect of gains from translation adjustments of $14,000. For the Predecessor periods ended September 21, 2005, December 26, 2004 and December 28, 2003, Predecessor reported a comprehensive loss of $4,124,000, income of $5,178,000 and income of $2,042,000 respectively, which included the effect of gains from translation adjustments of approximately $16,000, $33,000 and $42,000, respectively.
(22) SALE LEASEBACK TRANSACTION:
On June 29, 2005, we sold 67 of our restaurant properties to a subsidiary of Trustreet Properties, Inc. (“Trustreet”) and simultaneously entered into a lease with Trustreet for each property for an initial term of 20 years and option terms for up to an additional 20 years (the “Sale-Leaseback Transaction”). In conjunction with this transaction, we received net proceeds of $137,212,000. The total net book value of the assets sold was $62,042,000. One restaurant property was sold at a loss of $100,000, which is recorded in Provision for Disposition of Assets on the accompanying Consolidated Statements of Operations. The remaining properties were sold for a gain of $75,270,000, which was deferred and amortized to income until the Acquisition date. The balance of the deferred gain as of the Acquisition date was eliminated in connection with recording purchase accounting adjustments described in the Acquisition note. At December 25, 2005, a current tax liability of approximately $694,000, which represents estimated capital gains tax related to the Sale-Leaseback Transaction, is recorded in Accrued expenses on the Consolidated Balance Sheet.
(23) CONDENSED CONSOLIDATED FINANCIAL INFORMATION
On September 21, 2005, we issued $190,000,000 principal amount of our 10% Senior Notes. All existing consolidated subsidiaries of ours are 100% owned and provide a joint and several, full and unconditional guarantee of the securities. There are no significant restrictions on our ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or loan. Additionally, there are no significant restrictions on the guarantor subsidiary’s ability to obtain funds from us or our direct subsidiaries.

The following condensed consolidated balance sheets, statements of operations and statements of cash flows are provided for the parent company and all guarantor subsidiaries. The information has been presented as if the parent company accounted for its ownership of the guarantor subsidiaries using the equity method of accounting.
Consolidating statement of operations from September 22, 2005 through December 25, 2005 (Successor):

			Other		Consolidated
	TRC	TRCM	Guarantors	Eliminations	TRC
	(in thousands)
Revenue Food Sales	$66,461	$20,667			$87,128
Franchise and Other Revenue	2,779	3,735	206	(1,302)	5,418

Total Revenues	69,240	24,402	206	(1,302)	92,546

Costs and Expenses
Cost of Sales (excluding depreciation shown below):
Food cost	22,483	4,863			27,346
Labor and benefits	20,901	8,001			28,902
Operating expenses	14,272	6,590	206	(830)	20,238
General and administrative	8,216	489		(472)	8,233
Transaction costs	867	—			867
Depreciation and amortization	3,025	564			3,589
Interest, net	5,624	(128)			5,496
Benefit from disposition of assets	(904)	—			(904)
Asset write-down	12	—			12
Other, net	(105)	—			(105)

Total Costs and Expenses	74,391	20,379	206	(1,302)	93,674

(Loss) income before income taxes	(5,151)	4,023	—	—	(1,128)
(Benefit from) provision for income taxes	2,082	(1,432)			650
Equity in earnings (loss) of subsidiaries	2,591	—		(2,591)	—

NET (LOSS) INCOME	$(478)	$2,591	$—	$(2,591)	$(478)

Consolidating statement of operations from December 27, 2004 through September 21, 2005 (Predecessor):

			Other		Consolidated
	TRC	TRCM	Guarantors	Eliminations	TRC
	(in thousands)
Revenue Food Sales	$185,771	$57,675	$—	$—	$243,446
Franchise and Other Revenue	10,338	11,004	181	(5,180)	16,343

Total Revenues	196,109	68,679	181	(5,180)	259,789

Costs and Expenses
Cost of Sales (excluding depreciation shown below):
Food cost	55,976	14,000	—	—	69,976
Labor and benefits	59,481	22,871	—	—	82,352
Operating expenses	40,138	15,467	181	(2,348)	53,438
General and administrative	23,657	2,886	—	(2,832)	23,711
Transaction costs	4,632	—	—	—	4,632
Stock compensation	8,925	—	—	—	8,925
Depreciation and amortization	9,081	2,735	—	—	11,816
Interest, net	13,684	(304)	—	—	13,380
(Benefit from) provision for disposition of assets	(652)	134	—	—	(518)
Asset write-down	248	—	—	—	248
Other, net	(214)	—	—	—	(214)

Total Costs and Expenses	214,956	57,789	181	(5,180)	267,746

(Loss) income before income taxes	(18,847)	10,890	—	—	(7,957)
Benefit from (provision for) income taxes	7,639	(3,822)	—	—	3,817
Equity in earnings (loss) of subsidiaries	7,068	—	—	(7,068)	—

NET (LOSS) INCOME	$(4,140)	$7,068	$—	$(7,068)	$(4,140)

Consolidating statement of operations for the year ended December 26, 2004 (Predecessor):

			Other		Consolidated
	TRC	TRCM	Guarantors	Eliminations	TRC
	(in thousands)
Revenue Food Sales	$242,667	$77,070	$—	$—	$319,737
Franchise and Other	13,174	14,759	525	(6,854)	21,604
Revenue	—	—	—	—	—

Total Revenues	255,841	91,829	525	(6,854)	341,341

Costs and Expenses
Cost of Sales (excluding depreciation shown below):
Food cost	74,102	19,337	—	—	93,439
Labor and benefits	80,396	29,916	—	—	110,312
Operating expenses	47,641	19,345	525	(3,114)	64,397
General and administrative	31,274	3,861	—	(3,740)	31,395
Depreciation and amortization	15,183	3,683	—	—	18,866
Interest, net	16,419	(298)	—	—	16,121
Benefit from disposition of assets	(109)	—	—	—	(109)
Asset write-down	740	—	—	—	740
Other, net	(469)	—	—	—	(469)

Total Costs and Expenses	265,177	75,844	525	(6,854)	334,692

(Loss) income before income taxes	(9,336)	15,985	—	—	6,649
Benefit from (provision for) income taxes	4,168	(5,672)	—	—	(1,504)
Equity in earnings (loss) of subsidiaries	10,313	—	—	(10,313)	—

NET (LOSS) INCOME	$5,145	$10,313	$—	$(10,313)	$5,145

Consolidating statement of operations for the year ended December 28, 2003 (Predecessor):

			Other		Consolidated
	TRC	TRCM	Guarantors	Eliminations	TRC
	(in thousands)
Revenue
Food Sales	$233,459	$77,543	$—	$—	$311,002
Franchise and Other Revenue	12,207	14,720	1,153	(6,440)	21,640

Total Revenues	245,666	92,263	1,153	(6,440)	332,642

Costs and Expenses
Cost of Sales (excluding depreciation shown below):
Food cost	69,629	19,861	—	—	89,490
Labor and benefits	79,673	30,442	—	—	110,115
Operating expenses	46,208	21,205	—	(3,130)	64,283
General and administrative	27,823	3,411	1,153	(3,310)	29,077
Depreciation and amortization	16,164	4,020	—	—	20,184
Interest, net	16,844	(258)	—	—	16,586
Provision for disposition of assets	186	150	—	—	336
Lease termination	761	—	—	—	761
Asset write-down	455	—	—	—	455
Other, net	(494)	—	—	—	(494)

Total Costs and Expenses	257,249	78,831	1,153	(6,440)	330,793

(Loss) income before income taxes	(11,583)	13,432	—	—	1,849
Benefit from (provision for) income taxes	4,961	(4,714)	—	—	247
Equity in earnings (loss) of subsidiaries	8,718	—	—	(8,718)	—

Income (loss) from continuing operations	2,096	8,718	—	(8,718)	2,096
Discontinued Operations:
Loss from discontinued operations of Sage Hen	(154)	—	—	—	(154)
Income tax benefit	58	—	—	—	58

Loss from discontinued operations	(96)	—	—	—	(96)

NET (LOSS) INCOME	$2,000	$8,718	$—	$(8,718)	$2,000

Consolidating balance sheet as of December 25, 2005 (Successor):

			Other		Consolidated
	TRC	TRCM	Guarantors	Eliminations	TRC
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	2,930	1,567	(23)	—	4,474
Restricted cash	3,496	4,729	—	—	8,225
Trade receivables, less allowance for doubtful accounts	10,551	3	—	—	10,554
Inventories, net	6,415	556	—	—	6,971
Escrow Deposits	18,162	—	—	—	18,162
Prepaid expenses and other current assets	2,927	261	—	—	3,188
Deferred income taxes	2,845	—	—	—	2,845

Total current assets	47,326	7,116	(23)	—	54,419

PROPERTY AND EQUIPMENT, net	34,826	7,607	—	—	42,433
GOODWILL	154,049	—	—	—	154,049
INTANGIBLE ASSETS, net	47,779	—	—	—	47,779
INVESTMENTS IN SUBSIDIARIES	52,714	—	—	(52,714)	—
DUE FROM TRC	—	45,584	38	(45,622)	—
OTHER ASSETS	9,730	—	8	—	9,738

	346,424	60,307	23	(98,336)	308,418

LIABILITIES AND STOCKHOLDER’S INVESTMENT
CURRENT LIABILITIES:
Current maturities of capital lease obligations	277	—	—	—	277
Accounts payable	7,939	1,527	8	—	9,474
Franchisee advertising contributions	4,752	—	—	—	4,752
Accrued expenses	33,522	6,056	25	—	39,603

Total current liabilities	46,490	7,583	33	—	54,106

CAPITAL LEASE OBLIGATIONS, less current maturities	260	—	—	—	260
LONG-TERM DEBT	187,503	—	—	—	187,503
DEFERRED TAX LIABILITY	12,573	—	—	—	12,573
OTHER LIABILITIES	3,331	—	—	—	3,331
DUE TO TRCM/TRC REALTY	45,622	—	—	(45,622)	—

STOCKHOLDER’S INVESTMENT:
Common stock	1	1	—	(1)	1
Additional paid-in capital	51,108	50,132	—	(50,132)	51,108
Other comprehensive income	14	—	—	—	14
Retained earnings (deficit)	(478)	2,591	(10)	(2,581)	(478)

Total stockholder’s investment	50,645	52,724	(10)	(52,714)	50,645

	346,424	60,307	23	(98,336)	308,418

Consolidating balance sheet as of December 26, 2004 (Predecessor):

			Other		Consolidated
	TRC	TRCM	Guarantors	Eliminations	TRC
			(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$15,791	$2,201	$(4)	$—	$17,988
Restricted cash	2,053	3,800	—	—	5,853
Trade receivables, less allowance for doubtful accounts	10,268	—	—	—	10,268
Inventories, net	6,652	514	—	—	7,166
Escrow Deposits	—	—	—	—	—
Prepaid expenses and other current assets	1,051	177	—	—	1,228
Deferred income taxes	2,579	—	—	—	2,579

Total current assets	38,394	6,692	(4)	—	45,082

PROPERTY AND EQUIPMENT, net	91,524	21,362	125	—	113,011
GOODWILL	57,961	—	—	—	57,961
INTANGIBLE ASSETS, net	6,609	—	—	—	6,609
INVESTMENT IN SUBSIDIARIES	59,049	—	—	(59,049)	—
DUE FROM TRC	—	37,412	—	(37,412)	—
DEFERRED INCOME TAXES	7,880	—	—	—	7,880
OTHER ASSETS	6,983	250	9	—	7,242

	$268,400	$65,716	$130	$(96,461)	$237,785

LIABILITIES AND STOCKHOLDER’S INVESTMENT CURRENT LIABILITIES:
Current maturities of capital lease obligations	$331	$—	$—	$—	$331
Accounts payable	8,187	1,786	7	—	9,980
Franchisee advertising contributions	3,851	—	—	—	3,851
Accrued expenses	18,495	4,871	69	—	23,435

Total current liabilities	30,864	6,657	76	—	37,597

CAPITAL LEASE OBLIGATIONS, less current maturities	537	—	—	—	537
LONG-TERM DEBT	147,438	—	—	—	147,438
DUE TO TRCM	37,412	—	—	(37,412)	—
DUE TO PARENT	47,715	—	—	—	47,715
OTHER LIABILITIES	8,863	—	64	—	8,927

STOCKHOLDER’S INVESTMENT:
Common stock	1	1	—	(1)	1
Additional paid-in capital	—	21,751	—	(21,751)	—
Other comprehensive income	75	—	—	—	75
Retained earnings (deficit)	(4,505)	37,307	(10)	(37,297)	(4,505)

Total stockholder’s investment	(4,429)	59,059	(10)	(59,049)	(4,429)

	$268,400	$65,716	$130	$(96,461)	$237,785

Consolidating Statement of Cash Flows for the period September 22, 2005 through December 25, 2005 (Successor):

			Other		Consolidated
	TRC	TRCM	Guarantors	Eliminations	TRC
			(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(478)	2,591	—	(2,591)	(478)
Adjustments to reconcile net income to net cash provided by operating activities:

Equity in earnings of subsidiary	(2,591)	—	—	2,591	—
Depreciation and amortization	3,025	564	—	—	3,589
Amortization of discount	74	—	—	—	74
Payments on notes receivable of franchise fees	505	—	—	—	505
(Benefit from) provision for disposition of assets	(904)	—	—	—	(904)
Asset write-down	12	—	—	—	12
Other non-cash income and expense items, net	75	—	—	—	75
Net changes in other operating assets and liabilities	4,311	608	13	—	4,932

Total adjustments	4,507	1,172	13	2,591	8,283

Net cash provided by operating activities	4,029	3,763	13	—	7,805

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(3,002)	(248)	—	—	(3,250)
Acquisition of predecessor’s business	(224,891)	—		—	(224,891)
Proceeds from sale of property and equipment	1,353	—	—	—	1,353
Intercompany activities	2,116	(2,117)	1		—

Net cash used in investing activities	(224,424)	(2,365)	1	—	(226,788)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(77)	—	—	—	(77)
Payments on long-term debt	(6,600)	—	—	—	(6,600)
Proceeds from long-term debt	190,029	—	—	—	190,029
Debt issuance costs	(9,288)	—	—	—	(9,288)
Capital contribution from parent	44,607	—	—	—	44,607

Net cash provided by financing activities	218,671	—	—	—	218,671

Net increase (decrease) in cash and cash equivalents cash equivalents	(1,724)	1,398	14	—	(312)
CASH AND CASH EQUIVALENTS:
Balance, beginning of year	4,654	169	(37)	—	4,786

Balance, end of year	2,930	1,567	(23)	—	4,474

Consolidating Statement of Cash Flows for the period December 27, 2004 through September 21, 2005 (Predecessor):

			Other		Consolidated
	TRC	TRCM	Guarantors	Eliminations	TRC
			(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(4,140)	7,068	—	(7,068)	(4,140)
Adjustments to reconcile net income to net cash provided by operating activities:

Equity in earnings of subsidiary	(7,068)	—	—	7,068
Depreciation and amortization	9,081	2,735	—	—	11,816
Payments on notes receivable of franchise fees	293	—	—	—	293
(Benefit from) provision for disposition of assets	(652)	134	—	—	(518)
Asset write-down	248	—	—	—	248
Other non-cash income and expense items, net	2,417	—	—	—	2,417
Net changes in other operating assets and liabilities	(19,242)	(485)	70	—	(19,657)

Total adjustments	(14,923)	2,384	70	7,068	(5,401)

Net cash (used in) provided by operating activities	(19,063)	9,452	70	—	(9,541)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(6,271)	—	—	—	(6,271)
Intercompany activities	25,382	(25,279)	(103)	—	—
Proceeds from sale of property and equipment	107,433	29,795	—	—	137,228

Net cash provided by (used in) investing activities	126,544	4,516	(103)	—	130,957

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(254)	—	—	—	(254)
Payments on long-term debt	(148,009)	—	—	—	(148,009)
Proceeds from long-term debt	4,000	—	—	—	4,000
Proceeds for stock option redemption	9,645	—	—	—	9,645
Dividend to TRC	16,000	(16,000)	—	—	—

Net cash used in financing activities	(118,618)	(16,000)	—	—	(134,618)

Net increase (decrease) in cash and cash equivalents cash equivalents	(11,137)	(2,032)	(33)	—	(13,202)
CASH AND CASH EQUIVALENTS:
Balance, beginning of year	15,791	2,201	(4)	—	17,988

Balance, end of year	4,654	169	(37)	—	4,786

Consolidating Statement of Cash Flows for the year ended December 26, 2004 (Predecessor):

			Other		Consolidated
	TRC	TRCM	Guarantors	Eliminations	TRC
			(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,145	$10,313	$—	$(10,313)	$5,145
Adjustments to reconcile net income to net cash provided by operating activities:

Equity in earnings of subsidiary	(10,313)	—	—	10,313	—
Depreciation and amortization	15,183	3,683	—	—	18,866
Payments on notes receivable of franchise fees	268	—	—	—	268
(Benefit from) provision for disposition of assets	(109)	—	—	—	(109)
Asset write-down	740	—	—	—	740
Other non-cash income and expense items, net	752	—	—	—	752
Net changes in other operating assets and liabilities	610	(3,130)	(15)	—	(2,535)

Total adjustments	7,131	553	(15)	10,313	17,982

Net cash provided by (used in) operating activities	12,276	10,866	(15)	—	23,127

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(10,106)	(1,768)	—	—	(11,874)
Intercompany activities	9,357	(9,357)	—	—	—
Proceeds from sale of property and equipment	3,490	—	—	—	3,490

Net cash provided by (used in) investing activities	2,741	(11,125)	—	—	(8,384)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(467)	—	—	—	(467)
Payments on long-term debt	—	—	—	—	—
Proceeds from long-term debt	—	—	—	—	—
Distribution to RHC	(1,250)	—	—	—	(1,250)

Net cash used in financing activities	(1,717)	—	—	—	(1,717)

Net increase (decrease) in cash and cash equivalents cash equivalents	13,300	(259)	(15)	—	13,026
CASH AND CASH EQUIVALENTS:
Balance, beginning of year	2,491	2,460	11	—	4,962

Balance, end of year	$15,791	$2,201	$(4)	$—	$17,988

Consolidating Statement of Cash Flows for the year ended December 28, 2003 (Predecessor):

			Other		Consolidated
	TRC	TRCM	Guarantors	Eliminations	TRC
			(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,000	$8,718	$—	$(8,718)	$2,000
Adjustments to reconcile net income to net cash provided by operating activities:

Equity in earnings of subsidiary	(8,718)	—		8,718	—
Depreciation and amortization	16,164	4,020	—	—	20,184
Accretion of senior discount notes	7	—	—	—	7
Payments on notes receivable of franchise fees	302	—	—	—	302
(Benefit from) provision for disposition of assets	186	150	—	—	336
Asset write-down	455	—	—	—	455
Other non-cash income and expense items, net	594	—	—	—	594
Net changes in other operating assets and liabilities	(8,462)	5,008	(63)	—	(3,517)

Total adjustments	528	9,178	(63)	8,718	18,361

Net cash provided by (used in) operating activities	2,528	17,896	(63)	—	20,361

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(7,572)	(2,168)	—	—	(9,740)
Intercompany activities	13,414	(13,414)	—	—	—
Proceeds from sale of property and equipment	29	—	—	—	29

Net cash provided by (used in) investing activities	5,871	(15,582)	—	—	(9,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(648)	—	—	—	(648)
Payments on long-term debt	(14,603)	—	—	—	(14,603)
Proceeds from long-term debt	3,750	—	—	—	3,750

Net cash used in financing activities	(11,501)	—	—	—	(11,501)

Net increase (decrease) in cash and cash equivalents	(3,102)	2,314	(63)	—	(851)
CASH AND CASH EQUIVALENTS:
Balance, beginning of year	5,593	146	74	—	5,813

Balance, end of year	$2,491	$2,460	$11	$—	$4,962

THE RESTAURANT COMPANY AND SUBSIDIARIES
QUARTERLY FINANCIAL INFORMATION
(UNAUDITED)
(In Thousands)

2005 (b)	Revenues	Gross Profit (a)	Net Income(Loss)

1st Quarter	$108,978	$23,172	$2,857
2nd Quarter	80,618	18,418	428
3rd Quarter	81,084	14,956	(7,543)
4th Quarter	81,655	13,537	(360)

	$352,335	$70,083	$(4,618)

2004 (b)	Revenues	Gross Profit (a)	Net Income

1st Quarter	$105,117	$22,380	$490
2nd Quarter	77,672	16,806	1,380
3rd Quarter	78,368	16,908	1,241
4th Quarter	80,184	17,099	2,034

	$341,341	$73,193	$5,145

(a)	Represents total revenues less cost of sales.

(b)	Our financial reporting calendar has thirteen four-week periods ending on the last Sunday in December. The first quarter includes four four-week periods. The second, third and fourth quarters include three four-week periods.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by the report. The evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Acting Senior Financial Director, who is our principal financial officer (“PFO”).
Based on the results of our review, the determination was made that we no had control deficiencies that represented material weaknesses in our disclosure controls and procedures. As a result of this determination, the Company’s management, including the Company’s CEO and the PFO, concluded that our disclosure controls and procedures were effective as of December 25, 2005.
There were no changes in our internal control over financial reporting during the quarter ended December 25, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
(a) Directors and Executive Officers of the Registrant
The following individuals are currently serving as directors and executive officers of TRC:

Name	Age	Position with TRC
Joseph F. Trungale	63	Director, President and Chief Executive Officer
James F. Barrasso	54	Executive Vice President, Foodservice Development
Joseph F. Trungale
Joseph F. Trungale became our Chief Executive Officer on September 21, 2005. Mr. Trungale has been our President and Chief Operating Officer, and a member of our board since March 8, 2004. Previously, Mr. Trungale was Chief Executive Officer and Director of VICORP Restaurants, Inc. from November 1999 through September 2003, after serving as the President of the Bakers Square concept since August 1998. From July 1997 through August 1998, Mr. Trungale served in various positions with operational responsibility over VICORP’s Bakers Square restaurants. From September 1995 through July 1997, Mr. Trungale operated a family-owned real estate business. For eight years preceding that, he was Vice President of Operations for Whataburger, Inc.

James F. Barrasso
James F. Barrasso has been Executive Vice President, Foodservice Development of TRC since February 1999. Mr. Barrasso has also been the President of Foxtail Foods since February 1999. For more than five years prior, he was our Vice President, Foodservice Development. Mr. Barrasso has served in various executive positions with TRC since September 1983.
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

				Long Term
				Compensation	Securities
				Restricted	Underlying
	Annual Compensation			Stock	Options/	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	SARs (#)(1)	Compensation
Joseph F. Trungale	2005	382,232	296,043	1,351,754 (6)	— (6)	132,501	(7)
President and	2004	363,755	127,104	108,481	10.9329	106,086	(2)(3)
Chief Executive Officer	2003	—	—	—	—	—

James F. Barrasso	2005	221,220	469,582	1,072,634 (6)	— (6)	515,908	(7)
Executive Vice President, Food	2004	256,149	27,494	41,401	8.6752	16,874	(3)(5)
Service Development	2003	212,242	25,182	27,998	7.6547	6,000	(5)

Donald N. Smith (4)	2005	446,493	—	—	—	—
Former Chairman and Chief	2004	567,802	272,915	—	—	—
Executive Officer	2003	535,326	—	—	—	—

Michael P. Donahoe (4)	2005	269,524	323,943	1,072,634 (6)	— (6)	270,484	(7)
Former Executive Vice President,	2004	280,565	59,359	44,401	8.6752	16,874	(3)(5)
Finance & Chief Financial Officer	2003	246,077	—	27,998	7.6547	176,091	(2)(5)

1.	Represents amounts earned under the 2002 Stock Option Plan. Options under the 2002 Stock Option Plan were awarded with a strike price of $0.01 per share to vest over six to ten years. At December 26, 2004, the value of our parent’s stock was estimated at $23,347 per share by an independent appraiser. During fiscal 2004, Mr. Trungale had 4.646 shares vest and Mr. Donahoe and Mr. Barrasso each had 1.773 shares vest.

2.	Includes relocation costs paid by us for $90,000 on behalf of Mr. Trungale and $170,091 on behalf of Mr. Donahoe.

3.	Includes payments made under the SERP I in the amount of $16,086 for Mr. Trungale, and $10,724 for Mr. Donahoe and Mr. Barrasso.

4.	The Company no longer employs Mr. Smith and Mr. Donahoe. Mr. Smith resigned his position in conjunction with the Acquisition. On November 16, 2005, Mr. Donahoe resigned his position as Director, Executive Vice President, Finance and Chief Financial Officer of the Company and all his positions with our parent and subsidiaries.

5.	Includes $6,150 for 2004 and $6,000 for 2003 of Perkins’ matching contributions allocated to the named executive officers under the Perkins Retirement Savings Plan and the Deferred Compensation Plan.

6.	Represents payments made under the 2002 Stock Option Plan in conjunction with the Acquisition. All shares under the 2002 Stock Option Plan vested and were redeemed in conjunction with the Acquisition. At December 25, 2005, no stock option or other equity compensation plans existed.

7.	For Mr. Barrasso, the amount represents payments of $88,334 under the Supplemental Executive Retirement Plan (SERP) and $427,575 under the Non Qualified Deferred Compensation Plan (NQDC). For Mr. Donahoe, the amount represents payments of $88,334 under the SERP and $182,150 under the NQDC. For Mr. Trungale, the amount represents payments of $132,501 under the SERP.

Compensation of Directors.
All members of our board of directors are reimbursed for actual expenses incurred in connection with attendance at board meetings and of the committees thereof.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(a) Security ownership of certain beneficial owners.
RHC, our parent, holds all of our issued and outstanding capital stock. RHC is a direct wholly owned subsidiary of TRC Holding Corp., who is a direct wholly owned subsidiary of TRC Holding LLC and approximately 90% and 10% respectively, of the equity interests of TRC Holding LLC are owned by CHP IV and its affiliates, and a trust for which Donald N. Smith is a beneficiary, the Donald N. Smith Living Trust. The following table sets forth information with respect to the beneficial ownership of buyer parent’s equity interests by:
•	Each person who is known by us to beneficially own 5% or more of TRC Holding LLC’s outstanding equity;

•	Each member of TRC Holding LLC’s board of directors;

•	Each of our executive officers named in the executive compensation table; and

•	All members of TRC Holding LLC’s board of directors and our executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. Accordingly, the following table does not reflect certain Class B management incentive units that are subject to vesting. To our knowledge, each of the holders of units of ownership interests listed below has sole voting and investment power as to the units owned unless otherwise noted. The holders of Class A units will not ordinarily have the right to vote on matters to be voted on by unit holders. Holders of Class A and Class B units will also have different rights with respect to distributions.

		Percentage		Percentage
	Number	of Total	Number	of Total
	of Class A	Class A	of Class B	Class B
Name and Address of Beneficial Owner	Units	Units	Units	Units
Castle Harlan Partners IV, LP (1)(2)	592,237.23627	90.11%	592,237.23627	90.11%
John K. Castle (1)(3)	592,237.23627	90.11%	592,237.23627	90.11%
Donald N. Smith (1)	64,993.50065	9.89%	64,993.50065	9.89%
Joseph F. Trungale (1)	—	0.00%	—	0.00%
James F. Barrasso (1)	—	0.00%	—	0.00%
Robert K. Winters (1)	—	0.00%	—	0.00%
Allan C. Bernstein (1)	—	0.00%	—	0.00%
Dr. John C. Connolly (1)	—	0.00%	—	0.00%
David B. Pittaway (1)	—	0.00%	—	0.00%
William M. Pruellage (1)	—	0.00%	—	0.00%

All directors and executive officers as a group (including those listed above)	657,230.73692	100.00%	657,230.73692	100.00%

(1)	The address for CHP IV and Messrs. Castle, Pittaway and Pruellage is c/o Castle Harlan, Inc., 150 East 58th Street, New York, New York 10155. The address for Messrs. Bernstein and Connolly is Morton’s Restaurant Group, Inc., 325 North LaSalle Street, Suite 500, Chicago, Illinios 60610. The address for Mr. Smith is 90 Hawthorne Lane, Barrington, Illinois 60010 and the executive officers named in the table is 6075 Poplar Avenue, Suite 800,Memphis, Tennessee 38119.

(2)	Includes units of ownership interests held by related entities and persons, all of which may be deemed to be beneficially owned by CHP IV. CHP IV disclaims beneficial ownership of these units.

(3)	John K. Castle, a member of TRC Holding LLC’s board of directors, is the controlling stockholder of Castle Harlan Partners IV, G.P., Inc., the general partner of the general partner of CHP IV, the direct parent of TRC Holding LLC, and as such may be deemed a beneficial owner of the units of TRC Holding LLC owned by CHP IV and its affiliates. Mr. Castle disclaims beneficial ownership of all units in excess of his proportionate partnership share of CHP IV.
(b) Securities Authorized for Issuance Under Equity Compensation Plans.
TRC has no equity compensation plans.
(c) Arrangements Related to a Possible Change in Control of the Company.
None
Item 13. Certain Relationships and Related Transactions.
(a) Transactions with Management and Others.
Management Agreement:
We have entered into a management agreement with Castle Harlan, Inc., under which Castle Harlan provides business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to our parent and us. As compensation for those services, we pay to Castle Harlan (1) for services rendered during the first year of the term of the agreement, a management fee equal to 3% of the aggregate equity contributions made upon closing of the acquisition by CHP IV and its affiliates (including their limited partners), paid at the closing of the acquisition, and (2) for services rendered after the first full year of the agreement, an annual management fee equal to 3% of the aggregate equity contributions made first by CHP IV and its affiliates (including their limited partners), payable quarterly in advance. Under the management agreement, we paid Castle Harlan, for services rendered in connection with the Transactions, a one-time transaction fee paid on the date of the closing of the Acquisition equal to 1% of the aggregate equity contributions made on the closing of the acquisition by CHP IV and its affiliates (including their limited partners). In addition, if at any time after the closing of the acquisition, CHP IV or its affiliates (including their limited partners) make any additional equity contributions to any of our parent or us, we will pay Castle Harlan an annual management fee equal to 3 % of each such equity contribution. We will also pay or reimburse Castle Harlan for all out-of-pocket fees and expenses incurred by Castle Harlan and any advisors, consultants, legal counsel and other professionals engaged by Castle Harlan to assist in the provision of services under the management agreement.
The management agreement is for an initial term expiring December 31, 2012 and is subject to renewal for consecutive one-year terms unless terminated by Castle Harlan or us upon 90 days notice prior to the expiration of the initial term or any annual renewal. We also indemnify the manager, its officers, directors and affiliates from any losses or claims suffered by them as a result of services they provide us. Payment of management fees will be subject to restrictions contained in our senior secured credit facility and under the indenture.
During the Successor period, we paid to Castle Harlan $1,777,000 in annual management fees and $867,000 of management fees and expenses related to the closing of the sale.
Other Board Affiliations:
Certain members of the Board of Directors of our parent have in the past served, currently serve and in the future may serve on the boards of directors of other restaurant companies. Among the boards of directors of Castle Harlan portfolio companies on which one or more of our parent’s directors serve are McCormick and Schmick Holding LLC, Morton’s Holding Group LLC and Wilshire Restaurant Group, Inc., the parent company of Marie Callender’s, one of our competitors.

Sales of Foxtail Products to a Licensee of an Affiliate of Castle Harlan:
American Pie, LLC (“American Pie”), a licensee of Marie Callender’s, a full service dining restaurant chain owned by Castle Harlan Partners III, L.P., and affiliate of Castle Harlan, purchases pies and other dessert products from Foxtail pursuant to a written three year contract entered into on October 17, 2003. This contract was negotiated prior to our ownership by affiliates of Castle Harlan. Sales to American Pie were $2.3 million for the Successor period, $8.4 million for the 2005 Predecessor period and $5.0 million for 2004, which represented 19%, 25% and 13% of Foxtail’s revenue for the respective periods. At December 25, 2005, an outstanding balance of $408,000 was due from American Pie.
Pre-Acquisition Relationships:
During the 2005 successor period, the 2005 predecessor period, 2004, and 2003, Friendly Ice Cream Corporation (“FICC”) purchased certain food products from Foxtail for which we were paid approximately $88,000, $264,000, $340,000, and $322,000, respectively. We believe that the prices paid to us for these products were no less favorable than the prices that would have been paid for the same products by a non-affiliated party in an arm’s length transaction.
FICC leases certain land, buildings and equipment from us. During the 2005 successor period, the 2005 predecessor period, 2004 and 2003, lease and sublease revenue was $18,000, $52,000, $69,000 and $69,000. We believe that the terms of the lease are no less favorable to us than could be obtained if the transaction was entered into with an unaffiliated third party.
In 1999, TRC Realty LLC leased an aircraft for use by both FICC and TRC. The operating lease on this aircraft was terminated and all associated costs of the termination were paid during the third quarter of 2003. During the lease, we shared with FICC the cost of TRC Realty LLC’s generally fixed expenses. In addition, FICC and TRC incurred actual variable usage costs. Total expenses reimbursed by FICC for the fiscal year 2003 was $304,000.
Item 14. Principal Accountant Fees And Services.
The following table sets forth fees for services PricewaterhouseCoopers LLP provided to the Company during fiscal 2005 and 2004:

	2005	2004
Audit fees (2)	$762,000	$193,000
Tax fees (1)	5,000	5,000

Total	$767,000	$198,000

(1)	Represents fees primarily related to review of the Company’s federal income tax return.

(2)	Approximately $13,000 of the 2004 amount relates to the 2003 financial statement audit.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	1. Financial Statements filed as part of this report are listed below:
Report of Independent Registered Public Accounting Firm.
Consolidated Statements of Income for the Successor Period from September 22, 2005 through December 25, 2005, for the Predecessor period from December 27, 2004 through September 21, 2005 and for the Predecessor years ended December 26, 2004 and December 28, 2003.
Consolidated Balance Sheets for the Successor at December 25, 2005 and for the Predecessor at December 26, 2004.
Consolidated Statements of Stockholder’s Investment for the Successor Period from September 22, 2005 through December 25, 2005, for the Predecessor period from December 27, 2004 through September 21, 2005 and for the Predecessor years ended December 26, 2004 and December 28, 2003.
Consolidated Statements of Cash Flows for the Successor Period from September 22, 2005 through December 25, 2005, for the Predecessor period from December 27, 2004 through September 21, 2005 and for the Predecessor years ended December 26, 2004 and December 28, 2003.
2.	The following Financial Statement Schedule for the Successor Period from September 22, 2005 through December 25, 2005, for the Predecessor period from December 27, 2004 through September 21, 2005 and for the Predecessor years ended December 26, 2004 and December 28, 2003 is included:
No. —

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.

II.	Valuation and Qualifying Accounts.
Schedules I, III, IV and V are not applicable and have therefore been omitted.
3.	Exhibits:

Exhibit No.
1.1*	Stock Purchase Agreement, dated as of September 2, 2005, by and among The Restaurant Holding Corporation, The Individuals and Entities listed on Exhibit A attached thereto and TRC Holding Corp.

1.2*	First Amendment to Stock Purchase Agreement, dated as of September 21, 2005, by and among The Restaurant Corporation, TRC Holding Corp., BancBoston Ventures Inc. and Donald N. Smith

3.1*	Certificate of Incorporation of The Restaurant Company

3.2*	Bylaws of The Restaurant Company

4.1*	Indenture dated September 21, 2005 by and among TRC Finance, Inc., The Restaurant Company, the Guarantors and The Bank of New York, as Trustee

4.2*	Form of 10% Senior Notes due 2013 (included in Exhibit 4.1)

4.3*	Registration Rights Agreement, dated as of September 21, 2005, among TRC Finance, Inc., The Restaurant Company, the Guarantors and the Initial Purchasers

4.4*	Form of Guarantee (included in Exhibit 4.1)

Exhibit No.
10.1*
Purchase Agreement, dated as of September 16, 2005 among TRC Finance, Inc. and Wachovia Capital Markets, LLC, BNP Paribas Securities Corp., Jefferies & Company, Inc. and Piper Jaffray & Co. as Initial Purchasers

10.2*
Credit Agreement, dated as of September 21, 2005, by and among The Restaurant Company, as Borrower, The Restaurant Holding Corporation, as Holdings, the Lenders referred to therein, and Wachovia Bank, National Association, as Administrative Agent, Documentation Agent Swingline Lender and Issuing Lender, Wachovia Capital Markets, LLC, as Sole Lead Arranger and Sole Book Manager and BNP Paribas, as Syndication Agent

10.3*
Collateral Agreement, dated as of September 21, 2005, by and among The Restaurant Holding Corporation, The Restaurant Company, and certain of its Subsidiaries as Grantors, in favor of Wachovia Bank, National Association, as Administrative Agent

10.4*	Revolving Credit Note, dated as of September 21, 2005, by The Restaurant Company in favor of BNP Paribas, in the original amount of $12,500,000

10.5*	Revolving Credit Note, dated as of September 21, 2005, by The Restaurant Company in favor of Wachovia Bank, National Association, in the original amount of $12,500,000

10.6*	Joinder Agreement, dated as of September 21, 2005, by and among TRC Finance, Inc., The Restaurant Company, The Restaurant Company of Minnesota, Perkins Finance Corporation and TRC Realty LLC

10.18**	Employment Agreement between The Restaurant Company and Joseph F. Trungale, President and Chief Executive Officer

10.19**	The Restaurant Company 2005 Corporate Annual Incentive Plan

21.1*	List of subsidiaries of The Restaurant Company

23.1*	Consent of PricewaterhouseCoopers LLP

31.1	Principal Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302

31.2	Principal Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

*	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-131004), originally filed on January 12, 2006.

**	Compensation Plan or Arrangement

Trademark Notice.
The following trademarks are used in this report to identify products and services of The Restaurant Company: Perkins, Perkins Family Restaurant, Perkins Restaurant and Bakery, Perkins Family Restaurant and Bakery and Perkins Bakery.
[Intentionally Left Blank]

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized, on this the 23rd day of March 2006.

THE RESTAURANT COMPANY
By:	/s/ Joseph F. Trungale
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on this the 23rd day of March 2006.

Signature	Title

/s/ Joseph F. Trungale	President and Chief Executive Officer
Joseph F. Trungale	(Principal Executive Officer)

/s/ Karen L. Young	Acting Senior Financial Director
Karen L. Young	(Principal Financial and Accounting Officer)
We have not sent, and do not intend to send, an annual report to security holders covering our last fiscal year, nor have we sent a proxy statement, form of proxy or other soliciting material to our security holders with respect to any annual meeting of security holders.

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedule
To the Board of Directors
of The Restaurant Company:
Our audits of the consolidated financial statements referred to in our reports dated March 17, 2006 appearing in this Annual Report on Form 10-K of The Restaurant Company and subsidiaries also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
PricewaterhouseCoopers LLP /s/
Memphis, Tennessee
March 17, 2006

SCHEDULE II
THE RESTAURANT COMPANY
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged	Charged	Deductions		Balance
	Beginning of	to Costs &	to Other	from		at Close
Description	Period	Expenses	Accounts	Reserves		of Period

FISCAL YEAR ENDED DECEMBER 25, 2005 (Successor)

Allowance for Doubtful Accounts	$1,279	$661	$—	$(356	)(a)	$1,584

Reserve for Disposition of Assets	$156	$—	$—	$—		$156

FISCAL YEAR ENDED DECEMBER 26, 2004 (Predecessor)

Allowance for Doubtful Accounts	$1,003	$719	$—	$(443	)(a)	$1,279

Reserve for Disposition of Assets	$156	$—	$—	$—		$156

FISCAL YEAR ENDED DECEMBER 28, 2003 (Predecessor)

Allowance for Doubtful Accounts	$1,174	$552	$—	$(723	)(a)	$1,003

Reserve for Disposition of Assets	$156	$—	$—	$—		$156

(a)	Represents uncollectible accounts written off, net of recoveries, and net costs associated with direct financing sublease receivables for which a reserve was established.

S-1