Form 10-Q
period 2006-04-16
RESTAURANT CO
filed 2006-05-31
CIK 1047040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 16, 2006
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
Yes ☑ No ☐
Indicate by ☑ whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the exchange act. Check one:
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by ☑ whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of April 16, 2006: 10,820.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE RESTAURANT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Successor	Predecessor
	Sixteen Weeks	Sixteen Weeks
	Ended	Ended
	April 16, 2006	April 17, 2005
REVENUES:
Food sales	$104,962	$102,461
Franchise and other revenue	6,649	6,517

Total Revenues	111,611	108,978

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	30,159	30,675
Labor and benefits	35,350	34,650
Operating expenses	26,058	20,481
General and administrative	10,472	9,595
Depreciation and amortization	4,089	5,194
Interest, net	6,187	4,719
Gain on disposition of assets	(47)	(126)
Lease Termination	366	—
Other, net	(55)	(70)

Total Costs and Expenses	112,579	105,118

(Loss) income before income taxes	(968)	3,860
Benefit from (provision for) income taxes	662	(1,003)

NET (LOSS) INCOME	$(306)	$2,857

The accompanying notes are an integral part of these consolidated statements.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	Successor	Successor
	April 16, 2006	December 25, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,937	$4,474
Restricted cash	8,843	8,225
Receivables, less allowances for doubtful accounts of $1,488 and $1,584	9,599	10,554
Inventories, net	7,875	6,971
Prepaid expenses and other current assets	4,499	3,188
Escrow deposits	5,063	18,162
Deferred income taxes	2,845	2,845

Total current assets	43,661	54,419

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation and amortization	40,452	42,433

GOODWILL	169,326	154,049

INTANGIBLE ASSETS, net of accumulated amortization of $1,070 and $476	47,185	47,779

DEFERRED INCOME TAXES	—	—

OTHER ASSETS	9,286	9,738

	$309,910	$308,418

The accompanying notes are an integral part of these consolidated balance sheets.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par and share amounts)

	Successor	Successor
	April 16, 2006	December 25, 2005
LIABILITIES AND STOCKHOLDER’S INVESTMENT

CURRENT LIABILITIES:
Current maturities of capital lease obligations	$242	$277
Accounts payable	7,933	9,474
Franchise advertising contributions	5,485	4,752
Accrued expenses	32,941	39,603
Accrued income taxes	88	—

Total current liabilities	46,689	54,106

CAPITAL LEASE OBLIGATIONS, less current maturities	210	260

LONG-TERM DEBT	187,602	187,503

DEFERRED TAX LIABILITY	12,573	12,573

OTHER LIABILITIES	3,676	3,331

STOCKHOLDER’S INVESTMENT:
Common stock, $.01 par value, 100,000 shares authorized, 10,820 issued and outstanding	1	1
Additional paid-in capital	59,923	51,108
Other comprehensive income	20	14
Accumulated deficit	(784)	(478)

Total stockholder’s investment	59,160	50,645

	$309,910	$308,418

The accompanying notes are an integral part of these consolidated balance sheets.

THE RESTAURANT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Successor	Predecessor
	Sixteen Weeks	Sixteen Weeks
	Ended	Ended
	April 16, 2006	April 17, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(306)	$2,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,089	5,194
Amortization of discount	99	—
Other non-cash income and expense items	107	185
Payments on notes receivable	216	104
Gain on disposition of assets	(47)	(126)
Net changes in operating assets and liabilities	(2,781)	1,751

Total adjustments	1,683	7,108

Net cash provided by operating activities	1,377	9,965

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(2,570)	(2,231)
Acquisition of business, escrow settlements	(8,178)	—
Proceeds from sale of assets	1,103	30

Net cash used in investing activities	(9,645)	(2,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(85)	(102)
Capital contribution from parent	8,816	—

Net cash provided by (used in) financing activities	8,731	(102)

Net increase in cash and cash equivalents	463	7,662

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	4,474	17,988

Balance, end of period	$4,937	$25,650

The accompanying notes are an integral part of these consolidated statements.

THE RESTAURANT COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Organization
The Restaurant Company (the “Company” “Perkins” or “TRC”) is a wholly-owned subsidiary of The Restaurant Holding Corporation (“RHC”). TRC conducts business under the name “Perkins Restaurant and Bakery.” TRC is also the sole stockholder of TRC Realty LLC (“TRC Realty”), The Restaurant Company of Minnesota and Perkins Finance Corp. On September 21, 2005, TRC Holding Corp., an affiliate of Castle Harlan Partners IV, L.P. (“CHP IV”), purchased all of the outstanding capital stock of RHC for a purchase price of $245,000,000 (excluding fees and expenses), subject to a working capital adjustment and certain other adjustments, including an earnout payment. Since the closing of the acquisition, RHC’s capital stock has been 100% owned by TRC Holding Corp., whose capital stock is 100% owned by TRC Holding LLC. TRC Holding Corp. and TRC Holding LLC were newly formed entities established by CHP IV. Approximately 90% of the equity interests of TRC Holding LLC are owned by CHP IV and its affiliates. In connection with the acquisition, Donald N. Smith, TRC’s former Chairman and Chief Executive Officer, elected to exchange a portion of his equity interests in RHC for $6,500,000 of equity in TRC Holding LLC in lieu of cash consideration in the acquisition. Collectively, the foregoing transactions are referred to as the “Acquisition.”
As described more fully in Note 6, “Acquisition,” the Company was acquired by TRC Holding Corp., an affiliate of CHP IV on September 21, 2005. The Acquisition is accounted for using the purchase method of accounting. The sixteen-week period ended April 17, 2005 is defined as “Predecessor” and the sixteen-week period ended April 16, 2006 is defined as “Successor.” The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the 2005 Annual Report on Form 10-K.
(2) Basis of Presentation
The condensed consolidated interim financial statements included in this report are prepared by the Company without audit in accordance with U.S. generally accepted accounting principles. In the opinion of the Company’s management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, accounting for income taxes and variable compensation accruals. The results of operations for the interim period ended April 16, 2006 are not necessarily indicative of operating results for the full year. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
(3) Accounting Reporting Period
The Company’s fiscal calendar year consists of twelve four-week periods and one five-week period ending on the last Sunday in December. The first quarter each year will include four four-week periods. The first quarter ended April 16, 2006. The second, third and fourth quarters of 2006 will end on July 9, October 1 and December 31, respectively.

(4) Comprehensive Income
Comprehensive income consist of net income or loss plus the change in the foreign currency translation adjustment. Total comprehensive loss for the sixteen-week period ended April 16, 2006 was $300,000 compared to total comprehensive income of $2,847,000 for the sixteen-week period ended April 17, 2005.
(5) 1999 RHC Acquisition
On December 22, 1999, through a series of transactions, RHC acquired 100% of the outstanding shares of the Company (the “RHC Acquisition”). The RHC Acquisition was accounted for as a purchase business combination. The Company’s reporting obligations under the Securities Exchange Act of 1934, as amended (the “34 Act”) related to its private offering of 10.125% Unsecured Senior Notes, due December 15, 2007 (the “Senior Notes”) and of 11.25% Unsecured Senior Discount Notes, due May 15, 2008 (the “Discount Notes”) were not affected by the RHC Acquisition. As allowed pursuant to SEC Staff Accounting Bulletin SAB Topic 5-J (“SAB Topic 5-J”) the Company was exempted from recording (or “pushing down”) RHC’s cost basis to the Company’s net assets due to its continuing reporting obligations pursuant to the indentures relating to the Senior Notes and the Discount Notes.
On August 1, 2005, the Company redeemed the Senior Notes and the Discount Notes (the “Redemption”). The Company determined that, absent its reporting obligations under the Senior Notes and the Discount Notes, the Company was no longer exempt and is required to pushdown RHC’s basis resulting from the RHC Acquisition to the financial statements of the Company. Such push down was applied retroactively to the RHC Acquisition date, once financial statements for periods subsequent to the Redemption were issued.
The consolidated statement of operations reflects the impact of pushing down RHC’s cost basis in the net assets acquired in the RHC Acquisition as if push down accounting pursuant to SAB Topic 5-J had been applied since the RHC Acquisition date.
The significant adjustments outlined below reflect the impact of the step-up related to the RHC Acquisition on the consolidated statement of operations of the Company as if such push down had been recorded in the financial statements of the Company on the RHC Acquisition date.

Predecessor
Sixteen Weeks
Ended
April 17, 2005
Statement of Operations Data (in thousands):
Depreciation and amortization	$178
Interest expense	58
Benefit for income taxes	(143)

Net Loss	$(93)

(6) Acquisition
On September 21, 2005, the Company was acquired by TRC Holding Corp., an affiliate of CHP IV (the “Acquisition”). The Acquisition is accounted for using the purchase method. Based upon available information, the Company has preliminarily determined the allocation of the purchase price associated with the Acquisition. The Company has engaged an independent appraiser to assist with the determination of the fair value of goodwill and other identifiable intangible assets. The Company expects this evaluation to be completed within a reasonable period following the Acquisition. Accordingly, the preliminary amounts estimated by the Company will be adjusted to reflect the results of the appraiser’s evaluation. These adjustments may be material.
Identifiable Intangible Assets consist of the present value of estimated future royalty fee income that is being amortized over the remaining lives of the franchise agreement, which is estimated to be 25 years. The effect of a $1,000,000 increase or decrease to the carrying value of these assets would impact amortization by approximately $40,000 per year.
In Escrow deposits on the accompanying Consolidated Balance Sheets, the Company has recorded amounts placed in escrow at the closing of the Acquisition. At the Acquisition date, these amounts included $5,000,000 for general indemnification, $11,113,000 for taxes payable as a result of the Sale-Leaseback Transaction, $5,000,000 related to the earn-out contained in the stock purchase agreement and $1,000,000 for the purchase price adjustment contained in the stock purchase agreement. As of April 16, 2006, the only remaining amount in escrow was $5,000,000 for general indemnification and $63,000 for taxes payable. Disbursements, to the seller or third parties, from the escrow for taxes payable, the escrow for the earn-out calculation and the escrow for the purchase price adjustment have been recorded as adjustments to goodwill and additional paid-in capital. In conjunction with the Acquisition and consistent with the remaining balance of the general indemnification escrow, as of April 16, 2006, a contingent liability of $5,000,000 is recorded in Accrued expenses on the Consolidated Balance Sheets. A current tax liability of approximately $63,000 is recorded in Accrued income taxes on the Consolidated Balance Sheets.
(7) Commitments and Contingencies
The Company is a party to various legal proceedings in the ordinary course of business. Management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.
The Company entered into a management agreement with CHP IV and Castle Harlan, Inc. that requires payment of an annual management fee of $1,777,000 or 3% of the equity contribution of CHP IV and its affiliates.
On June 9, 2000, the Company entered into an agreement to guarantee 50% of borrowings up to a total guarantee of $1,500,000 for use by one franchisee to remodel and upgrade existing restaurants. Immediately prior to the Acquisition date, there was $3,000,000 in borrowings outstanding under this agreement of which the Company guaranteed $1,500,000. In conjunction with the Acquisition, Donald N. Smith assumed all liability and responsibilities related to this guarantee. Under the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, this guarantee was determined by the Company not to be a variable interest in the franchisee.
(8) Gain on Disposition of Assets and Lease Termination
During the sixteen-week period ended April 16, 2006, the Company recorded a net gain of approximately $47,000 primarily related to the sale of one property.
TRC Realty leases an aircraft for use by TRC. In accordance with the terms of the lease, TRC Realty is required to pay a termination value to the lessor upon termination of the lease. During the quarter ended April 16, 2006, TRC Realty terminated its lease for the corporate aircraft. As a result, the Company recorded a net loss of $366,000 for the expenses related to the termination of the corporate aircraft lease.

During the sixteen-week period ended April 17, 2005, the Company sold one Company-operated restaurant to one franchisee and recorded a net gain on the sale of approximately $126,000. Related to the sale, the Company received a cash payment of $30,000 and a note from the franchisee of $120,000 of which $87,000 is outstanding at April 16, 2006.
(9) Supplemental Cash Flow Information
The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the sixteen weeks ended April 16, 2006 and April 17, 2005, consists of the following (in thousands):

	Successor	Predecessor
	Sixteen Weeks	Sixteen Weeks
	Ended	Ended
	April 16, 2006	April 17, 2005
(Increase) Decrease in:
Receivables	$702	$(421)
Inventories	(904)	(610)
Prepaid expenses and other current assets	(1,311)	(1,238)
Other assets	386	(321)

Increase (Decrease) in:
Accounts payable	(1,541)	(1,103)
Accrued expenses	(1,279)	5,828
Other liabilities	1,166	(384)

	$(2,781)	$1,751

(10) Segment Reporting
The following presents revenue and other financial information by business segment for the sixteen weeks ended April 16, 2006 and April 17, 2005 (in thousands):

	Restaurants	Franchise	Manufacturing	Other	Totals
Successor
Sixteen weeks ended April 16, 2006:
Revenue from external customers	$90,726	$6,649	$14,236	$—	$111,611
Intersegment revenue	—	—	2,244	—	2,244
Segment profit (loss)	7,445	6,032	1,950	(15,733)	(306)

Predecessor
Sixteen weeks ended April 17, 2005:
Revenue from external customers	$88,017	$6,517	$14,444	$—	$108,978
Intersegment revenue	—	—	2,626	—	2,626
Segment profit (loss)	9,476	5,704	2,095	(14,418)	2,857
A reconciliation of the segment loss under the “Other” column is as follows (in thousands):

	Successor	Predecessor
	Sixteen Weeks	Sixteen Weeks
	Ended	Ended
	April 16, 2006	April 17, 2005
General and administrative expenses	$9,052	$8,145
Depreciation and amortization expenses	874	684
Interest expense, net	6,187	4,719
Gain on disposition of assets	(47)	(126)
Lease termination	366	—
(Benefit from) provision for income taxes	(662)	1,003
Other	(37)	(7)

	$15,733	$14,418

(11) Revolving Credit Agreement
On September 21, 2005, the Company terminated its then existing revolving credit facility and entered into an agreement for a new secured $25,000,000 revolving credit facility with a sub-limit for up to $10,000,000 of letters of credit (the “Credit Facility”). All amounts under the Credit Facility bear interest at floating rates based on the agent’s base rate or Eurodollar rates as defined in the agreement. The interest rate on Credit Facility borrowings at April 16, 2006 was 9.75%. All indebtedness under the Credit Facility is collateralized by a first priority lien on substantially all of the assets of the Company. As of April 16, 2006, there were no borrowings outstanding and approximately $5,536,000 of letters of credit outstanding under the Credit Facility. The letters of credit are primarily utilized in conjunction with the Company’s workers’ compensation programs.
(12) Sale-Leaseback Transaction
On June 29, 2005, the Company sold 67 of its restaurant properties to a subsidiary of Trustreet Properties, Inc. (“Trustreet”) and simultaneously entered into a lease with Trustreet for each property for an initial term of 20 years and option terms for up to an additional 20 years (the “Sale-Leaseback Transaction”). In conjunction with this transaction, the Company received net proceeds of $137,212,000. The total net book value of the assets sold was $62,042,000. One restaurant property was sold at a loss of $100,000. The remaining properties were sold for a gain of $75,270,000, which was deferred and amortized to income until the Acquisition date. The balance of the deferred gain as of the Acquisition date was eliminated in connection with recording purchase accounting adjustments described in Note 6, “Acquisition.” At April 16, 2006, a current tax liability of approximately $63,000, which represents estimated capital gains tax related to the Sale-Leaseback Transaction, is recorded in Accrued income taxes on the Consolidated Balance Sheet.
(13) Senior Notes
In conjunction with the Acquisition, the Company issued $190,000,000 of unsecured 10% Senior Notes due October 1, 2013 (the “10% Senior Notes”). The 10% Senior Notes were issued at a discount of $2,570,700, which is accreted using the interest method over the term of the 10% Senior Notes. Interest is payable semi-annually on April 1 and October 1 of each year. All consolidated subsidiaries of TRC are 100% owned and provide a joint and several, full and unconditional guarantee of the securities. There are no significant restrictions on our ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or a loan. Additionally, there are no significant restrictions on a guarantor subsidiary’s ability to obtain funds from the parent company or its direct or indirect subsidiaries. In connection with the 10% Senior Notes and the Credit Facility, the Company has capitalized certain financing costs in Other Assets in the Consolidated Balance Sheets. The deferred financing costs of $8,497,000 and $1,047,000 for the 10% Senior Notes and the Credit Facility, respectively, will be amortized over the term of the respective debt indenture.
(14) Income tax
The effective tax benefit rate for the sixteen weeks ended April 16, 2006 was 68.4% as compared to an effective tax provision rate of 26.0% for the sixteen-week period ended April 17, 2005. The change in the effective rate is primarily due to the taxable losses incurred in executing the sale of RHC to TRC Holding Corp., partially offset by the taxable gains recognized in conjunction with the Sale-Leaseback Transaction.
(15) Recent Accounting Pronouncement
In February 2006, FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which improves financial reporting by eliminating the exemption from applying SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement simplifies the accounting for certain hybrid financial instruments and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. This Statement shall be effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of a fiscal year that begins after September 15, 2006. The Company does not believe that implementation of this statement will have a material effect on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123, Share Based Payments (revised 2004) (“SFAS No. 123”). This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. However, this statement provides certain exceptions to that measurement method if it is not possible to reasonably estimate the fair value of an award at the grant date. The statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from nonemployees in share-based payment transactions. This statement became effective for the Company with the beginning of its 2006 fiscal year. The implementation of the statement had no effect on the Company’s financial position, results of operations or cash flows as it has no stock-based compensation.

(16) Condensed Consolidated Financial Information
On September 21, 2005, the Company issued $190,000,000 principal amount of its 10% Senior Notes. All existing consolidated subsidiaries of the Company’s are 100% owned and provide a joint and several, full and unconditional guarantee of the securities. There are no significant restrictions on our ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or loan. Additionally, there are no significant restrictions on the guarantor subsidiary’s ability to obtain funds from the Company or its direct subsidiaries.
The following condensed consolidated balance sheets, statements of operations and statements of cash flows are provided for the parent company and all guarantor subsidiaries. The information has been presented as if the parent company accounted for its ownership of the guarantor subsidiaries using the equity method of accounting.
Consolidating Statement of Operations for the sixteen weeks ended April 16, 2006 (Successor):

			Other		Consolidated
	TRC	TRCM	Guarantors	Eliminations	TRC
	(in thousands)
Revenue
Food sales	$80,466	$24,496			$104,962
Franchise and other revenue	4,109	4,637	15	(2,112)	6,649

Total Revenues	84,575	29,133	15	(2,112)	111,611

Costs and Expenses
Cost of Sales (excluding depreciation shown below):
Food cost	24,396	5,763			30,159
Labor and benefits	26,442	8,908			35,350
Operating expenses	19,775	7,365	15	(1,097)	26,058
General and administrative	10,468	1,019		(1,015)	10,472
Depreciation and amortization	2,414	1,675			4,089
Interest, net	6,369	(182)			6,187
Gain on disposition of assets	(47)	—			(47)
Lease termination	366	—			366
Other, net	(55)	—			(55)

Total Costs and Expenses	90,128	24,548	15	(2,112)	112,579

(Loss) income before income taxes	(5,553)	4,585	—	—	(968)
Benefit from (provision for) income taxes	2,367	(1,705)			662
Equity in earnings (loss) of subsidiaries	2,880	—		(2,880)	—

NET (LOSS) INCOME	$(306)	$2,880	$—	$(2,880)	$(306)

Consolidating Statement of Operations for the sixteen weeks ended April 17, 2005 (Predecessor):

			Other		Consolidated
	TRC	TRCM	Guarantors	Eliminations	TRC
	(in thousands)
Revenue
Food sales	$79,503	$22,958	$—	$—	$102,461
Franchise and other revenue	3,936	4,478	64	(1,961)	6,517

Total Revenues	83,439	27,436	64	(1,961)	108,978

Costs and Expenses
Cost of Sales (excluding depreciation shown below):
Food cost	24,887	5,788	—	—	30,675
Labor and benefits	26,159	8,491	—	—	34,650
Operating expenses	14,288	7,062	59	(928)	20,481
General and administrative	9,559	1,069	—	(1,033)	9,595
Depreciation and amortization	4,492	697	5	—	5,194
Interest, net	4,830	(111)	—	—	4,719
Gain on disposition of assets	(126)	—	—	—	(126)
Other, net	(70)	—	—	—	(70)

Total Costs and Expenses	84,019	22,996	64	(1,961)	105,118

(Loss) income before income taxes	(580)	4,440	—	—	3,860
Benefit from (provision for) income taxes	531	(1,534)	—	—	(1,003)
Equity in earnings (loss) of subsidiaries	2,906	—	—	(2,906)	—

NET (LOSS) INCOME	$2,857	$2,906	$—	$(2,906)	$2,857

Consolidating Balance Sheet as of April 16, 2006 (Successor):

			Other		Consolidated
	TRC	TRCM	Guarantors	Eliminations	TRC
			(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$4,738	$199	—	—	$4,937
Restricted cash	1,710	7,133	—	—	8,843
Trade receivables, less allowance for doubtful accounts	9,595	4	—	—	9,599
Inventories, net	7,403	472	—	—	7,875
Prepaid expenses and other current assets	4,138	361	—	—	4,499
Escrow deposits	5,063	—	—	—	5,063
Deferred income taxes	2,845	—	—	—	2,845

Total current assets	35,492	8,169	—	—	43,661

PROPERTY AND EQUIPMENT, net	33,305	7,147	—	—	40,452
GOODWILL	169,326	—	—	—	169,326
INTANGIBLE ASSETS, net	47,185	—	—	—	47,185
INVESTMENTS IN SUBSIDIARIES	55,595	—	—	(55,595)	—
DUE FROM TRC	—	50,049	—	(50,049)	—
OTHER ASSETS	9,296	—	(10)	—	9,286

	$350,199	$65,365	$(10)	$(105,644)	$309,910

LIABILITIES AND STOCKHOLDER’S INVESTMENT
CURRENT LIABILITIES:
Current maturities of capital lease obligations	$242	—	—	—	$242
Accounts payable	5,661	2,272	—	—	7,933
Franchisee advertising contributions	5,485	—	—	—	5,485
Accrued expenses	25,453	7,488	—	—	32,941
Accrued income taxes	88	—	—	—	88

Total current liabilities	36,929	9,760	—	—	46,689

CAPITAL LEASE OBLIGATIONS, LESS CURRENT MATURITIES	210	—	—	—	210
LONG-TERM DEBT	187,602	—	—	—	187,602
DEFERRED TAX LIABILITY	12,573	—	—	—	12,573
OTHER LIABILITIES	3,676	—	—	—	3,676
DUE TO TRCM/TRC Realty	50,049	—	—	(50,049)	—

STOCKHOLDER’S INVESTMENT:
Common stock	1	1	—	(1)	1
Additional paid-in capital	59,923	50,132	—	(50,132)	59,923
Other comprehensive income	20	—	—	—	20
Retained earnings (deficit)	(784)	5,472	(10)	(5,462)	(784)

Total stockholder’s investment	59,160	55,605	(10)	(55,595)	59,160

	$350,199	$65,365	$(10)	$(105,644)	$309,910

Consolidating Balance Sheet as of December 25, 2005 (Successor):

			Other		Consolidated
	TRC	TRCM	Guarantors	Eliminations	TRC
			(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$2,930	$1,567	$(23)	—	$4,474
Restricted cash	3,496	4,729	—	—	8,225
Trade receivables, less allowance for doubtful accounts	10,551	3	—	—	10,554
Inventories, net	6,415	556	—	—	6,971
Prepaid expenses and other current assets	2,927	261	—	—	3,188
Escrow deposits	18,162	—	—	—	18,162
Deferred income taxes	2,845	—	—	—	2,845

Total current assets	47,326	7,116	(23)	—	54,419

PROPERTY AND EQUIPMENT, net	34,826	7,607	—	—	42,433
GOODWILL	154,049	—	—	—	154,049
INTANGIBLE ASSETS, net	47,779	—	—	—	47,779
INVESTMENTS IN SUBSIDIARIES	52,714	—	—	(52,714)	—
DUE FROM TRC	—	45,584	38	(45,622)	—
OTHER ASSETS	9,730	—	8	—	9,738

	$346,424	$60,307	$23	$(98,336)	$308,418

LIABILITIES AND STOCKHOLDER’S INVESTMENT
CURRENT LIABILITIES:
Current maturities of capital lease obligations	$277	—	—	—	$277
Accounts payable	7,939	1,527	8	—	9,474
Franchisee advertising contributions	4,752	—	—	—	4,752
Accrued expenses	33,522	6,056	25	—	39,603

Total current liabilities	46,490	7,583	33	—	54,106

CAPITAL LEASE OBLIGATIONS, LESS CURRENT MATURITIES	260	—	—	—	260
LONG-TERM DEBT	187,503	—	—	—	187,503
DEFERRED TAX LIABILITY	12,573	—	—	—	12,573
OTHER LIABILITIES	3,331	—	—	—	3,331
DUE TO TRCM/TRC Realty	45,622	—	—	(45,622)	—

STOCKHOLDER’S INVESTMENT:
Common stock	1	1	—	(1)	1
Additional paid-in capital	51,108	50,132	—	(50,132)	51,108
Other comprehensive income	14	—	—	—	14
Retained earnings (deficit)	(478)	2,591	(10)	(2,581)	(478)

Total stockholder’s investment	50,645	52,724	(10)	(52,714)	50,645

	$346,424	$60,307	$23	$(98,336)	$308,418

Consolidating Statement of Cash Flows for the sixteen weeks ended April 16, 2006 (Successor):

			Other		Consolidated
	TRC	TRCM	Guarantors	Eliminations	TRC
			(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(306)	$2,880	—	$(2,880)	$(306)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiary	(2,880)	—	—	2,880	—
Depreciation and amortization	2,414	1,675	—	—	4,089
Amortization of discount	99	—	—	—	99
Other non-cash income and expense items, net	107	—	—	—	107
Payments on notes receivable of franchise fees	216	—	—	—	216
Gain on disposition of assets	(47)	—	—	—	(47)
Net changes in other operating assets and liabilities	(2,560)	(244)	23	—	(2,781)

Total adjustments	(2,651)	1,431	23	2,880	1,683

Net cash (used in) provided by operating activities	(2,957)	4,311	23	—	1,377

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(1,355)	(1,215)	—	—	(2,570)
Acquisition of business, escrow settlement	(8,178)	—	—	—	(8,178)
Proceeds from sale of property and equipment	1,103	—	—	—	1,103
Intercompany activities	4,464	(4,464)	—	—	—

Net cash used in investing activities	(3,966)	(5,679)	—	—	(9,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(85)	—	—	—	(85)
Capital contribution from parent	8,816	—	—	—	8,816

Net cash provided by financing activities	8,731	—	—	—	8,731

Net increase (decrease) in cash and cash equivalents	1,808	(1,368)	23	—	463
CASH AND CASH EQUIVALENTS:
Balance, beginning of year	2,930	1,567	(23)	—	4,474

Balance, end of year	$4,738	$199	—	—	$4,937

Consolidating Statement of Cash Flows for the sixteen weeks ended April 17, 2005 (Predecessor):

			Other		Consolidated
	TRC	TRCM	Guarantors	Eliminations	TRC
			(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,857	$2,906	—	$(2,906)	$2,857
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiary	(2,906)	—	—	2,906	—
Depreciation and amortization	4,492	697	5	—	5,194
Other non-cash income and expense items, net	185	—	—	—	185
Payments on notes receivable of franchise fees	104	—	—	—	104
Gain on disposition of assets	(126)	—	—	—	(126)
Net changes in other operating assets and liabilities	3,292	(1,540)	(1)	—	1,751

Total adjustments	5,041	(843)	4	2,906	7,108

Net cash provided by operating activities	7,898	2,063	4	—	9,965

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(2,214)	(17)	—	—	(2,231)
Proceeds from sale of property and equipment	30	—	—	—	30
Intercompany activities	(11,840)	11,840	—	—	—

Net cash (used in) provided by investing activities	(14,024)	11,823	—	—	(2,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(102)	—	—	—	(102)
Dividend to TRC	16,000	(16,000)	—	—	—

Net cash provided by (used in) financing activities	15,898	(16,000)	—	—	(102)

Net increase (decrease) in cash and cash equivalents	9,772	(2,114)	4	—	7,662

CASH AND CASH EQUIVALENTS:
Balance, beginning of year	15,791	2,201	(4)	—	17,988

Balance, end of year	$25,563	$87	—	—	$25,650

(17) Subsequent Events
On May 3, 2006, the Company announced that it had completed the acquisition of Wilshire Restaurant Group, Inc. (“WRG”), the owner of the Marie Callender’s Restaurant and Bakery restaurant chain pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, WRG became a direct wholly-owned subsidiary of the Company. The consideration under the Stock Purchase Agreement for the outstanding stock, options and warrants of WRG was paid in the form of membership interests in TRC Holding LLC, the Company’s indirect parent. Both the Company and WRG are portfolio companies, under common control, of Castle Harlan, Inc., the New York-based private equity investment firm.
In connection with this acquisition, the Company repaid outstanding indebtedness of WRG in the amount of approximately $101.0 million and assumed capital lease obligations of WRG in the amount of approximately $7.0 million. The Company obtained funds for the repayment of WRG’s outstanding indebtedness from a $140.0 million amended and restated Credit Facility, described below. In connection with the acquisition on May 3, 2006 and to amend and restate the Credit Facility previously entered into, the Company entered into a new credit agreement with The Restaurant Holding Corporation, the direct parent of the Company (“TRHC”), as a guarantor, Wachovia Bank, National Association, as administrative agent, swingline lender and issuing lender, Wachovia Capital Markets, LLC as sole lead arranger and sole book manager, BNP Paribas as syndication agent, Wells Fargo, Foothill, Inc. as documentation agent, and each other lender from time to time party thereto (the “Credit Agreement”). The Credit Agreement amends and restates the Company’s existing credit facility with, among others, Wachovia Bank, National Association. Pursuant to the Credit Agreement, the lenders made available (1) a five-year revolving credit facility of up to $40.0 million, including a sub-facility for letters of credit in an amount not to exceed $25.0 million and a sub-facility for swing-line loans in an amount not to exceed $5.0 million and (2) a seven-year term loan credit facility not to exceed $100.0 million. The Company’s obligations under the Credit Agreement are guaranteed by TRHC and each of the Company’s wholly owned subsidiaries. The obligations under the credit facilities will be collateralized by substantially all of the assets of the Company and its wholly owned subsidiaries. Certain future subsidiaries of the Company will be required to guarantee the obligations of the Company and grant a lien on substantially all of their assets. A draw under the Credit Agreement was made on May 3, 2006 in the amount of $103.8 million, which was used to repay existing indebtedness of WRG and its subsidiaries and to pay certain fees and expenses in connection with the consummation of this acquisition as described above and the amendment and restatement of the Credit Agreement.
The risk factors associated with this tranction are incorporated by reference to the information under the caption “Risk Factors” in Item 1a of the Company’s Form 10-K for the fiscal year ended December 25, 2005 and under the captions “Risk Factors — Risks Related to the New Notes and Our Indebtedness” and “Risk Factors — Risks Relating to our Business” in the Company’s S-4 filed on January 12, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED APRIL 16, 2006
The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, reference to the interim condensed consolidated financial statements and accompanying notes of the Company included elsewhere in this Form 10-Q. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below.
OVERVIEW:
Our Company
We believe that we are a leading operator and franchisor of full-service family dining restaurants located primarily in the Midwest, Florida and Pennsylvania. As of April 16, 2006, we operated 151 full-service restaurants, and franchised 328 full-service restaurants to 111 franchisees in 33 states and in 5 Canadian provinces. In addition, we operate a bakery goods manufacturing division, Foxtail, which manufactures pies, pancake mixes, cookie doughs, muffin batters and other bakery products for both our in-store bakeries and third-party customers. For the 13 periods ended April 16, 2006, over 92% of our restaurants produced positive store-level cash flow and our restaurants footprint extends over 13 states, with a significant number of restaurants in Minnesota and Florida. Our existing restaurants generated average annual revenues of $1,875,000 over the 13 periods ended April 16, 2006, which we believe is among the highest unit averages in the family dining industry.
Founded in 1958, Perkins has continued to adapt its menu, product offerings and building décor to meet changing consumer preference. The Perkins concept is designed to serve a variety of demographically and geographically diverse customers for a wide range of dining occasions, that are appropriate for the entire family. As of April 16, 2006, we offered a full menu of over 90 assorted breakfast, lunch, dinner, snack, and dessert items ranging in price from $2.99 to $12.59 with an average guest check of $7.76 for our restaurants. Perkins signature menu items include our omelettes, secret recipe real buttermilk pancakes, Mammoth Muffins, Tremendous Twelve platter, salads, melt sandwiches and Butterball turkey entrees. Breakfast items, which are available throughout the day, account for approximately half of the entrees sold in our restaurants.
The Acquisition
On September 21, 2005, TRC Holding Corp., an affiliate of CHP IV, purchased all of the outstanding capital stock of RHC for a purchase price of $245,000,000 (excluding fees and expenses), subject to a working capital adjustment and certain other adjustments (the “Acquisition”). The purchase price included a potential earnout payment of up to $5,000,000. Approximately 90% of the equity interests of TRC Holding Corp. is owned by CHP IV and its affiliates, and Donald N. Smith, our former Chairman and Chief Executive Officer, owns the remaining equity interests of TRC Holding Corp. through his participation in the rollover in which he exchanged a portion of his equity interests in RHC for $6,500,000 of equity in TRC Holding Corp. in lieu of cash consideration in the Acquisition. For more information about the Acquisition, see Note 6, “Acquisition,” in the accompanying consolidated financial statements.

Subsequent Events
On May 3, 2006, the Company announced that it had completed the acquisition of Wilshire Restaurant Group, Inc. (“WRG”), the owner of the Marie Callender’s Restaurant and Bakery restaurant chain pursuant to a Stock Purchase Agreement. Pursuant to the Stock Purchase Agreement, WRG became a direct wholly-owned subsidiary of the Company. The consideration under the Stock Purchase Agreement for the outstanding stock, options and warrants of WRG was paid in the form of membership interests in TRC Holding LLC, the Company’s indirect parent. Both the Company and WRG are portfolio companies, under common control, of Castle Harlan, Inc., the New York-based private equity investment firm.
In connection with this acquisition, the Company repaid outstanding indebtedness of WRG in the amount of approximately $101.0 million and assumed capital lease obligations of WRG in the amount of approximately $7.0 million. The Company obtained funds for the repayment of WRG’s outstanding indebtedness from a $140.0 million amended and restated Credit Facility, described below. In connection with the acquisition on May 3, 2006 and to amend and restate the Credit Facility previously entered into, the Company entered into a new credit agreement with The Restaurant Holding Corporation, the direct parent of the Company (“TRHC”), as a guarantor, Wachovia Bank, National Association, as administrative agent, swingline lender and issuing lender, Wachovia Capital Markets, LLC as sole lead arranger and sole book manager, BNP Paribas as syndication agent, Wells Fargo, Foothill, Inc. as documentation agent, and each other lender from time to time party thereto (the “Credit Agreement”). The Credit Agreement amends and restates the Company’s existing credit facility with, among others, Wachovia Bank, National Association. Pursuant to the Credit Agreement, the lenders made available (1) a five-year revolving credit facility of up to $40.0 million, including a sub-facility for letters of credit in an amount not to exceed $25.0 million and a sub-facility for swing-line loans in an amount not to exceed $5.0 million and (2) a seven-year term loan credit facility not to exceed $100.0 million. The Company’s obligations under the Credit Agreement are guaranteed by TRHC and each of the Company’s wholly owned subsidiaries. The obligations under the credit facilities will be collateralized by substantially all of the assets of the Company and its wholly owned subsidiaries. Certain future subsidiaries of the Company will be required to guarantee the obligations of the Company and grant a lien on substantially all of their assets. A draw under the Credit Agreement was made on May 3, 2006 in the amount of $103.8 million, which was used to repay existing indebtedness of WRG and its subsidiaries and to pay certain fees and expenses in connection with the consummation of this acquisition as described above and the amendment and restatement of the Credit Agreement.
The risk factors associated with this tranction are incorporated by reference to the information under the caption “Risk Factors” in Item 1a of the Company’s Form 10-K for the fiscal year ended December 25, 2005 and under the captions “Risk Factors — Risks Related to the New Notes and Our Indebtedness” and “Risk Factors — Risks Relating to Our Business” in the Company’s S-4 filed on January 12, 2006.
KEY FACTORS AFFECTING OUR RESULTS:
The key factors that affect our operating results are our comparable restaurant sales, which are driven by our comparable customer counts and check average and our ability to manage operating expenses such as food cost, labor and benefits and other costs. Comparable restaurant sales is a measure of the percentage increase or decrease of the sales of restaurants open at least one full fiscal year. We do not use new restaurants in our calculation of same restaurant sales until they are open for at least one full fiscal year in order to allow a new restaurant’s operations and sales time to stabilize and provide more meaningful results. Our restaurant count has remained relatively stable over the last three years.
Like much of the restaurant industry, we view comparable restaurant sales as a key performance metric, at the individual restaurant level, within regions and throughout our Company. With our information systems, we monitor same restaurant sales on a daily, weekly and monthly period basis on a restaurant-by-restaurant basis. The primary drivers of same restaurant sales performance are changes in the average guest check and changes in the number of customers, or customer count. Average guest check is primarily affected by menu price increases and changes in the purchasing habits of our customers. We also monitor entree count, exclusive of take-out business, which we believe is indicative of overall customer traffic patterns. To increase average restaurant sales, we focus marketing and promotional efforts on increasing customer visits and sales of particular products. Same restaurant sales performance is also affected by other factors, such as food quality, the level and consistency of service within our restaurants and franchised restaurants, the attractiveness and physical condition of our restaurants and franchised restaurants, as well as local and national economic factors. For the sixteen-week period ended April 16, 2006, we have attained comparable annual sales growth of 4.1%.
SALE-LEASEBACK TRANSACTION AND BOND REDEMPTION:
On June 29, 2005, we sold 67 of our restaurant properties to a subsidiary of Trustreet and simultaneously entered into a lease with Trustreet for each property for an initial term of 20 years and option terms for up to an additional 20 years. In conjunction with this transaction, we received net proceeds of $137,212,000. The total net book value of the assets sold was $62,042,000. One restaurant property was sold at a loss of $100,000. The remaining properties were sold for a gain of $75,270,000, which was deferred and amortized to income until the Acquisition date. The balance of the deferred gain as of the Acquisition date was eliminated in connection with recording purchase accounting adjustments described in the Acquisition note. At April 16, 2006, a current tax liability of approximately $63,000 was recorded in Accrued income taxes on the Consolidated Balance Sheets.

SUMMARY OF CRITICAL ACCOUNTING POLICIES:
Refer to the consolidated financial statements in the Company’s Form 10-K for the fiscal year ended December 25, 2005 for a more complete presentation.
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
Revenue Recognition
Revenue at our restaurants is recognized as customers pay for products at the time of sale. The earnings reporting process is covered by our system of internal controls and generally does not require significant management judgments and estimates. However, estimates are inherent in the calculation of franchisee royalty revenue. We calculate an estimate of royalty income each period and adjust royalty income when actual amounts are reported by franchisees. Historically, these adjustments have not been material.
Concentration of Credit Risk
Financial instruments, which potentially expose us to concentrations of credit risk, consist principally of franchisee and Foxtail accounts receivable. We perform ongoing credit evaluations of our franchisee and Foxtail customers and generally require no collateral to secure accounts receivable. The credit review is based on both financial and non-financial factors. Based on this review, we provide for estimated losses for accounts receivable that are not likely to be collected. Although we maintain good relationships with our franchisees, if average sales or the financial health of significant franchisees were to deteriorate, we may have to increase our reserves against collection of franchise revenues.
Insurance Reserves
We are self-insured up to certain limits for costs associated with workers’ compensation claims, property claims and benefits paid under employee health care programs. At April 16, 2006 and December 25, 2005, we had total self-insurance accruals reflected in our balance sheet of approximately $5,377,000 and $4,793,000, respectively. The measurement of these costs required the consideration of historical loss experience and judgments about the present and expected levels of cost per claim. We account for the workers’ compensation costs primarily through actuarial methods, which develop estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet date. We account for benefits paid under employee health care programs using historical lag information as the basis for estimating expenses incurred as of the balance sheet date. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. However, the use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved and the length of time until the ultimate cost is known. We believe that our recorded obligations for these expenses are consistently measured on an appropriate basis. Nevertheless, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities.

Long-Lived Assets
The restaurant industry is capital intensive. We capitalize only those costs that meet the definition of capital assets under generally accepted accounting principles. Accordingly, repairs and maintenance costs that do not extend the useful life of the asset are expensed as incurred.
The depreciation of our capital assets over their estimated useful lives (or in the case of leasehold improvements, the lesser of their estimated useful lives or lease term), and the determination of any salvage values, requires management to make judgments about future events. Because we utilize many of our capital assets over relatively long periods, we periodically evaluate whether adjustments to our estimated lives or salvage values are necessary. The accuracy of these estimates affects the amount of depreciation expense recognized in a period and, ultimately, the gain or loss on the disposal of the asset. Historically, gains and losses on the disposition of assets have not been significant. However, such amounts may differ materially in the future based on restaurant performance, technological obsolescence, regulatory requirements and other factors beyond our control.
Due to the fact that we have invested a significant amount in the construction or acquisition of new restaurants, we have risks that these assets will not provide an acceptable return on our investment and an impairment of these assets may occur. The accounting test for whether an asset held for use is impaired involves first comparing the carrying value of the asset with its estimated future undiscounted cash flows. If these cash flows do not exceed the carrying value, the asset must be adjusted to its current fair value. We periodically perform this test on each of our restaurants to evaluate whether impairment exists. Factors influencing our judgment include the age of the restaurant (new restaurants have significant start up costs, which impede a reliable measure of cash flow), estimation of future restaurant performance and estimation of restaurant fair value. Due to the fact that we can specifically evaluate impairment on a restaurant-by-restaurant basis, we have historically been able to identify impaired restaurants and record the appropriate adjustment.
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
As of April 16, 2006, we had approximately $221,000,000 of goodwill and intangible assets on our balance sheet resulting from the Acquisition. New accounting standards adopted in fiscal 2002 require that we review these intangible assets for impairment on an annual basis and cease all goodwill amortization. The adoption of these new rules did not result in an impairment of our recorded intangible assets. The annual evaluation of intangible asset impairment, performed in the period following our year end, requires the use of estimates about the future cash flows of each of our reporting units to determine their estimated fair values. Changes in forecasted operations and changes in discount rates can materially affect these estimates. However, once an impairment of intangible assets has been recorded, it cannot be reversed.
Deferred Income Taxes
We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences in operating loss and tax credit carryforwards. We record a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. In evaluating the need for a valuation allowance, we must make judgments and estimates on future taxable income, feasible tax planning strategies and existing facts and circumstances. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and income statement reflect the change in the period such determination is made. We believe that the valuation allowance recorded is adequate for the circumstances. However, changes in facts and circumstances that affect our judgments or estimates in determining the proper deferred tax assets or liabilities could materially affect the recorded amounts.
RESULTS OF OPERATIONS:
Overview
Our revenues are derived primarily from the operation of restaurants, the sale of bakery products produced by Foxtail and franchise royalties. In order to ensure consistency and availability of Perkins’ proprietary products to each unit in the system, Foxtail offers cookie doughs, muffin batters, pancake mixes, pies and other food products to Company-operated and franchised restaurants through food service distributors. Sales to Company-operated restaurants are eliminated in the accompanying statements of operations. For the sixteen weeks ended April 16, 2006, revenues from Company-operated restaurants, Foxtail, and franchise and other accounted for 81.3%, 12.8% and 5.9% of total revenue, respectively.
The following table sets forth the revenues, costs and expenses as a percentage of total revenues for the periods indicated for revenue and expense items included in the consolidated statement of operations.

	Successor	Predecessor
	Sixteen Weeks	Sixteen Weeks
	Ended	Ended
	April 16, 2006	April 17, 2005
Revenues:
Food sales	94.0%	94.0%
Franchise and other revenue	6.0	6.0

Total Revenues	100.0	100.0

Costs and Expenses:
Cost of sales (excluding depreciation shown below):
Food cost	27.0	28.1
Labor and benefits	31.7	31.8
Operating expenses	23.3	18.8
General and administrative	9.4	8.8
Depreciation and amortization	3.7	4.8
Interest, net	5.5	4.3
Gain on disposition of assets	—	(0.1)
Lease termination	0.3	—
Other, net	—	—

Total Costs and Expenses	100.9	96.5

(Loss) Income before income taxes	(0.9)	3.5
Benefit from (provision for) income taxes	0.6	(0.9)

Net (Loss) Income	(0.3)%	2.6%

Net loss of the successor for the sixteen-week period ended April 16, 2006 was $306,000 compared to net income of the predecessor of $2,857,000 for the sixteen-week period ended April 17, 2005.

Sixteen Weeks Ended April 16, 2006 Compared to Sixteen Weeks Ended April 17, 2005
Revenues
Total revenues of the successor for the sixteen-week period ended April 16, 2006 increased 2.4% or $2,633,000 over the same period of the predecessor in the prior year. The increase is due to the increase in restaurant sales. Total restaurant sales increased 3.1% or $2,709,000 over the prior year sixteen week period primarily due to an increase in the average guest check.
Revenues from Foxtail in the successor period ended April 16, 2006 decreased approximately 1.4% or $208,000 from the prior year sixteen-week period of the predecessor and constituted approximately 12.8% of the Company’s total revenues. This decrease in revenue from the prior year is primarily due to the timing of sales to several major customers.
Franchise revenue in the successor period ended April 16, 2006, composed primarily of franchise royalties and initial license fees, increased 2.0% over the same sixteen-week period of the predecessor. Royalty revenue increased 0.1% for the sixteen-week period ending April 16, 2006 due to increased estimated franchise same store comparable sales. The majority of the increase was due to a termination fee of $158,000 charged for the early termination of a franchise agreement. Since April 17, 2005, the Company’s franchisees have opened 8 restaurants and have closed 13 restaurants.
Costs and Expenses
Food cost:
In terms of total revenues, food cost decreased 1.1 percentage points over the prior year sixteen-week period of the predecessor. Restaurant food cost, as a percentage of restaurant sales, decreased 1.2 percentage points for the sixteen-week period primarily due to the impact of increased menu prices. As a percentage of Foxtail sales, Foxtail food cost decreased 1.3 percentage points for the sixteen-week period. The decrease in Foxtail food cost is primarily due to continuing production efficiencies gained with respect to the new pie line opened during the second half of 2004.
Labor and benefits:
Labor and benefits expense, as a percentage of total revenues, decreased 0.1 percentage points from the prior year sixteen-week period. The decrease is primarily due to the favorable impact of increased menu prices partially offset by an increase in the average wage rate driven by minimum wage increases in two key markets. On May 1, 2005, Florida increased its minimum wage rate from $5.15 to $6.15. On August 1, 2005, Minnesota increased its minimum wage rate from $5.15 to $6.15. Foxtail labor costs, as a percentage of Foxtail sales, decreased 0.6% as compared to the prior year sixteen-week period.
Federal and state minimum wage laws impact the wage rates of the Company’s hourly employees. Certain states do not allow tip credits for servers that results in higher payroll costs as well as greater exposure to increases in minimum wage rates. In the past, the Company has been able to offset increases in labor costs through selective menu price increases and improvements in labor productivity. However, there is no assurance that future increases can be mitigated through raising menu prices or productivity improvements.

Operating expenses:
Expressed as a percentage of total revenues, operating expenses increased 4.5 percentage points compared to the prior year sixteen-week period of the predecessor. The increase is primarily due to the Sale-Leaseback Transaction and the related increased rent expense of $4,132,000 and due to an increase in utility costs of $690,000. Franchise operating expenses decreased approximately 0.1 percentage points while Foxtail operating expenses increased approximately 0.2 percentage points primarily due to an approximate $150,000 increase in overhead, excluding utilities.
The following expenses are impacted by the Acquisition and the Sale-Leaseback Transaction and, therefore, may not be comparable for the sixteen-week periods.
General and administrative:
General and administrative expenses, as a percentage of total revenues, increased 0.6 percentage points from the prior year sixteen-week period primarily due to the Castle Harlan management fee expense of $547,000 and expenses of the acquisition.
Depreciation and amortization:
For the sixteen-week period of the successor ended April 16, 2006, depreciation and amortization expense decreased from 4.8 percent of sales to 3.7 percent of sales as compared to the same period of the predecessor in 2005. This decrease is primarily due to the reduction of depreciable assets as a result of the Sale-Leaseback Transaction.
Interest, net:
Interest, net, as a percentage of total revenue, increased 1.2 percentage points from the prior year sixteen week period of the predecessor primarily due to the increase of average debt outstanding for the sixteen weeks ended April 16, 2006.
Gain on Disposition of Assets and Lease Termination:
During the successor’s sixteen-week period ended April 16, 2006, the Company recorded a net gain of approximately $47,000 primarily related to the sale of one property.
TRC Realty leases an aircraft for use by TRC. In accordance with the terms of the lease, TRC Realty is required to pay a termination value to the lessor upon termination of the lease. During the quarter ended April 16, 2006, TRC Realty terminated its lease for the corporate aircraft. As a result, the Company recorded a net loss of $366,000 for the expenses related to the termination of the corporate aircraft lease.
During the sixteen-week period ended April 17, 2005, the Company sold one Company-operated restaurant to a franchisee and recorded a net gain on the sale of approximately $126,000. Related to the sale, the Company received a cash payment of $30,000 and a note from the franchisee of $120,000.
Other, net:
Other income, as a percentage of total revenue, was flat compared to the prior year sixteen-week period.
Provision for Income Taxes:
The effective tax benefit rate for the sixteen weeks ended April 16, 2006 was 68.4% as compared to an effective tax provision rate of 26.0% for the sixteen-week period ended April 17, 2005. The change in the effective rate is primarily due to the taxable losses incurred in executing the sale of RHC to TRC Holding Corp., partially offset by the taxable gains recognized in conjunction with the Sale-Leaseback Transaction. We anticipate an effective tax rate of 40% for fiscal year 2006.

CAPITAL RESOURCES AND LIQUIDITY:
Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. As of April 16, 2006, we had approximately $188,000,000 of debt outstanding from the 10% Senior Notes and no borrowings from our Credit Facility. We expect to be able to meet our liquidity requirements for the next twelve months through cash provided by operations and through borrowings available under our Credit Facility.
Our Credit Facility consists of $25,000,000 revolving credit facility (of which approximately $19,464,000 is available for borrowing after giving effect to approximately $5,536,000 of letters of credit outstanding as of April 16, 2006).
Prior to the Acquisition, the principal uses of cash during the year were capital expenditures and payments under our capital lease obligations. Capital expenditures consisted primarily of equipment purchases for Foxtail, capital improvements and costs related to remodels of existing restaurants. The following table summarizes capital expenditures for the sixteen weeks ended April 16, 2006 and April 17, 2005.

	Successor	Predecessor
	Sixteen	Sixteen
	Weeks Ended	Weeks Ended
	April 16, 2006	April 17, 2005
	(in thousands)
New restaurants	$—	$—
Capital improvements	1,102	1,188
Remodeling and re-imaging	969	20
Manufacturing	168	242
Other	331	781

Total capital expenditures	$2,570	$2,231

Our capital expenditure budget for fiscal 2006 is $12,700,000. The primary source of funding for these expenditures is expected to be cash provided by operations. Capital spending could vary significantly from planned amounts as certain of these expenditures are discretionary in nature.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS:
Cash Contractual Obligations
The following table represents our contractual commitments associated with our debt and other obligations as of April 16, 2006 (in thousands):

	Remainder of
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2006	2007	2008	2009	2010	Thereafter	Total
Contractual Obligations
10% Senior Notes	—	—	—	—	—	$190,000	$190,000
Credit Facility	—	—	—	—	—	—	—
Capital lease obligations	218	166	112	—	—	—	496
Operating leases	15,231	20,335	20,121	19,086	19,208	238,622	332,603
Interest on indebtedness (1)	13,154	19,000	19,000	19,000	19,000	52,250	141,404
Purchase commitments	29,944	11,148	2,431	1,255	133	—	44,911
Management fee	1,230	1,777	1,777	1,777	1,777	2,270	10,608

Total contractual obligations	$59,777	$52,426	$43,441	$41,118	$40,118	$483,142	$720,022

(1) Represents interest expense using the interest rate of 10.0% on the $190.0 million of 10% Senior Notes and assumes no borrowings are drawn under our senior secured credit facility. Excludes fees or any letters of credit that may be issued under our senior secured credit facility.
As of April 16, 2006, we have approximately $5,536,000 of letters of credit outstanding under our Credit Facility. These letters of credit are primarily utilized in conjunction with our workers’ compensation program. Total minimum lease payments under capital leases are $496,000, of which approximately $44,000 represents interest.

Off-Balance Sheet Arrangements
In accordance with the definition under SEC rules, the following qualify as off-balance sheet arrangements:
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
Based on the above, the following represent the off-balance sheet arrangements for our Company that were incurred prior to the Acquisition.
On June 9, 2000, the Company entered into an agreement to guarantee 50% of borrowings up to a total guarantee of $1,500,000 for use by one franchisee to remodel and upgrade existing restaurants. Immediately prior to the Acquisition date, there was $3,000,000 in borrowings outstanding under this agreement of which the Company guaranteed $1,500,000. In conjunction with the Acquisition, Donald N. Smith assumed all liability and responsibilities related to this guarantee. Under the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, this guarantee was determined by the Company not to be a variable interest in the franchisee.
Our predecessors entered into arrangements with several different parties to whom territorial rights were granted in exchange for specified payments to be made by the Company based on a percentage of gross sales from certain restaurants and for new restaurants opened within certain geographic regions. During the sixteen-weeks ended April 16, 2006, we paid an aggregate of approximately $782,000 under such arrangements. Three such arrangements are currently in effect. Of these, one expires in the year 2075, one expires upon the death of the beneficiary and the remaining arrangement remains in effect as long as we operate Perkins Restaurants and Bakeries in certain states.

RECENT ACCOUNTING PRONOUNCEMENTS:
In February 2006, FASB issued SFAS No. 155, which improves financial reporting by eliminating the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement simplifies the accounting for certain hybrid financial instruments and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. This Statement shall be effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of a fiscal year that begins after September 15, 2006. We do not believe that implementation of this statement will have a material effect on our financial position or results of operations.
In December 2004, FASB issued SFAS No. 123. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. However, this statement provides certain exceptions to that measurement method if it is not possible to reasonably estimate the fair value of an award at the grant date. A nonpublic entity also may choose to measure its liabilities under share-based payment arrangements at intrinsic value. The statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from nonemployees in share-based payment transactions. This statement became effective for us with the beginning of the 2006 fiscal year. The implementation of the statement had no effect on our financial position, results of operations or cash flows as we have no stock-based compensation.
IMPACT OF INFLATION:
We do not believe that our operations are affected by inflation to a greater extent than are the operations of others within the restaurant industry. In the past, we have generally been able to offset the effects of inflation through selective menu price increases.
INFORMATION CONCERNING FORWARD LOOKING STATEMENTS:
This quarterly report on Form 10-Q contains “forward-looking statements.” These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will,” or the negative thereof or other variations thereon or comparable terminology.
We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements include, among others, the following:
•	competitive pressures and trends in the restaurant industry;

•	prevailing prices and availability of food, supplies and labor;

•	relationships with franchisees and financial health of franchisees;

•	general economic conditions and demographic patterns;

•	our substantial indebtedness;

•	our ability to integrate acquisitions;

•	our development and expansion plans; and

•	statements covering our business strategy.
Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to changes in interest rates, foreign currency exchange rates and certain commodity prices.
Interest Rate Risk. Our primary market risk is interest rate exposure with respect to our floating rate debt. Our Credit Facility agreement may require us to employ a hedging strategy through derivative financial instruments to reduce the impact of adverse changes in interest rates. We do not plan to hold or issue derivative instruments for trading purposes. In the future, we may enter into other interest rate swaps to manage the risk of our exposure to market rate fluctuations. As of April 16, 2006, our Credit Facility will permit borrowing of up to approximately $19,464,000 (after giving effect to $5,536,000 in letters of credit outstanding as of April 16, 2006). For the twelve months ended April 16, 2006, after giving effect to the Credit Facility, which carries a variable interest rate, a 100 basis point change in interest rate (assuming $25,000,000 was outstanding under this facility) would have impacted us by $250,000.
Foreign Currency Exchange Rate Risk. We conduct foreign operations in Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated and other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of April 16, 2006, to be material.
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
ITEM 4. CONTROLS AND PROCEDURES
As of April 16, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) under the 34 Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of April 16, 2006. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
(a) Exhibits -
31.1	Chief Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Chief Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Chief Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Chief Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RESTAURANT COMPANY

DATE: May 31, 2006	BY:	/s/ James W. Stryker

James W. Stryker
Chief Financial Officer