Form 10-Q
period 2006-07-09
PERKINS & MARIE CALLENDER'S INC
filed 2006-08-25
CIK 1047040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 9, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 333-57925
Perkins & Marie Callender’s Inc.
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
Large accelerated filer ☐           Accelerated filer ☐            Non-accelerated filer ☑
Indicate by ☑ whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of July 9, 2006: 10,820.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PERKINS & MARIE CALLENDER’S INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Successor	Predecessor	Successor	Predecessor
	Second Quarter	Second Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	July 9, 2006	July 10, 2005	July 9, 2006	July 10, 2005
REVENUES:
Food sales	$129,507	$75,461	$290,122	$177,922
Franchise and other revenue	7,403	5,157	16,434	11,674

Total revenues	136,910	80,618	306,556	189,596

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	37,854	21,207	86,209	51,882
Labor and benefits	42,828	25,964	95,630	60,614
Operating expenses	32,868	15,029	74,279	35,510
General and administrative	11,713	8,722	25,282	18,317
Transaction costs	1,736	—	2,290	—
Stock compensation	—	639	—	1,492
Depreciation and amortization	8,223	4,094	14,316	9,288
Interest, net	9,778	3,515	21,525	8,234
(Gain) loss on disposition of assets	(39)	362	(94)	236
Asset write-down	40	248	49	248
Lease termination	—	—	366	—
Gain on extinguishment of debt	(12,581)	—	(12,581)	—
Other, net	599	(29)	544	(99)

Total costs and expenses	133,019	79,751	307,815	185,722

Income (loss) before income taxes and minority interests	3,891	867	(1,259)	3,874
Provision for income taxes	—	(644)	—	(1,486)
Minority interests	(95)	—	(169)	—

NET INCOME (LOSS)	$3,796	$223	$(1,428)	$2,388

The accompanying notes are an integral part of these consolidated statements.

PERKINS & MARIE CALLENDER’S INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	Successor	Successor
	July 9, 2006	December 25, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,955	$3,988
Restricted cash	9,193	8,225
Receivables, less allowances for doubtful accounts	14,983	16,108
Inventories, net	12,286	11,328
Prepaid expenses and other current assets	3,947	4,333
Escrow deposits	5,022	18,162
Deferred income taxes	—	2,845

Total current assets	54,386	64,989

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization	92,808	78,515
INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS	202	311
GOODWILL	145,508	154,049
INTANGIBLE ASSETS, net of accumulated amortization	47,071	48,088
OTHER ASSETS	14,633	14,171

	$354,608	$360,123

The accompanying notes are an integral part of these consolidated balance sheets.

PERKINS & MARIE CALLENDER’S INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par and share amounts)

	Successor	Successor
	July 9, 2006	December 25, 2005
LIABILITIES AND STOCKHOLDER’S INVESTMENT

CURRENT LIABILITIES:
Accounts payable	$19,444	$21,814
Accrued expenses	61,937	64,571
Franchise advertising contributions	5,692	4,752
Current maturities of long-term debt and capital lease obligations	1,868	3,311

Total current liabilities	88,941	94,448

CAPITAL LEASE OBLIGATIONS, less current maturities	6,543	6,939
LONG-TERM DEBT, less current maturities	286,736	293,138
DEFERRED INCOME TAXES	6,608	12,573
DEFERRED RENT	8,759	7,440
OTHER LIABILITIES	4,551	5,238

MINORITY INTEREST IN CONSOLIDATED PARTNERSHIPS	184	177

STOCKHOLDER’S INVESTMENT:
Common stock, $.01 par value, 100,000 shares authorized, 10,820 issued and outstanding	1	1
Additional paid-in capital	136,131	123,907
Notes secured by stock	—	(1,308)
Other comprehensive income	26	14
Accumulated deficit	(183,872)	(182,444)

Total stockholder’s investment	(47,714)	(59,830)

	$354,608	$360,123

The accompanying notes are an integral part of these consolidated balance sheets.

PERKINS & MARIE CALLENDER’S INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Successor	Predecessor	Successor	Predecessor
	Second Quarter	Second Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	July 9, 2006	July 10, 2005	July 9, 2006	July 10, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,796	$223	$(1,428)	$2,388
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,223	4,094	14,316	9,288
Amortization of discount	74	—	173	—
Other non-cash income and expense items	2,952	230	6,412	415
Gain on extinguishment of debt	(12,581)	—	(12,581)	—
(Gain) loss on disposition of assets	(39)	362	(94)	236
Asset write-down	40	248	49	248
Minority interests	95	—	169	—
Equity in net loss of unconsolidated partnerships	65	—	109	—
Net changes in operating assets and liabilities	6,026	(6,022)	(4,970)	(3,650)

Total adjustments	4,855	(1,088)	3,583	6,537

Net cash provided by (used in) operating activities	8,651	(865)	2,155	8,925

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(4,305)	(2,080)	(7,939)	(4,311)
Deposit with trustee	—	(152,693)	—	(152,693)
Proceeds from sale of assets	433	137,198	1,547	137,228

Net cash used in investing activities	(3,872)	(17,575)	(6,392)	(19,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(203)	(76)	(439)	(178)
Payments on long-term debt	(104,761)	—	(105,361)	—
Proceeds from long-term debt	104,281	—	105,341	—
Debt issuance costs	(2,720)	—	(2,720)	—
Distributions to minority partners	(88)	—	(162)	—
Capital contribution from parent	3,730	—	12,545	—

Net cash provided by (used in) financing activities	239	(76)	9,204	(178)

Net increase (decrease) in cash and cash equivalents	5,018	(18,516)	4,967	(11,029)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	3,937	24,215	3,988	16,728

Balance, end of period	$8,955	$5,699	$8,955	$5,699

The accompanying notes are an integral part of these consolidated statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S INVESTMENT
(unaudited)
(in thousands)

				Accumulated
		Additional		Other	Retained
	Common	Paid-in	Note	Comprehensive	Earnings
	Stock	Capital	Receivable	Income	(Deficit)	Total
Successor:
Balance at December 25, 2005	$1	$123,907	$(1,308)	$14	$(182,444)	$(59,830)
Additional paid-in capital	—	12,545	—	—	—	12,545
Net loss	—	—	—	—	(1,428)	(1,428)
Foreign currency translation adjustment	—	—	—	12	—	12

Total comprehensive loss	—	—	—	—	—	(1,416)
Note forgiveness	—	(321)	1,308	—	—	987

Balance at July 9, 2006	$1	$136,131	$—	$26	$(183,872)	$(47,714)

PERKINS & MARIE CALLENDER’S INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Organization
Perkins & Marie Callender’s Inc. (together with its consolidated subsidiaries, the “Company”), formerly The Restaurant Company (“TRC”), is a wholly-owned subsidiary of The Restaurant Holding Corporation (“RHC”). The Company operates restaurants and conducts business primarily under two names, “Perkins Restaurant and Bakery” and “Marie Callender’s Restaurant and Bakery.” The Company is the sole stockholder of TRC Realty LLC (“TRC Realty”), The Restaurant Company of Minnesota (“TRCM”), Perkins Finance Corp. and Wilshire Restaurant Group, LLC (“WRG”).
WRG, a Delaware corporation, owns 100% of the outstanding common stock of Marie Callender Pie Shops, Inc. (“MCPSI”), a California corporation. MCPSI owns and operates restaurants and has granted franchises under the name Marie Callender’s and Marie Callender’s Grill. MCPSI also owns 100% of the outstanding common stock of M.C. Wholesalers, Inc., a California corporation. M.C. Wholesalers, Inc. operates a commissary that produces bakery goods. MCPSI also owns 100% of the outstanding common stock of FIV Corp., a Delaware corporation. FIV Corp. owns and operates one restaurant under the name East Side Mario’s.
On September 21, 2005 (the “Acquisition Date”), TRC Holding Corp., an affiliate of Castle Harlan Partners IV, L.P. (“CHP IV”), purchased all of the outstanding capital stock of RHC for a purchase price of $245,000,000 (excluding fees and expenses), subject to a working capital adjustment and certain other adjustments, including an earnout payment. Since the closing of the acquisition, RHC’s capital stock has been 100% owned by TRC Holding Corp., whose capital stock is 100% owned by TRC Holding LLC. TRC Holding Corp. and TRC Holding LLC were newly formed entities established by CHP IV. Approximately 90% of the equity interests of TRC Holding LLC are owned by CHP IV and its affiliates. In connection with the acquisition, Donald N. Smith, the Company’s former Chairman and Chief Executive Officer, elected to exchange a portion of his equity interests in RHC for $6,500,000 of equity in TRC Holding LLC in lieu of cash consideration in the acquisition. Collectively, the foregoing transactions are referred to as the “Acquisition.” The Acquisition is accounted for using the purchase method of accounting, and is discussed more fully in Note 5, “Acquisition.”
On May 3, 2006, pursuant to a stock purchase agreement (the “Stock Purchase Agreement”), WRG became a direct wholly-owned subsidiary of the Company (the “Merger”). Pursuant to the Stock Purchase Agreement, the Company purchased all of the outstanding stock of WRG, and the shareholders of WRG received membership interests in TRC Holding LLC in exchange for their WRG stock. From September 21, 2005 through May 3, 2006, both the Company and WRG were portfolio companies, under common control of Castle Harlan, Inc. (“CHI”), the New York-based private equity investment firm; therefore, the financial statements of both entities are presented retroactively on a consolidated basis, in a manner similar to a pooling of interest, as of September 21, 2005, the first date at which both companies were under common control. This transaction is described more fully in Note 6, “Merger of Companies Under Common Control.”
(2) Basis of Presentation
The condensed consolidated interim financial statements included in this report are prepared by the Company without audit in accordance with U.S. generally accepted accounting principles. In the opinion of the Company’s management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve royalty revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments and accounting for income taxes.

The results of operations for the interim period ended July 9, 2006 are not necessarily indicative of operating results for the full year. The consolidated interim financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes contained in the 2005 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2006.
Prior to the Merger on May 3, 2006, TRC and WRG were separate entities under the common control of CHI, as defined in Emerging Issues Task Force Issue No. 02-5, Definition of “Common Control” in Relation to FASB Statement No. 141. As a result of the Merger, the financial statements of these entities are presented retroactively on a consolidated basis, in a manner similar to a pooling of interest, as of September 21, 2005, the first date on which both companies were under common control and include the results of operations of each company for all periods presented after such date. The quarter and year-to-date periods ended July 9, 2006 are defined as “Successor,” and the quarter and year-to-date periods ended July 10, 2005 are defined as “Predecessor.”
(3) Accounting Reporting Period
The Company’s fiscal calendar year consists of twelve four-week periods and one five-week period ending on the last Sunday in December. The first quarter each year will include four four-week periods. The second and third quarters include three four-week periods, and the fourth quarter includes two four-week periods and one five-week period. The first and second quarters of 2006 ended April 16 and July 9, respectively. The third and fourth quarters of 2006 will end on October 1 and December 31, respectively.
WRG’s fiscal calendar year consists of twelve periods. Each quarter consists of two four-week periods and one five-week period. The first and second quarters of 2006 ended March 30 and June 29, respectively. The third and fourth quarters of 2006 will end on September 28 and December 31, respectively.
For purposes of this Quarterly Report on Form 10-Q, the term “Second Quarter Ended July 9, 2006” has been defined to represent the Company’s second quarter ended July 9, 2006 and WRG’s second quarter ended June 29, 2006. The term “Year-to-Date Ended July 9, 2006” has been defined to represent the Company’s year-to-date results of operations through July 9, 2006 and WRG’s year-to-date results of operations through June 29, 2006.
Beginning with Fiscal Year 2007, the Company and WRG will operate under the Company’s current reporting calendar, using thirteen four-week periods ending on the last Sunday in December.
(4) Comprehensive Income
Comprehensive income consists of net income or loss plus the change in the foreign currency translation adjustment. Total comprehensive income for the quarter ended July 9, 2006 was $3,802,000 compared to total comprehensive income of $233,000 for the quarter ended July 10, 2005. Total comprehensive loss for the year-to-date period ended July 9, 2006 was $1,416,000 compared to total comprehensive income of $2,388,000 for the year-to-date period ended July 10, 2005.
(5) Acquisition
On September 21, 2005, the Company was acquired by TRC Holding Corp., an affiliate of CHP IV (the “Acquisition”). The Acquisition has been accounted for using the purchase method. The purchase price is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of Acquisition. The Company determines estimated fair values after review and consideration of relevant information, including discounted cash flow analyses, quoted market prices and the Company’s own estimates. The allocation of the purchase price is expected to be completed within one year of the date of the Acquisition. Based upon available information, the Company has preliminarily determined the allocation of the purchase price associated with the Acquisition. Other adjustments may be necessary once the Company receives additional information needed and its assessment is completed. Since December 25, 2005, goodwill has decreased by approximately $9,000,000 primarily related to additional adjustments of the purchase price allocation, including the step-up of fixed assets.
Identifiable intangible assets consist of (i) the estimated present fair value of the future after-tax earnings contribution of the Company’s portfolio of franchise agreements that is being amortized straight-line over the franchise agreements’ remaining lives, which is estimated to be 25 years, and (ii) the estimated present fair value of the customer relationships developed within the Foxtail manufacturing segment that is being amortized straight-line over those relationships’ estimated beneficial lives, which is estimated to be 25 years. The effect of a $1,000,000 increase or decrease to the carrying value of these assets would impact amortization by approximately $40,000 per year.
In escrow deposits on the accompanying Consolidated Balance Sheets, the Company has recorded amounts placed in escrow at the closing of the Acquisition. At the Acquisition Date, these amounts included $5,000,000 for general indemnification, $11,113,000 for taxes payable as a result of the sale-leaseback transaction (the “Sale-Leaseback Transaction”) (see Note 13, “Sale-Leaseback Transaction” for more information), $5,000,000 related to the earnout contained in the Stock Purchase Agreement and $1,000,000 for the purchase price adjustment contained in the Stock Purchase Agreement. The $1,000,000 escrow for the purchase price adjustment was established as the source of funds for any payment to be made by the seller to the purchaser. As of July 9, 2006, the only remaining amount in escrow was $5,000,000 for general indemnification and $22,000 for taxes payable. Disbursements, to the seller or third parties, from the escrow for the earnout calculation and the escrow for the purchase price adjustment have been recorded as adjustments to goodwill and additional paid-in capital. In conjunction with the Acquisition and consistent with the remaining balance of the general indemnification escrow, as of July 9, 2006, a liability of $5,000,000 is recorded in Accrued expenses on the Consolidated Balance Sheets.
(6) Merger of Companies Under Common Control
On May 3, 2006, the Merger with WRG, the owner of the Marie Callender’s Restaurant and Bakery restaurant chain, was completed pursuant to the Stock Purchase Agreement, and WRG became a direct wholly-owned subsidiary of the Company. The consideration under the Stock Purchase Agreement was paid to WRG stockholders in the form of membership interests in TRC Holding LLC, the Company’s indirect parent.
In connection with the Merger, the Company repaid the outstanding indebtedness of WRG in the amount of approximately $101,000,000 and assumed capital lease obligations of WRG in the amount of approximately $7,000,000. The Company obtained funds for the repayment of WRG’s outstanding indebtedness from a $140,000,000 amended and restated credit agreement (the “Credit Agreement”), described in Note 12, “Revolving Credit Agreement.” The Company recognized a gain of $12,581,000 on its extinguishment of certain debt and related accrued interest due to the Company’s successful negotiation of concessions.
Also, at the time of the Merger, certain notes secured by outstanding stock of WRG were forgiven in exchange for a reduction in the total number of TRC Holding LLC shares to be transferred to the noteholders. In conjunction with the forgiveness, previously accrued interest income on the notes of $489,000 was forgiven and expensed, and the difference between the fair value of the original WRG shares and the reduction in TRC Holding LLC shares to be exchanged, $321,000, was also expensed.
The following unaudited pro forma financial information combines the consolidated results of operations as if the Acquisition, the Merger and the Sale-Leaseback Transaction had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributable to the Acquisition, the Merger and the Sale-Leaseback Transaction. The pro forma adjustments reflected include amortization of intangibles, depreciation, interest expense, rent expense and related tax effects.

	Second Quarter	Year-to-Date
	Ended	Ended
(in thousands):	July 10, 2005	July 10, 2005
Net sales	$136,436	$305,345
Loss before income taxes and minority interests	(8,422)	(12,087)
Net loss	(8,481)	(12,265)
The pro forma financial information does not necessarily reflect the operating results that would have occurred had the Acquisition, the Merger and the Sale-Leaseback Transaction been consummated as of the beginning of the periods presented, nor is such information indicative of future operating results.
The risk factors associated with this transaction are incorporated by reference to the information under the caption “Risk Factors” in Item 1a of the Company’s Form 10-K for the fiscal year ended December 25, 2005 and under the captions “Risk Factors—Risks Related to the New Notes and Our Indebtedness” and “Risk Factors—Risks Relating to Our Business” in the Company’s S-4, filed with the SEC on January 12, 2006.

(7) Commitments and Contingencies
The Company is a party to various legal proceedings in the ordinary course of business. Management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.
The Company entered into a management agreement with CHP IV and CHI that requires payment of an annual management fee of $1,777,000 or 3% of the equity contribution of CHP IV and its affiliates.
(8) Gain on Disposition of Assets and Lease Termination
During the second quarter ended July 9, 2006, the Company recorded a net gain of approximately $39,000, primarily related to the sale of one property.
During the first quarter ended April 16, 2006, the Company recorded a net gain of approximately $55,000, primarily related to the sale of one property.
TRC Realty leased an aircraft for use by the Company. In accordance with the terms of the lease, TRC Realty was required to pay a termination value to the lessor upon termination of the lease. During the first quarter ended April 16, 2006, TRC Realty terminated its lease for the corporate aircraft. As a result, the Company recorded a net loss of $366,000 for the expenses related to the termination of the corporate aircraft lease.
During the second quarter ended July 10, 2005, one leased Company-operated restaurant was relocated in conjunction with an exchange transaction consummated by the landlord. In conjunction with the move, the Company recorded a loss of approximately $262,000 on assets abandoned at the old location. Additionally, the Company recorded a loss of $100,000 related to one property sold in the Sale-Leaseback Transaction. See Note 13, “Sale-Leaseback Transaction” for additional details. The Company also incurred an impairment loss of $248,000 to write-down the net book value of a property to its net realizable value.

(9) Supplemental Cash Flow Information
The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the second quarter and year-to-date periods of 2006 and 2005, consists of the following (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Second Quarter	Second Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	July 9, 2006	July 10, 2005	July 9, 2006	July 10, 2005
(Increase) Decrease in:
Receivables	$284	$321	$1,010	$(171)
Inventories	(770)	(907)	(958)	(1,517)
Prepaid expenses and other current assets	1,696	(883)	386	(2,121)
Other assets	341	479	(629)	158

Increase (Decrease) in:
Accounts payable	(457)	(1,651)	(2,370)	(2,754)
Accrued expenses	6,778	(4,145)	(1,037)	2,375
Other liabilities	(1,846)	764	(1,372)	380

	$6,026	$(6,022)	$(4,970)	$(3,650)

(10) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	Successor	Successor
	July 9, 2006	December 25, 2005
Payroll and related benefits	$16,599	$14,278
Property, real estate and sales taxes	5,380	4,182
Insurance	4,996	5,137
Gift cards and gift certificates	4,510	5,755
Advertising	1,506	944
Escrow liability	5,001	11,002
Interest	6,691	5,553
Management fees	9,959	9,200
Other	7,295	8,520

	$61,937	$64,571

(11) Segment Reporting
Due to the Merger with WRG and beginning with the quarter ended July 9, 2006, the Company modified its segment reporting from three primary operating segments to five primary operating segments: restaurant and franchise for our Perkins Restaurant and Bakery restaurants, restaurant and franchise for our Marie Callender’s restaurants and manufacturing. Therefore, the segment disclosures have been reclassified below to reflect the segment reporting the Company will use going forward. We continue to evaluate the performance of our segments based primarily on operating profit before corporate general and administrative expenses, interest expense and income taxes.
The following presents revenue and other financial information by business segment for the second quarter and year-to-date periods of 2006 and 2005 (in thousands):

	Successor			Predecessor
	Second Quarter Ended July 9, 2006			Second Quarter Ended July 10, 2005

	External	Intersegment	Segment	External	Intersegment	Segment
	Revenue	Revenue	Profit/(Loss)	Revenue	Revenue	Profit/(Loss)

Perkins:
Restaurant	$66,250	$—	$4,336	$65,747	$—	$7,702
Franchise	5,160	—	4,570	5,157	—	4,513

WRG:
Restaurant	50,537	—	1,448	—	—	—
Franchise	1,230	—	1,230	—	—	—

Combined:
Manufacturing	12,720	2,111	1,933	9,714	1,987	1,625
Other	1,013	—	(9,721)	—	—	(13,617)

Total	$136,910	$2,111	$3,796	$80,618	$1,987	$223

	Successor			Predecessor
	Year-to-Date Ended July 9, 2006			Year-to-Date Ended July 10, 2005

	External	Intersegment	Segment	External	Intersegment	Segment
	Revenue	Revenue	Profit/(Loss)	Revenue	Revenue	Profit/(Loss)

Perkins:
Restaurant	$156,975	$—	$11,781	$153,764	$—	$17,178
Franchise	11,809	—	10,602	11,674	—	10,217

WRG:
Restaurant	102,814	—	3,358	—	—	—
Franchise	2,507	—	2,507	—	—	—

Combined:
Manufacturing	30,333	4,355	4,562	24,158	4,613	3,720
Other	2,118	—	(34,238)	—	—	(28,727)

Total	$306,556	$4,355	$(1,428)	$189,596	$4,613	$2,388

A reconciliation of the segment loss shown on the “Other” line is as follows (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Second Quarter	Second Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	July 9, 2006	July 10, 2005	July 9, 2006	July 10, 2005
General and administrative expenses	$10,514	$7,595	$22,664	$15,740
Depreciation and amortization expenses	572	579	1,386	1,263
Interest expense, net	9,778	3,515	21,525	8,234
(Gain) loss on disposition of assets	(39)	362	(94)	236
Asset write-down	40	248	49	248
Lease termination	—	—	366	—
Transaction costs	1,736	—	2,290	—
Stock compensation	—	639	—	1,492
Provision for income taxes	—	644	—	1,486
Minority interest	95	—	169	—
Gain on early extinguishment of debt	(12,581)	—	(12,581)	—
Other	(394)	35	(1,536)	28

	$9,721	$13,617	$34,238	$28,727

(12) Revolving Credit Agreement
In connection with the WRG Merger on May 3, 2006, the Company entered into an amended and restated credit agreement with Wachovia Bank, National Association, as administrative agent, swingline lender and issuing lender, Wachovia Capital Markets, LLC as sole lead arranger and sole book manager, BNP Paribas as syndication agent, Wells Fargo, Foothill, Inc. as documentation agent, and each other lender from time to time party thereto (the “Credit Agreement”). The Credit Agreement amends and restates the Company’s previous credit agreement. Pursuant to the Credit Agreement, the lenders made available the following: (1) a five-year revolving credit facility of up to $40,000,000, including a sub-facility for letters of credit in an amount not to exceed $25,000,000 and a sub-facility for swingline loans in an amount not to exceed $5,000,000 (the “Revolver”); and (2) a seven-year term loan credit facility not to exceed $100,000,000 (the “Term Loan”). The Company’s obligations under the Credit Agreement are guaranteed by RHC and each of the Company’s wholly-owned subsidiaries. The obligations under the Credit Agreement are collateralized by a first priority lien on substantially all of the assets of the Company and its wholly-owned subsidiaries. Certain future subsidiaries of the Company will be required to guarantee the obligations of the Company and grant a lien on substantially all of their assets. A draw under the Credit Agreement was made on May 3, 2006 in the amount of $103,800,000, which was used to repay existing indebtedness of WRG and its subsidiaries of approximately $101,000,000 and to pay certain fees and expenses in connection with the consummation of this Merger and the amendment and restatement of the Credit Agreement. All amounts under the Credit Agreement bear interest at floating rates based on the agent’s base rate plus an applicable margin or LIBOR rate plus an applicable margin as defined in the Credit Agreement. The interest rate on Credit Agreement borrowings at July 9, 2006 was 8.0%. As of July 9, 2006, there were no borrowings outstanding and approximately $14,167,000 of letters of credit were outstanding under the $40,000,000 Revolver. The letters of credit are primarily utilized in conjunction with the Company’s workers’ compensation programs.

(13) Sale-Leaseback Transaction
On June 29, 2005, the Company sold 67 of its restaurant properties to a subsidiary of Trustreet Properties, Inc. (“Trustreet”) and simultaneously entered into a lease with Trustreet for each property for an initial term of 20 years and option terms for up to an additional 20 years (the “Sale-Leaseback Transaction”). In conjunction with this transaction, the Company received net proceeds of $137,212,000. The total net book value of the assets sold was $62,042,000. One restaurant property was sold at a loss of $100,000. The remaining properties were sold for a gain of $75,270,000, which was deferred and amortized to income until the Acquisition Date. The balance of the deferred gain as of the Acquisition Date was eliminated in connection with recording purchase accounting adjustments described in Note 5, “Acquisition.”
(14) Senior Notes
In conjunction with the Acquisition, the Company issued $190,000,000 of unsecured 10% Senior Notes due October 1, 2013 (the “10% Senior Notes”). The 10% Senior Notes were issued at a discount of $2,570,700, which is accreted using the interest method over the term of the 10% Senior Notes. Interest is payable semi-annually on April 1 and October 1 of each year. All consolidated subsidiaries of the Company are 100% owned and provide a joint and several, full and unconditional guarantee of the securities. There are no significant restrictions on the Company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or a loan. Additionally, there are no significant restrictions on a guarantor subsidiary’s ability to obtain funds from the Company or its direct or indirect subsidiaries. In connection with the issuance of the 10% Senior Notes and the execution of the Credit Agreement, the Company has capitalized certain financing costs in other assets in the Consolidated Balance Sheets. The deferred financing costs of $8,497,000 and $3,762,000 for the 10% Senior Notes and the Credit Agreement, respectively, are being amortized over the term of the respective debt indenture.
Pursuant to the 10% Senior Notes and the Credit Agreement, we are subject to certain restrictions that limit additional indebtedness. Additionally, among other restrictions, the Credit Agreement limits our capital expenditures and additional indebtedness and requires us to maintain specified financial ratios. At July 9, 2006, we were in compliance with all such requirements. A continuing default under the Credit Agreement could result in a default under the 10% Senior Notes. In the event of such a default and under certain circumstances, the trustee or the holders of the 10% Senior Notes could then declare the respective notes due and payable immediately.
With respect to the 10% Senior Notes, the Company has certain covenants that restrict our ability to pay dividends or distributions to our equity holders (“Restricted Payments”). If no default or event of default exists or occurs as a result of such Restricted Payments, we are generally allowed to make Restricted Payments subject to all of the following restrictions:
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
With respect to the Credit Agreement restrictions are placed on our ability and the ability of our subsidiaries to (i) incur additional indebtedness;(ii) create liens on our assets;(iii) make loans, advances, investments or acquisitions; (iv) engage in mergers;(v) dispose of our assets;(vi) pay certain restricted payments and dividends;(vii) exchange and issue capital stock;(viii) engage in certain transactions with affiliates;(ix) amend certain material agreements; and (x) enter into agreements that restrict our ability or the ability of our subsidiaries to grant liens or make distributions.
(15) Income Tax
The effective tax provision rate for the second quarter ended July 9, 2006 was 0.0% as compared to an effective tax provision rate of 74.3% for the second quarter ended July 10, 2005. The change in the effective rate is primarily due to a valuation allowance for deductible temporary differences and net operating loss and credit carryforwards generated during 2006. For 2005 the effective interim rate was higher than the U.S. federal tax rate primarily due to deductible losses incurred in executing the sale of RHC to TRC Holding Corp. and credits resulting from excess FICA taxes paid on server tip income that exceeded minimum wage, partially offset by the taxable gains recognized in conjunction with the Sale-Leaseback Transaction.
(16) Recent Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertain income tax positions accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109. The interpretation stipulates recognition and measurement criteria in addition to classification and interim period accounting and significantly expanded disclosure provisions for uncertain tax positions that are expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact of the adoption of FIN 48 on its financial statements.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans.

However, this statement provides certain exceptions to that measurement method if it is not possible to reasonably estimate the fair value of an award at the grant date. The statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from nonemployees in share-based payment transactions. This statement became effective for the Company with the beginning of the 2006 fiscal year. The implementation of the statement had no effect on the Company’s financial position, results of operations or cash flows as it has no stock-based compensation.

(17) Condensed Consolidated Financial Information
On September 21, 2005, the Company issued the 10% Senior Notes. All of the Company’s consolidated subsidiaries are 100% owned and provide a joint and several, full and unconditional guarantee of the securities. There are no significant restrictions on the Company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or loan. Additionally, there are no significant restrictions on the guarantor subsidiaries’ ability to obtain funds from the Company or its direct or indirect subsidiaries.
The following consolidating balance sheets, statements of operations and statements of cash flows are provided for the parent company and all guarantor subsidiaries. The information has been presented as if the parent company accounted for its ownership of the guarantor subsidiaries using the equity method of accounting.
Consolidating Statement of Operations for the quarter ended July 9, 2006 (Successor) (unaudited):

		Guarantors				Consolidated
	TRC	TRCM	WRG	Other	Eliminations	TRC
	(in thousands)
Revenue
Food sales	$57,703	$18,731	$53,073	$—	$—	$129,507
Franchise and other revenue	3,187	3,654	2,243	—	(1,681)	7,403

Total revenues	60,890	22,385	55,316	—	(1,681)	136,910

Costs and expenses
Cost of sales (excluding depreciation shown below):
Food cost	16,785	4,162	16,907	—	—	37,854
Labor and benefits	18,906	6,736	17,186	—	—	42,828
Operating expenses	12,743	5,926	15,118	—	(919)	32,868
General and administrative	8,325	765	3,385	—	(762)	11,713
Transaction costs	1,187	—	549	—	—	1,736
Depreciation and amortization	5,776	461	1,986	—	—	8,223
Interest, net	6,243	(31)	3,566	—	—	9,778
Gain on disposition of assets	(49)	—	10	—	—	(39)
Asset write-down	—	—	40	—	—	40
Gain on extinguishment of debt	—	—	(12,581)	—	—	(12,581)
Other, net	(46)	—	645	—	—	599

Total costs and expenses	69,870	18,019	46,811	—	(1,681)	133,019

(Loss) income before income taxes and minority interests	(8,980)	4,366	8,505	—	—	3,891
Benefit from (provision for) income taxes	1,643	(1,643)	—	—	—	—
Minority interests	—	—	(95)	—	—	(95)
Equity in earnings (loss) of subsidiaries	11,133	—	—	—	(11,133)	—

NET INCOME (LOSS)	$3,796	$2,723	$8,410	$—	$(11,133)	$3,796

Consolidating Statement of Operations for the quarter ended July 10, 2005 (Predecessor) (unaudited):

		Guarantors			Consolidated
	TRC	TRCM	Other	Eliminations	TRC
	(in thousands)
Revenue
Food sales	$56,917	$18,544	$—	$—	$75,461
Franchise and other revenue	3,177	3,488	59	(1,567)	5,157

Total revenues	60,094	22,032	59	(1,567)	80,618

Costs and expenses
Cost of sales (excluding depreciation shown below):
Food cost	16,828	4,379	—	—	21,207
Labor and benefits	19,329	6,635	—	—	25,964
Operating expenses	10,407	5,305	59	(742)	15,029
General and administrative	8,712	835	—	(825)	8,722
Stock compensation	639	—	—	—	639
Depreciation and amortization	3,582	512	—	—	4,094
Interest, net	3,618	(103)	—	—	3,515
Gain on disposition of assets	362	—	—	—	362
Asset write-down	248	—	—	—	248
Other, net	(29)	—	—	—	(29)

Total costs and expenses	63,696	17,563	59	(1,567)	79,751

(Loss) income before income taxes	(3,602)	4,469	—	—	867
Benefit from (provision for) income taxes	920	(1,564)	—	—	(644)
Equity in earnings (loss) of subsidiaries	2,905	—	—	(2,905)	—

NET INCOME (LOSS)	$223	$2,905	$—	$(2,905)	$223

Consolidating Statement of Operations for the year-to-date ended July 9, 2006 (Successor) (unaudited):

		Guarantors				Consolidated
	TRC	TRCM	WRG	Other	Eliminations	TRC
	(in thousands)
Revenue
Food sales	$138,169	$43,227	$108,726	$—	$—	$290,122
Franchise and other revenue	7,296	8,004	4,625	15	(3,506)	16,434

Total revenues	145,465	51,231	113,351	15	(3,506)	306,556

Costs and expenses
Cost of sales (excluding depreciation shown below):
Food cost	41,181	9,925	35,103	—	—	86,209
Labor and benefits	45,347	15,645	34,638	—	—	95,630
Operating expenses	31,228	14,294	30,471	15	(1,729)	74,279
General and administrative	18,239	1,784	7,036	—	(1,777)	25,282
Transaction costs	1,741	—	549	—	—	2,290
Depreciation and amortization	9,211	1,115	3,990	—	—	14,316
Interest, net	12,881	(482)	9,126	—	—	21,525
Gain on disposition of assets	(96)	—	2	—	—	(94)
Asset write-down	—	—	49	—	—	49
Lease termination	366	—	—	—	—	366
Gain on early extinguishment of debt	—	—	(12,581)	—	—	(12,581)
Other, net	(101)	—	645	—	—	544

Total costs and expenses	159,997	42,281	109,028	15	(3,506)	307,815

(Loss) income before income taxes and minority interests	(14,532)	8,950	4,323	—	—	(1,259)
Benefit from (provision for) income taxes	3,346	(3,346)	—	—	—	—
Minority interests	—	—	(169)	—	—	(169)
Equity in earnings (loss) of subsidiaries	9,758	—	—	—	(9,758)	—

NET (LOSS) INCOME	$(1,428)	$5,604	$4,154	$—	$(9,758)	$(1,428)

Consolidating Statement of Operations for the year-to-date ended July 10, 2005 (Predecessor) (unaudited):

		Guarantors			Consolidated
	TRC	TRCM	Other	Eliminations	TRC
	(in thousands)
Revenue
Food sales	$136,420	$41,502	$—	$—	$177,922
Franchise and other revenue	7,112	7,957	123	(3,518)	11,674

Total revenues	143,532	49,459	123	(3,518)	189,596

Costs and expenses
Cost of sales (excluding depreciation shown below):
Food cost	41,715	10,167	—	—	51,882
Labor and benefits	45,482	15,132	—	—	60,614
Operating expenses	24,490	12,557	123	(1,660)	35,510
General and administrative	18,275	1,900	—	(1,858)	18,317
Stock compensation	1,492	—	—	—	1,492
Depreciation and amortization	8,288	1,000	—	—	9,288
Interest, net	8,441	(207)	—	—	8,234
Gain on disposition of assets	236	—	—	—	236
Asset write-down	248	—	—	—	248
Other, net	(99)	—	—	—	(99)

Total costs and expenses	148,568	40,549	123	(3,518)	185,722

(Loss) income before income taxes	(5,036)	8,910	—	—	3,874
Benefit from (provision for) income taxes	1,613	(3,099)	—	—	(1,486)
Equity in earnings (loss) of subsidiaries	5,811	—	—	(5,811)	—

NET (LOSS) INCOME	$2,388	$5,811	$—	$(5,811)	$2,388

Consolidating Balance Sheet as of July 9, 2006 (Successor) (unaudited):

		Guarantors				Consolidated
	TRC	TRCM	WRG	Other	Eliminations	TRC
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$8,085	$197	$673	$—	$—	$8,955
Restricted cash	1,705	7,488	—	—	—	9,193
Trade receivables, less allowance for doubtful accounts	11,169	2	3,812	—	—	14,983
Inventories, net	7,518	454	4,314	—	—	12,286
Prepaid expenses and other current assets	2,866	326	755	—	—	3,947
Escrow deposits	5,022	—	—	—	—	5,022
Deferred income taxes	—	—	—	—	—	—

	36,365	8,467	9,554	—	—	54,386

PROPERTY AND EQUIPMENT, net	50,701	6,543	35,564	—	—	92,808
INVESTMENTS IN CONSOLIDATED PARTNERSHIPS	—	—	202	—	—	202
GOODWILL	145,508	—	—	—	—	145,508
INTANGIBLE ASSETS, net	46,740	—	331	—	—	47,071
INVESTMENTS IN SUBSIDIARIES	(47,016)	—	—	—	47,016	—
DUE FROM TRC	—	53,062	—	—	(53,062)	—
DUE FROM SUBSIDIARIES	103,208	—	—	—	(103,208)	—
OTHER ASSETS	12,110	—	2,523	—	—	14,633

	$347,616	$68,072	$48,174	$—	$(109,254)	$354,608

LIABILITIES AND STOCKHOLDER’S INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$6,340	$2,399	$10,705	$—	$—	$19,444
Accrued expenses	27,706	7,345	26,886	—	—	61,937
Franchisee advertising contributions	5,692	—	—	—	—	5,692
Accrued income taxes	—	—	—	—	—	—
Current maturities of long-term debt	1,230	—	638	—	—	1,868

	40,968	9,744	38,229	—	—	88,941

CAPITAL LEASE OBLIGATIONS, less current maturities	158	—	6,385	—	—	6,543
LONG-TERM DEBT, less current maturities	286,676	—	60	—	—	286,736
DEFERRED INCOME TAXES	6,608	—	—	—	—	6,608
DEFERRED RENT	4,295	—	4,464	—	—	8,759
OTHER LIABILITIES	3,563	—	988	—	—	4,551
DUE TO TRCM/TRC Realty	53,062	—	—	—	(53,062)	—
DUE TO PARENT	—	—	103,198	10	(103,208)	—

MINORITY INTERESTS IN CONSOLIDATED PARTNERSHIPS	—	—	184	—	—	184

STOCKHOLDER’S INVESTMENT:
Common stock	1	1	—	—	(1)	1
Preferred stock	—	—	63,277	—	(63,277)	—
Capital in excess of par	—	—	9,338	—	(9,338)	—
Additional paid-in capital	136,131	50,132	—	—	(50,132)	136,131
Treasury stock	—	—	(137)	—	137	—
Other comprehensive income	26	—	—	—	—	26
Retained earnings (deficit)	(183,872)	8,195	(177,812)	(10)	169,627	(183,872)

	(47,714)	58,328	(105,334)	(10)	47,016	(47,714)

	$347,616	$68,072	$48,174	$—	$(109,254)	$354,608

Consolidating Balance Sheet as of December 25, 2005 (Successor) (unaudited):

		Guarantors				Consolidated
	TRC	TRCM	WRG	Other	Eliminations	TRC
	(in thousands)

CURRENT ASSETS:
Cash and cash equivalents	$1,591	$1,567	$853	$(23)	$—	$3,988
Restricted cash	3,496	4,729	—	—	—	8,225
Trade receivables, less allowance for doubtful accounts	11,890	3	4,215	—	—	16,108
Inventories, net	6,415	556	4,357	—	—	11,328
Prepaid expenses and other current assets	2,927	261	1,145	—	—	4,333
Escrow deposits	18,162	—	—	—	—	18,162
Deferred income taxes	2,845	—	—	—	—	2,845

	47,326	7,116	10,570	(23)	—	64,989

PROPERTY AND EQUIPMENT, net	34,826	7,607	36,082	—	—	78,515
INVESTMENTS IN CONSOLIDATED PARTNERSHIPS	—	—	311	—	—	311
GOODWILL	154,049	—	—	—	—	154,049
INTANGIBLE ASSETS, net	47,779	—	309	—	—	48,088
INVESTMENTS IN SUBSIDIARIES	(57,761)	—	—	—	57,761	—
DUE FROM TRC	—	45,584	—	38	(45,622)	—
DUE FROM SUBSIDIARIES	—	—	—	—	—	—
OTHER ASSETS	9,730	—	4,433	8	—	14,171

	$235,949	$60,307	$51,705	$23	$12,139	$360,123

LIABILITIES AND STOCKHOLDER’S INVESTMENT

CURRENT LIABILITIES:
Accounts payable	$7,939	$1,527	$12,340	$8	$—	$21,814
Accrued expenses	30,852	6,056	27,638	25	—	64,571
Franchisee advertising contributions	4,752	—	—	—	—	4,752
Current maturities of long-term debt	277	—	3,034	—	—	3,311

	43,820	7,583	43,012	33	—	94,448

CAPITAL LEASE OBLIGATIONS, less current maturities	260	—	6,679	—	—	6,939
LONG-TERM DEBT	187,503	—	105,635	—	—	293,138
DEFERRED INCOME TAXES	12,573	—	—	—	—	12,573
DEFERRED RENT	2,670	—	4,770	—	—	7,440
OTHER LIABILITIES	3,331	—	1,907	—	—	5,238
DUE TO TRCM/TRC Realty	—	—	—	—	—	—
DUE TO PARENT	45,622	—	—	—	(45,622)	—

MINORITY INTERESTS IN CONSOLIDATED PARTNERSHIPS	—	—	177	—	—	177

STOCKHOLDER’S INVESTMENT:
Common stock	1	1	—	—	(1)	1
Preferred stock	—	—	63,277	—	(63,277)	—
Capital in excess of par	—	—	9,659	—	(9,659)	—
Additional paid-in capital	123,907	50,132	—	—	(50,132)	123,907
Treasury stock	—	—	(137)	—	137	—
Notes secured by stock	(1,308)	—	(1,308)	—	1,308	(1,308)
Other comprehensive income	14	—	—	—	—	14
Retained earnings (deficit)	(182,444)	2,591	(181,966)	(10)	179,385	(182,444)

	(59,830)	52,724	(110,475)	(10)	57,761	(59,830)

	$235,949	$60,307	$51,705	$23	$12,139	$360,123

Consolidating Statement of Cash Flows for the quarter ended July 9, 2006 (Successor) (unaudited):

		Guarantors				Consolidated
	TRC	TRCM	WRG	Other	Eliminations	TRC
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,796	$2,723	$8,410	$—	$(11,133)	$3,796
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(11,133)	—	—	—	11,133	—
Depreciation and amortization	5,776	461	1,986	—	—	8,223
Amortization of discount	74	—	—	—	—	74
Other non-cash income and expense items, net	(346)	—	3,298	—	—	2,952
Gain on early extinguishment of debt	—	—	(12,581)	—	—	(12,581)
(Gain) loss on disposition of assets	(48)	—	9	—	—	(39)
Asset write-down	—	—	40	—	—	40
Change in partnership’s minority interests	—	—	95	—	—	95
Equity in net loss (income) of unconsolidated partnerships	—	—	65	—	—	65

Net changes in other operating assets and liabilities	8,067	(316)	(1,725)	—	—	6,026

Total adjustments	2,390	145	(8,813)	—	11,133	4,855

Net cash provided by (used in) operating activities	6,186	2,868	(403)	—	—	8,651

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(994)	(857)	(2,454)	—	—	(4,305)
Proceeds from sale of assets	431	—	2	—	—	433
Intercompany activities	2,013	(2,013)	—	—	—	—

Net cash provided by (used in) investing activities	1,450	(2,870)	(2,452)	—	—	(3,872)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(64)	—	(139)	—	—	(203)
Payments on long-term debt	(3,800)	—	(100,961)	—	—	(104,761)
Proceeds from long-term debt	103,800	—	481	—	—	104,281
Intercompany financing	(103,577)	—	103,577	—	—	—
Debt issuance costs	(2,720)	—	—	—	—	(2,720)
Distributions to minority partners	—	—	(88)	—	—	(88)
Capital contribution from parent	3,730	—	—	—	—	3,730

Net cash (used in) provided by financing activities	(2,631)	—	2,870	—	—	239

Net increase (decrease) in cash and cash equivalents	5,005	(2)	15	—	—	5,018
CASH AND CASH EQUIVALENTS:
Balance, beginning of year	3,080	199	658	—	—	3,937

Balance, end of year	$8,085	$197	$673	$—	$—	$8,955

Consolidating Statement of Cash Flows for the quarter ended July 10, 2005 (Predecessor) (unaudited):

		Guarantors			Consolidated
	TRC	TRCM	Other	Eliminations	TRC
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$223	$2,905	$—	$(2,905)	$223
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiary	(2,905)	—	—	2,905	—
Depreciation and amortization	3,582	512	—	—	4,094
Other non-cash income and expense items, net	230	—	—	—	230
(Gain) loss on disposition of assets	362	—	—	—	362
Asset write-down	248	—	—	—	248
Change in partnership’s minority interests	—	—	—	—	—
Net changes in other operating assets and liabilities	(5,993)	(21)	(8)	—	(6,022)

Total adjustments	(4,476)	491	(8)	2,905	(1,088)

Net cash provided by (used in) operating activities	(4,253)	3,396	(8)	—	(865)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(1,871)	(209)	—	—	(2,080)
Deposit with Trustee	(123,893)	(28,800)	—	—	(152,693)
Proceeds from sale of assets	108,398	28,800	—	—	137,198
Intercompany activities	3,138	(3,138)	—	—	—

Net cash provided by (used in) investing activities	(14,228)	(3,347)	—	—	(17,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(76)	—	—	—	(76)

Net cash used in financing activities	(76)	—	—	—	(76)

Net increase (decrease) in cash and cash equivalents	(18,557)	49	(8)	—	(18,516)
CASH AND CASH EQUIVALENTS:
Balance, beginning of year	24,128	87	—	—	24,215

Balance, end of year	$5,571	$136	$(8)	$—	$5,699

Consolidating Statement of Cash Flows for the year-to-date ended July 9, 2006 (Successor) (unaudited):

		Guarantors				Consolidated
	TRC	TRCM	WRG	Other	Eliminations	TRC
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,428)	$5,604	$4,154	$—	$(9,758)	$(1,428)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(9,758)	—	—	—	9,758	—
Depreciation and amortization	9,211	1,115	3,990	—	—	14,316
Amortization of discount	173	—	—	—	—	173
Other non-cash income and expense items, net	(239)	—	6,651	—	—	6,412
Gain on extinguishment of debt	—	—	(12,581)	—	—	(12,581)
(Gain) loss on disposition of assets	(96)	—	2	—	—	(94)
Asset write-down	—	—	49	—	—	49
Change in partnership’s minority interests	—	—	169	—	—	169
Equity in net loss (income) of unconsolidated partnerships	—	—	109	—	—	109

Net changes in other operating assets and liabilities	(2,110)	(560)	(2,323)	23	—	(4,970)

Total adjustments	(2,819)	555	(3,934)	23	9,758	3,583

Net cash provided by (used in) operating activities	(4,247)	6,159	220	23	—	2,155

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(3,370)	(1,051)	(3,518)	—	—	(7,939)
Proceeds from sale of assets	1,534	—	13	—	—	1,547
Intercompany activities	6,478	(6,478)	—	—	—	—

Net cash provided by (used in) investing activities	4,642	(7,529)	(3,505)	—	—	(6,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(149)	—	(290)	—	—	(439)
Payments on long-term debt	(3,800)	—	(101,561)	—	—	(105,361)
Proceeds from long-term debt	103,800	—	1,541	—	—	105,341
Intercompany financing	(103,577)	—	103,577	—	—	—
Debt issuance costs	(2,720)	—	—	—	—	(2,720)
Distributions to minority partners	—	—	(162)	—	—	(162)
Capital contribution from parent	12,545	—	—	—	—	12,545

Net cash provided by financing activities	6,099	—	3,105	—	—	9,204

Net increase (decrease) in cash and cash equivalents	6,494	(1,370)	(180)	23	—	4,967
CASH AND CASH EQUIVALENTS:
Balance, beginning of year	1,591	1,567	853	(23)	—	3,988

Balance, end of year	$8,085	$197	$673	$—	$—	$8,955

Consolidating Statement of Cash Flows for the year-to-date ended July 10, 2005 (Predecessor) (unaudited):

		Guarantors			Consolidated
	TRC	TRCM	Other	Eliminations	TRC
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,388	$5,811	$—	$(5,811)	$2,388
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiary	(5,811)	—	—	5,811	—
Depreciation and amortization	8,288	1,000	—	—	9,288
Other non-cash income and expense items, net	415	—	—	—	415
(Gain) loss on disposition of assets	(247)	483	—	—	236
Asset write-down	248	—	—	—	248
Net changes in other operating assets and liabilities	(2,087)	(1,559)	(4)	—	(3,650)

Total adjustments	806	(76)	(4)	5,811	6,537

Net cash provided by (used in) operating activities	3,194	5,735	(4)	—	8,925

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(3,811)	(500)	—	—	(4,311)
Deposit with Trustee	(123,893)	(28,800)	—	—	(152,693)
Proceeds from sale of assets	108,428	28,800	—	—	137,228
Intercompany activities	(8,700)	8,700	—	—	—

Net cash provided by (used in) investing activities	(27,976)	8,200	—	—	(19,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(178)	—	—	—	(178)
Dividend to TRC	16,000	(16,000)	—	—	—

Net cash provided by used in financing activities	15,822	(16,000)	—	—	(178)

Net decrease in cash and cash equivalents	(8,960)	(2,065)	(4)	—	(11,029)
CASH AND CASH EQUIVALENTS:
Balance, beginning of year	14,531	2,201	(4)	—	16,728

Balance, end of year	$5,571	$136	$(8)	$—	$5,699

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
OVERVIEW
References to the “Company,” “us” or “we” refer to Perkins & Marie Callender’s Inc. and its consolidated subsidiaries.
Our Company
The Company, formerly The Restaurant Company, operates full-service family dining restaurants located primarily in the Midwest, Florida and Pennsylvania under the name Perkins Restaurant and Bakery (“Perkins”), and operates mid-priced, casual-dining restaurants, specializing in the sale of pie and other bakery items, located primarily in the western United States under the name Marie Callender’s (“Marie Callender’s”).
On May 3, 2006, pursuant to the Stock Purchase Agreement, WRG became a direct wholly-owned subsidiary of the Company. Pursuant to the Stock Purchase Agreement, the Company purchased all the outstanding stock of WRG and the shareholders of WRG received membership interests in TRC Holding LLC, the Company’s indirect parent. From September 21, 2005 through May 3, 2006, both the Company and WRG were portfolio companies, under common control of CHI; therefore, the financial statements of both entities are presented retroactively on a consolidated basis, in a manner similar to a pooling of interest, as of September 21, 2005, the first date at which both companies were under common control. This transaction is described more fully in Note 6, “Merger of Companies Under Common Control.”
Perkins is a leading operator and franchisor of full-service family dining restaurants located primarily in the Midwest, Florida and Pennsylvania. As of July 9, 2006, we operated 151 full-service restaurants, and franchised 329 full-service restaurants to 111 franchisees in 33 states and in 5 Canadian provinces. In addition, we operate a bakery goods manufacturing division, Foxtail, which manufactures pies, pancake mixes, cookie doughs, muffin batters and other bakery products for both our in-store bakeries and third-party customers. For the year-to-date period ended July 9, 2006, over 88% of our restaurants produced positive store-level cash flow and our restaurants’ footprint extends over 13 states, with a significant number of restaurants in Minnesota and Florida. Our existing restaurants generated average annual revenues of $1,885,000 over the thirteen periods ended July 9, 2006.
Founded in 1958, Perkins has continued to adapt its menu, product offerings and building décor to meet changing consumer preferences. The Perkins’ concept is designed to serve a variety of demographically and geographically diverse customers for a wide range of dining occasions that are appropriate for the entire family. As of July 9, 2006, the Company offered a full menu of over 90 assorted breakfast, lunch, dinner, snack and dessert items ranging in price from $2.99 to $12.99, with an average guest check of $7.81 for our Company-operated restaurants, which excludes franchised restaurants. Perkins’ signature menu items include our omelettes, secret-recipe real buttermilk pancakes, Mammoth Muffins, Tremendous Twelve platter, salads, melt sandwiches and Butterball turkey entrees. Breakfast items, which are available throughout the day, account for approximately half of the entrees sold in our restaurants.
Marie Callender’s restaurants are mid-priced, casual-dining restaurants specializing in the sale of pie and other bakery items, operating primarily in the western United States. The Marie Callender’s Grill restaurants are mid-priced casual dining restaurants specializing in grilled meats and seafood, while offering bakery items as well, and operate in Southern California.

The East Side Mario’s restaurant is a mid-priced Italian restaurant operating in Lakewood, California.
As of the end of the second quarter of 2006, 135 restaurants were operated under the Marie Callender’s name, three under the Marie Callender’s Grill name and one under the East Side Mario’s name. 79 Marie Callender’s restaurants are wholly-owned; 46 are franchises; and 11 are partnership locations. The Company has less than a 50% ownership in two of the partnership restaurants and a 57% to 95% ownership in the remaining 9 locations. The East Side Mario’s restaurant is wholly-owned, two Marie Callender’s Grill locations are wholly-owned and one Marie Callender’s Grill is franchised.
The Acquisition
On September 21, 2005, TRC Holding Corp., an affiliate of CHP IV, purchased all of the outstanding capital stock of RHC for a purchase price of $245,000,000 (excluding fees and expenses), subject to a working capital adjustment and certain other adjustments. Approximately 90% of the equity interests of TRC Holding Corp. are owned by CHP IV and its affiliates, and Donald N. Smith, our former Chairman and Chief Executive Officer, owns the remaining equity interests of TRC Holding Corp. through his participation in the rollover in which he exchanged a portion of his equity interests in RHC for $6,500,000 of equity in TRC Holding Corp. in lieu of cash consideration in the Acquisition. For more information about the Acquisition, see Note 5, “Acquisition” in the accompanying consolidated financial statements.
Merger of Companies Under Common Control
On May 3, 2006, the Merger with WRG, the owner of the Marie Callender’s restaurant chain was completed and WRG became a direct wholly-owned subsidiary of the Company. The consideration under the Stock Purchase Agreement for the outstanding stock and options of WRG was paid in the form of membership interests in TRC Holding LLC, the Company’s indirect parent. Both the Company and WRG were portfolio companies, under common control, of CHI.
In connection with the Merger, the Company repaid WRG’s then-outstanding indebtedness in the amount of approximately $101,000,000. The Company obtained funds for the repayment from a $140,000,000 amended and restated Credit Agreement, which is described below.
In connection with the Merger on May 3, 2006 and to amend and restate the Company’s then-existing credit agreement, the Company entered into the Credit Agreement with Wachovia Bank, National Association, as administrative agent, swingline lender and issuing lender, Wachovia Capital Markets, LLC as sole lead arranger and sole book manager, BNP Paribas as syndication agent, Wells Fargo, Foothill, Inc. as documentation agent, and each other lender from time to time party thereto. Pursuant to the Credit Agreement, the lenders made available the following: (1) under the Revolver, a five-year revolving credit facility of up to $40,000,000, including a sub-facility for letters of credit in an amount not to exceed $25,000,000 and a sub-facility for swingline loans in an amount not to exceed $5,000,000; and (2) under the Term Loan, a seven-year term loan credit facility not to exceed $100,000,000. The Company’s obligations under the Credit Agreement are guaranteed by RHC and each of the Company’s wholly-owned subsidiaries. The obligations under the Credit Agreement are collateralized by a first priority lien on substantially all of the assets of the Company and its wholly-owned subsidiaries. Certain future subsidiaries of the Company will be required to guarantee the obligations of the Company and grant a lien on substantially all of their assets.

A draw under the Credit Agreement was made on May 3, 2006 in the amount of $103,800,000, which was used to repay existing indebtedness of WRG and its subsidiaries and to pay certain fees and expenses in connection with the consummation of this Merger and the amendment and restatement of the Credit Agreement as described above.
The risk factors associated with this transaction are incorporated by reference to the information under the caption “Risk Factors” in Item 1a of the Company’s Form 10-K for the fiscal year ended December 25, 2005 and under the captions “Risk Factors—Risks Related to the New Notes and Our Indebtedness” and “Risk Factors—Risks Relating to Our Business” in the Company’s S-4, filed with the SEC on January 12, 2006.
KEY FACTORS AFFECTING OUR RESULTS
The key factors that affect our operating results are our comparable restaurant sales, which are driven by our comparable customer counts, check average and our ability to manage operating expenses, such as food cost, labor and benefits and other costs. Comparable restaurant sales is a measure of the percentage increase or decrease of the sales of restaurants open at least one full fiscal year. We do not use new restaurants in our calculation of same restaurant sales until they are open for at least one full fiscal year in order to allow a new restaurant’s operations and sales time to stabilize and provide more meaningful results. Our restaurant count has remained relatively stable over the last three years.
Like much of the restaurant industry, we view comparable restaurant sales as a key performance metric, at the individual restaurant level, within regions and throughout our Company. With our information systems, we monitor same restaurant sales on a daily, weekly and monthly basis on a restaurant-by-restaurant basis. The primary drivers of same restaurant sales performance are changes in the average guest check and changes in the number of customers, or customer count. Average guest check is primarily affected by menu price increases and changes in the purchasing habits of our customers. We also monitor entree count, exclusive of take-out business, which we believe is indicative of overall customer traffic patterns. To increase average restaurant sales, we focus marketing and promotional efforts on increasing customer visits and sales of particular products. Same restaurant sales performance is also affected by other factors, such as food quality, the level and consistency of service within our restaurants and franchised restaurants, the attractiveness and physical condition of our restaurants and franchised restaurants, as well as local and national economic factors. For the year-to-date period ended July 9, 2006, Perkins’ Company-operated restaurants have attained comparable annual sales growth of 2.6%. For the year-to-date period ended July 9, 2006, Marie Callender’s restaurants comparable annual sales decreased slightly by 0.2%.
SALE-LEASEBACK TRANSACTION
On June 29, 2005, we sold 67 Perkins’ restaurant properties to a subsidiary of Trustreet and simultaneously entered into a lease with Trustreet for each property for an initial term of 20 years and option terms for up to an additional 20 years. In conjunction with this transaction, we received net proceeds of $137,212,000. The total net book value of the assets sold was $62,042,000. One restaurant property was sold at a loss of $100,000. The remaining properties were sold for a gain of $75,270,000, which was deferred and amortized to income until September 21, 2005, the Acquisition Date. The balance of the deferred gain was eliminated in connection with the recording of purchase accounting adjustments as described in Note 5, “Acquisition.”

SUMMARY OF CRITICAL ACCOUNTING POLICIES
Refer to the consolidated financial statements in the Company’s Form 10-K for the fiscal year ended December 25, 2005 for a more complete presentation.
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a thorough process for reviewing the application of our accounting policies and for evaluating the appropriateness of the estimates that are required to prepare the financial statements of our Company. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.
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
Insurance Reserves
We are self-insured up to certain limits for costs associated with workers’ compensation claims, property claims and benefits paid under employee health care programs. At July 9, 2006 and December 25, 2005, we had total self-insurance accruals reflected in our balance sheet of approximately $9,384,000 and $8,779,000, respectively. The measurement of these costs required the consideration of historical loss experience and judgments about the present and expected levels of cost per claim. We account for the workers’ compensation costs primarily through actuarial methods, which develop estimates of the liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet date. We account for benefits paid under employee health care programs using historical lag information as the basis for estimating expenses incurred as of the balance sheet date. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. However, the use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved and the length of time until the ultimate cost is known. We believe that our recorded obligations for these expenses are consistently measured on an appropriate basis. Nevertheless, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities.

Long-Lived Assets
The restaurant industry is capital intensive. We capitalize the cost of improvements that extend the useful life of the asset. Repairs and maintenance costs that do not extend the useful life of the asset are expensed as incurred.
The depreciation of our capital assets over their estimated useful lives (or in the case of leasehold improvements, the lesser of their estimated useful lives or lease term), and the determination of any salvage values, require management to make judgments about future events. Because we utilize many of our capital assets over relatively long periods, we periodically evaluate whether adjustments to our estimated lives or salvage values are necessary. The accuracy of these estimates affects the amount of depreciation expense recognized in a period and, ultimately, the gain or loss on the disposal of the asset. Historically, gains and losses on the disposition of assets have not been significant. However, such amounts may differ materially in the future based on restaurant performance, technological obsolescence, regulatory requirements and other factors beyond our control.
Due to the fact that we have invested a significant amount in the construction or acquisition of new restaurants, we have risks that these assets will not provide an acceptable return on our investment and an impairment of these assets may occur. The accounting test for whether an asset held for use is impaired involves first comparing the carrying value of the asset with its estimated future undiscounted cash flows. If these cash flows do not exceed the carrying value, the asset must be adjusted to its current fair value. We periodically perform this test on each of our restaurants to evaluate whether impairment exists. Factors influencing our judgment include the age of the restaurant (new restaurants have significant start-up costs, which impede a reliable measure of cash flow), estimation of future restaurant performance and estimation of restaurant fair value. Due to the fact that we can specifically evaluate impairment on a restaurant-by-restaurant basis, we have historically been able to identify impaired restaurants and record the appropriate adjustment.
The future commitments for operating leases are not reflected as a liability on our balance sheet because the leases do not meet the accounting definition of capital leases. The determination of whether a lease is accounted for as a capital lease or an operating lease requires management to make estimates primarily about the fair value of the asset and its estimated economic useful life. We believe that we have a well-defined and controlled process for making this evaluation.
As of July 9, 2006, we had approximately $193,000,000 of goodwill and intangible assets on our balance sheet primarily resulting from the Acquisition. Accounting standards require that we review these intangible assets for impairment on at least an annual basis. The annual evaluation of intangible asset impairment, performed in the period following our year end, requires the use of estimates about the future cash flows of each of our reporting units to determine their estimated fair values. Changes in forecasted operations and changes in discount rates can materially affect these estimates. However, once an impairment of intangible assets has been recorded, it cannot be reversed.
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

RESULTS OF OPERATIONS:
Overview
Our revenues are derived primarily from the operation of restaurants, the sale of bakery products produced by our manufacturing facilities and franchise royalties. In order to ensure consistency and availability of Perkins’ proprietary products to each unit in the system, Foxtail offers cookie doughs, muffin batters, pancake mixes, pies and other food products to Company-operated Perkins’ restaurants and Perkins’ franchised restaurants through food service distributors. Sales to Company-operated restaurants are eliminated in the accompanying statements of operations. For the year-to-date period ended July 9, 2006, revenues from Perkins’ restaurants, Marie Callender’s restaurants, franchise operations, manufacturing and other accounted for 51.2%, 33.5%, 4.7%, 9.9% and 0.7% of total revenue, respectively. The following table sets forth the revenues, costs and expenses for items included in the consolidated statements of operations for the quarter and year-to-date periods ended July 9, 2006 and July 10, 2005.

	Successor	Predecessor	Successor	Predecessor
	Second Quarter	Second Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	July 9, 2006	July 10, 2005	July 9, 2006	July 10, 2005
Revenues:
Food sales	$129,507	$75,461	$290,122	$177,922
Franchise and other revenue	7,403	5,157	16,434	11,674

Total revenues	136,910	80,618	306,556	189,596

Costs and expenses:
Cost of sales (excluding depreciation shown below):
Food cost	37,854	21,207	86,209	51,882
Labor and benefits	42,828	25,964	95,630	60,614
Operating expenses	32,868	15,029	74,279	35,510
General and administrative	11,713	8,722	25,282	18,317
Transaction costs	1,736	—	2,290	—
Stock compensation	—	639	—	1,492
Depreciation and amortization	8,223	4,094	14,316	9,288
Interest, net	9,778	3,515	21,525	8,234
(Gain) loss on disposition of assets	(39)	362	(94)	236
Asset write-down	40	248	49	248
Lease termination	—	—	366	—
Gain on early extinguishment of debt	(12,581)	—	(12,581)	—
Other, net	599	(29)	544	(99)

Total costs and expenses	133,019	79,751	307,815	185,722

Income (loss) before income taxes and minority interests	3,891	867	(1,259)	3,874
Provision for income taxes	—	(644)	—	(1,486)
Minority interests	(95)	—	(169)	—

NET INCOME (LOSS)	$3,796	$223	$(1,428)	$2,388

Net income for the quarter ended July 9, 2006 was $3,796,000 compared to net income of $223,000 for the quarter ended July 10, 2005. Net loss for the year-to-date period ended July 9, 2006 was $1,428,000 compared to net income of $2,388,000 for the year-to-date period ended July 10, 2005.

Second Quarter Ended July 9, 2006 Compared to Second Quarter Ended July 10, 2005
Second quarter 2006 revenues and expenses increased over second quarter 2005, driven by the Merger of the Company and WRG on May 3, 2006. Because the Company and WRG were portfolio companies under common control of CHI, the Merger is not a business combination as defined in SFAS No. 141, Business Combinations. SFAS No. 141 requires that when accounting for a transfer of assets or exchanges of shares between entities under common control, the entity that receives the net assets or equity interests shall recognize the assets and liabilities transferred at their carrying amounts.
Revenues
Total revenues for the quarter ended July 9, 2006 were up $56,292,000 or 69.8% compared to the same period in the prior year. The increase over the second quarter of 2005 was due primarily to the inclusion of revenues of $55,316,000 from WRG. Total Perkins’ restaurant sales increased 0.8% or $503,000 over the prior year’s quarter primarily due to an increase in the average guest check.
Revenues from the manufacturing segment, included in food sales, in the quarter ended July 9, 2006 increased $3,006,000. The increase over the second quarter of 2005 was due primarily to the inclusion of revenues of $2,536,000 from WRG’s manufacturing division. Revenues from Foxtail in the quarter ended July 9, 2006 increased approximately 4.8% or $470,000 from the prior year’s quarter and constituted approximately 12.5% of Perkins’ total revenues.
Revenues from the franchise segments in the quarter ended July 9, 2006 increased $1,233,000. The increase over the second quarter of 2005 was due primarily to the inclusion of revenues of $1,230,000 from WRG’s franchise division. Perkins’ franchise revenue in the quarter ended July 9, 2006, composed primarily of franchise royalties and initial license fees, increased 0.1% over the same quarter in the prior year. Perkins’ royalty revenue of $5,092,000 was flat for the quarter ended July 9, 2006 compared to the same quarter in the prior year. Since July 10, 2005, Perkins’ franchisees have opened 9 restaurants and have closed 11 restaurants.
Costs and Expenses
Food cost:
In terms of total revenues, food cost increased 1.3 percentage points over the prior year’s quarter ended July 10, 2005. The increase resulted from the higher food cost, as a percentage of revenues, at Marie Callender’s as compared to Perkins. Marie Callender’s higher food cost is primarily due to its higher proportion of sales of lunch and dinner menu items versus the higher proportion of sales of breakfast menu items at Perkins. Generally, breakfast menu items have a lower food cost, relative to their sales price, than lunch and dinner menu items. Perkins’ restaurants’ food cost, as a percentage of restaurant sales, decreased 1.3 percentage points for the quarter, primarily due to the impact of increased menu prices. As a percentage of Foxtail sales, Foxtail food cost increased 2.3 percentage points for the quarter. The increase in Foxtail food cost is primarily due to commodity cost increases and shifts in sales mix.
Labor and benefits:
Labor and benefits expense, as a percentage of total revenues, decreased 0.9 percentage points from the prior year’s quarter. Marie Callender’s labor and benefit expense, as a percentage of Marie Callender’s revenues, for the quarter ended July 9, 2006 was slightly below the labor and benefit percentage for

Perkins for the same quarter. The overall decrease is primarily due to the favorable impact at Perkins’ restaurants of increased menu prices, partially offset by an increase in the average wage rate, driven by minimum wage increases in two key markets for Perkins’ restaurants. On May 1, 2005, Florida increased its minimum wage rate from $5.15 to $6.15. On August 1, 2005, Minnesota increased its minimum wage rate from $5.15 to $6.15. Foxtail labor costs, as a percentage of Foxtail sales, decreased 1.4% as compared to the prior year’s quarter.
Federal and state minimum wage laws impact the wage rates of the Company’s hourly employees. Certain states do not allow tip credits for servers, which results in higher payroll costs, as well as greater exposure to increases in minimum wage rates. In the past, the Company has been able to offset increases in labor costs through selective menu price increases and improvements in labor productivity. However, there is no assurance that future increases can be mitigated through raising menu prices or improving productivity.
Operating expenses:
Expressed as a percentage of total revenues, operating expenses increased 5.4 percentage points compared to the prior year’s quarter. The increase is primarily due to Perkins’ Sale-Leaseback Transaction and the related increased rent expense of approximately $3,000,000. The increase is also due to the inclusion of WRG’s operating expenses in the quarter ended July 9, 2006. Operating expenses at Marie Callender’s restaurants have increased the total Company percentage by approximately 2 percentage points.
General and administrative:
General and administrative expenses, as a percentage of total revenues, decreased 2.3 percentage points from the prior year’s quarter primarily due to headcount reductions at both the Company and WRG. These expense reductions are partially offset by the CHI management fee expense of $658,000.
Depreciation and amortization:
For the quarter ended July 9, 2006, depreciation and amortization expense increased $4,129,000 as compared to the same quarter in 2005. The increase is due primarily to $3,236,000 of depreciation related to the step-up of depreciable assets, which resulted from a change in estimate driven by the appraisal of fixed assets as of the Acquisition Date. The increase over the second quarter of 2005 is also due to the inclusion of expenses of $1,986,000 from WRG. These increases are partially offset by the reduction of depreciable assets as a result of the Sale-Leaseback Transaction.
Interest, net:
Interest, net increased $6,263,000 from the same quarter in 2005, primarily due to the inclusion of WRG’s interest expense of $3,556,000, which includes a write-off of deferred financing costs of $1,028,000, and is also due to the increase of average debt outstanding for the quarter ended July 9, 2006.
Gain/loss on disposition of assets and Asset write-down:
During the quarter ended July 9, 2006, the Company recorded a net gain of approximately $39,000, primarily related to the sale of one property.
During the second quarter ended July 10, 2005, the Company moved one leased Company-operated restaurant to a new facility in conjunction with an exchange transaction consummated by the landlord. In conjunction with the move, the Company recorded a loss of approximately $262,000 on assets abandoned at the old location. Additionally, the Company recorded a loss of $100,000 related to one property sold in the Sale-Leaseback Transaction. See Note 13, “Sale-Leaseback Transaction” for additional details. The Company also incurred an impairment loss of $248,000 to write-down the net book value of a property to its net realizable value.
Gain on extinguishment of debt:
The Company recognized a gain of $12,581,000 on its extinguishment of certain debt and related accrued interest due to the Company’s successful negotiation of concessions.

Provision for income taxes:
The effective tax provision rate for the second quarter ended July 9, 2006 was 0.0% as compared to an effective tax provision rate of 74.3% for the second quarter ended July 10, 2005. The change in the effective rate is primarily due to a valuation allowance for deductible temporary differences and net operating loss and credit carryforwards generated during 2006. For 2005 the effective interim rate was higher than the U.S. federal tax rate primarily due to deductible losses incurred in executing the sale of RHC to TRC Holding Corp. and credits resulting from excess FICA taxes paid on server tip income that exceeded minimum wage, partially offset by the taxable gains recognized in conjunction with the Sale-Leaseback Transaction. We anticipate an effective tax rate of 0.0% for fiscal year 2006.
Year-to-Date Period Ended July 9, 2006 Compared to Year-to-Date Period Ended July 10, 2005
Year-to-date 2006 revenues and expenses increased over year-to-date 2005, driven by the Merger of the Company and WRG on May 3, 2006. Because the Company and WRG were portfolio companies under common control of CHI, the Merger is not a business combination as defined in SFAS No. 141. SFAS No. 141 requires that when accounting for a transfer of assets or exchanges of shares between entities under common control, the entity that receives the net assets or equity interests shall recognize the assets and liabilities transferred at their carrying amounts.
Revenues
Total revenues for the year-to-date period ended July 9, 2006 were up $116,960,000 or 61.7% compared to the same period in the prior year. The increase over the year-to-date period of 2005 was due primarily to the inclusion of revenues of $113,351,000 from WRG. Total Perkins’ restaurant sales increased 2.1% or $3,211,000 over the prior year-to-date period primarily due to an increase in the average guest check.
Revenues from the manufacturing segment, included in Food sales, for the year-to-date ended July 9, 2006 increased $6,175,000. The increase over the same period of 2005 was due primarily to the inclusion of revenues of $5,913,000 from WRG’s manufacturing division. Revenues from Foxtail for the year-to-date period ended July 9, 2006 increased approximately 1.1% or $262,000 over the prior year-to-date period and constituted approximately 12.6% of Perkins’ total revenues.
Revenues from the franchise segments year-to-date ended July 9, 2006 increased $2,642,000. The increase over the same period of 2005 was due primarily to the inclusion of revenues of $2,507,000 from WRG’s franchise division. Perkins’ franchise revenue for the year-to-date period ended July 9, 2006, composed primarily of franchise royalties and initial license fees, increased 1.2% over the same period in the prior year. The increase was due mainly to a first quarter termination fee of $158,000 charged for the early termination of a franchise agreement. Perkins’ royalty revenue of $11,508,000 was flat for the year-to-date period ended July 9, 2006 compared to the same period in the prior year. Since July 10, 2005, Perkins’ franchisees have opened 9 restaurants and have closed 11 restaurants.
Costs and Expenses
Food cost:
In terms of total revenues, food cost increased 0.8 percentage points over the prior year-to-date period ended July 10, 2005. The increase resulted from the higher food cost, as a percentage of revenues, at Marie Callender’s as compared to Perkins. Marie Callender’s higher food cost is primarily due to its higher proportion of sales of lunch and dinner menu items versus the higher proportion of sales of breakfast menu items at Perkins. Generally, breakfast menu items have a lower food cost, relative to their sales price, than lunch and dinner menu items. Perkins’ restaurants’ food cost, as a percentage of restaurant sales, decreased 1.2 percentage points for the year-to-date period primarily due to the impact of increased menu prices. As a percentage of Foxtail sales, Foxtail food cost increased 0.1 percentage points for the year-to-date period.
Labor and benefits:
Labor and benefits expense, as a percentage of total revenues, decreased 0.8 percentage points from the prior year-to-date period. Marie Callender’s labor and benefit expense, as a percentage of Marie Callender’s revenues, for the year-to-date ended July 9, 2006 was slightly above the labor and benefit percentage for Perkins for the same period. The overall decrease is primarily due to the favorable impact at Perkins’ restaurants of increased menu prices, partially offset by an increase in the average wage rate, driven by minimum wage increases in two key markets for Perkins’ restaurants. On May 1, 2005, Florida increased its minimum wage rate from $5.15 to $6.15. On August 1, 2005, Minnesota increased its minimum wage rate from $5.15 to $6.15. Foxtail labor costs, as a percentage of Foxtail sales, decreased 1.0% as compared to the same period in the prior year.
Federal and state minimum wage laws impact the wage rates of the Company’s hourly employees. Certain states do not allow tip credits for servers, which results in higher payroll costs, as well as greater exposure to increases in minimum wage rates. In the past, the Company has been able to offset increases in labor costs through selective menu price increases and improvements in labor productivity. However, there is no assurance that future increases can be mitigated through raising menu prices or improving productivity.
Operating expenses:
Expressed as a percentage of total revenues, operating expenses increased 5.5 percentage points compared to the prior year-to-date period. The increase is primarily due to Perkins’ Sale-Leaseback Transaction and the related increased rent expense of approximately $7,000,000. The increase is also due to the inclusion of WRG’s operating expenses in the year-to-date ended July 9, 2006. Operating expenses at Marie Callender’s restaurants increased the total Company percentage by approximately 1.5 percentage points. Perkins’ franchise segment operating expenses decreased approximately 0.1 percentage points, while Foxtail operating expenses increased approximately 0.2 percentage points, primarily due to a $270,000 increase in overhead expenses.
General and administrative:
General and administrative expenses, as a percentage of total revenues, decreased 1.4 percentage points from the prior year-to-date period, primarily due to headcount reductions at both the Company and WRG. These expense reductions are partially offset by the CHI management fee expense of $1,739,000.
Depreciation and amortization:
For the year-to-date period ended July 9, 2006, depreciation and amortization expense increased $5,028,000 as compared to the same period in 2005. The increase is due primarily to $3,236,000 of depreciation related to the step-up of depreciable assets, which resulted from a change in estimate driven by the appraisal of fixed assets as of the Acquisition Date. The increase over the same period of 2005 is also due to the inclusion of expenses of $3,990,000 from WRG. These increases are partially offset by the reduction of depreciable assets as a result of the Sale-Leaseback Transaction.
Interest, net:
Interest, net increased $13,291,000 from the same period in 2005, primarily due to the inclusion of WRG’s interest expense of $9,126,000, which includes a write-off of deferred financing costs of $1,028,000, and due to the increase of average debt outstanding for the quarter ended July 9, 2006. The increase is partially offset by lower average interest rates.

Gain/loss on disposition of assets and Asset write-down:
During the quarter ended July 9, 2006, the Company recorded a net gain of approximately $39,000, primarily related to the sale of one property.
During the first quarter ended April 16, 2006, the Company recorded a net gain of approximately $55,000, primarily related to the sale of one property.
TRC Realty leased an aircraft for use by the Company. In accordance with the terms of the lease, TRC Realty was required to pay a termination value to the lessor upon termination of the lease. During the year-to-date period ended April 16, 2006, TRC Realty terminated its lease for the corporate aircraft. As a result, the Company recorded a net loss of $366,000 for the expenses related to the termination of the corporate aircraft lease.
During the second quarter ended July 10, 2005, the Company moved one leased Company-operated restaurant to a new facility in conjunction with an exchange transaction consummated by the landlord. In conjunction with the move, the Company recorded a loss of approximately $262,000 on assets abandoned at the old location. Additionally, the Company recorded a loss of $100,000 related to one property sold in the Sale-Leaseback Transaction. See Note 13, “Sale-Leaseback Transaction” for additional details. The Company also incurred an impairment loss of $248,000 to write-down the net book value of a property to its net realizable value.
During the sixteen-week period ended April 17, 2005, the Company sold one Company-operated restaurant to a franchisee and recorded a net gain on the sale of approximately $126,000. Related to the sale, the Company received a cash payment of $30,000 and a note from the franchisee of $120,000.
Gain on extinguishment of debt:
The Company recognized a gain of $12,581,000 on its extinguishment of certain debt and related accrued interest due to the Company’s successful negotiation of concessions.
Provision for income taxes:
The effective tax rate for the year-to-date period ended July 9, 2006 was 0.0% as compared to an effective tax provision rate of 38.4% for the year-to-date period ended July 10, 2005. The change in the effective rate is primarily due to a valuation allowance for deductible temporary differences and net operating loss and credit carryforwards generated during 2006. For 2005 the effective interim rate was higher than the U.S. federal tax rate primarily due to deductible losses incurred in executing the sale of RHC to TRC Holding Corp. and credits resulting from excess FICA taxes paid on server tip income that exceeds minimum wage, partially offset by the taxable gains recognized in conjunction with the Sale-Leaseback Transaction. We anticipate an effective tax rate of 0.0% for fiscal year 2006.

CAPITAL RESOURCES AND LIQUIDITY:
Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. As of July 9, 2006, we had approximately $295,000,000 of debt outstanding from the 10% Senior Notes, the Credit Agreement and capital lease obligations. We expect to be able to meet our liquidity requirements for the next twelve months through cash provided by operations and through borrowings available under our Credit Agreement.
Our Credit Agreement consists of the following: (1) under the Revolver, a five-year revolving credit facility of up to $40,000,000, including a sub-facility for letters of credit in an amount not to exceed $25,000,000 and a sub-facility for swingline loans in an amount not to exceed $5,000,000; and (2) under the Term Loan, a seven-year term loan credit facility not to exceed $100,000,000. Approximately $25,833,000 is available for borrowing under the Revolver after giving effect to approximately $14,167,000 of letters of credit outstanding as of July 9, 2006.
Capital expenditures consisted primarily of equipment purchases for Foxtail, capital improvements and costs related to remodels of existing restaurants. The following table summarizes capital expenditures for the year-to-date period ended July 9, 2006 and July 10, 2005:

	Year-to-Date	Year-to-Date
	Ended	Ended
	July 9, 2006	July 10, 2005
	(in thousands)
New restaurants	$742	$—
Capital improvements	3,493	2,340
Remodeling	3,324	344
Manufacturing	327	482
Other	53	1,145

Total capital expenditures	$7,939	$4,311

Our capital expenditure budget for fiscal 2006 is $12,700,000 for Perkins and $9,200,000 for Marie Callender’s. The primary sources of funding for these expenditures are expected to be cash provided by operations and borrowings from the Revolver. Capital spending could vary significantly from planned amounts as certain of these expenditures are discretionary in nature.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS:
Cash Contractual Obligations
The following table represents our contractual commitments associated with our debt and other obligations as of July 9, 2006 (in thousands):

	Remainder
	of
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2006	2007	2008	2009	2010	Thereafter	Total
Contractual Obligations
10% Senior Notes	—	—	—	—	—	190,000	190,000
Term Loan	500	1,000	1,000	1,000	1,000	95,500	100,000
Revolver	—	—	—	—	—	—	—
Capital lease obligations	896	1,509	1,260	1,110	1,007	28,379	34,161
Operating leases	17,662	33,108	31,795	29,186	27,447	276,551	415,749
Interest on indebtedness (1)	12,462	27,000	27,000	27,000	27,000	70,917	191,379
Purchase commitments	19,962	11,148	2,431	1,255	133	—	34,929
Management fee	10,779	1,777	1,777	1,777	1,777	2,270	20,157

Total contractual obligations	$62,261	$75,542	$65,263	$61,328	$58,364	$663,617	$986,375

(1)	Represents interest expense using the interest rate of 10.0% on the $190,000,000 of 10% Senior Notes and 8.0% on the $100,000,000 Term Loan and assumes no borrowings are drawn under our Revolver. Excludes fees on any letters of credit that may be issued under our Credit Agreement.
As of July 9, 2006, we have approximately $14,167,000 of letters of credit outstanding under our Revolver. These letters of credit are primarily utilized in conjunction with our workers’ compensation program. Total minimum lease payments under capital leases are $34,161,000, of which approximately $26,777,000 represents interest.
Additionally, the Company has arrangements with several different parties to whom territorial rights were granted in exchange for specified payments. The Company makes specified payments to those parties based on a percentage of gross sales from certain restaurants and for new restaurants opened within those geographic regions. During the quarter and year-to-date ended July 9, 2006, we paid and expensed an aggregate of approximately $614,000 and $1,396,000, respectively, under such arrangements.

Three such arrangements are currently in effect. Of these, one expires in the year 2075, one expires upon the death of the beneficiary, and the remaining arrangement remains in effect as long as we operate Perkins in certain states.
RECENT ACCOUNTING PRONOUNCEMENTS:
In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertain income tax positions accounted for in accordance with SFAS No. 109. The interpretation stipulates recognition and measurement criteria in addition to classification and interim period accounting and significantly expanded disclosure provisions for uncertain tax positions that are expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact of the adoption of FIN 48 on its financial statements.
In December 2004, the FASB issued SFAS No. 123(R). This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. However, this statement provides certain exceptions to that measurement method if it is not possible to reasonably estimate the fair value of an award at the grant date. A nonpublic entity also may choose to measure its liabilities under share-based payment arrangements at intrinsic value. The statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from nonemployees in share-based payment transactions. This statement became effective for us with the beginning of the 2006 fiscal year. The implementation of the statement had no effect on our financial position, results of operations or cash flows as we have no stock-based compensation.
IMPACT OF INFLATION:
We do not believe that our operations are affected by inflation to a greater extent than are the operations of others within the restaurant industry. In the past, we have generally been able to offset the effects of inflation through selective menu price increases.
INFORMATION CONCERNING FORWARD LOOKING STATEMENTS:
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements, written, oral or otherwise made, may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will,” or the negative thereof or other variations thereon or comparable terminology.
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
Interest Rate Risk. Our primary market risk is interest rate exposure with respect to our floating rate debt. Our Credit Agreement may require us to employ a hedging strategy through derivative financial instruments to reduce the impact of adverse changes in interest rates. We do not plan to hold or issue derivative instruments for trading purposes. In the future, we may enter into other interest rate swaps to manage the risk of our exposure to market rate fluctuations. As of July 9, 2006, our Credit Agreement will permit borrowing of up to approximately $25,833,000 (after giving effect to $14,167,000 in letters of credit outstanding as of July 9, 2006). For the twelve months ended July 9, 2006, after giving effect to the Credit Agreement, which carries a variable interest rate, a 100 basis point change in interest rate (assuming $40,000,000 was outstanding under this Credit Agreement) would have impacted us by $400,000.
Foreign Currency Exchange Rate Risk. We conduct foreign operations in Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated and other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of July 9, 2006, to be material.
Commodity Price Risk. Many of the food products and other operating essentials purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are beyond our control. Our supplies and raw materials are available from several sources and we are not dependent upon any single source for these items. If any existing suppliers fail, or are unable to deliver in quantities required by us, we believe that there are sufficient other quality suppliers in the marketplace such that our sources of supply can be replaced as necessary. At times we enter into purchase contracts of one year or less or purchase bulk quantities for future use of certain items in order to control commodity-pricing risks. Certain significant items that could be subject to price fluctuations are beef, pork, coffee, eggs, dairy products, wheat products and corn products. We believe that we will be able to pass through increased commodity costs by adjusting menu pricing in most cases. However, we believe that any changes in commodity pricing that cannot be offset by changes in menu pricing or other product delivery strategies would not be material.
ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of disclosure controls and procedures.
     Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of July 9, 2006. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     (b) Changes in internal controls.
     On May 3, 2006, the Company completed the Merger with WRG. The Company is in the process of integrating the WRG operations and is currently conducting control reviews pursuant to the Sarbanes-Oxley Act of 2002. Excluding the effects of the WRG Merger, there have been no changes in our internal controls over financial reporting during the quarter ended July 9, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. See Note 6 to our Condensed Consolidated Financial Statements included in Item 1 for discussion of the Merger and related financial data.

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
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

PERKINS & MARIE CALLENDER’S INC.

DATE: August 25, 2006	BY:	/s/ James W. Stryker
James W. Stryker
Chief Financial Officer