Form 10-Q
period 2006-10-01
PERKINS & MARIE CALLENDER'S INC
filed 2006-11-15
CIK 1047040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ___________.
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
Indicate ☑ by whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑
Indicate by ☑ whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:
Large accelerated filer ☐                   Accelerated filer ☐                   Non-accelerated filer ☑
Indicate by ☑ whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of October 1, 2006: 10,820.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PERKINS & MARIE CALLENDER’S INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Successor
	Third Quarter	Successor	Predecessor
	Ended	September 22, 2005 -	July 11, 2005 -
	October 1, 2006	October 2, 2005	September 21, 2005
REVENUES:
Food sales	$127,066	$14,737	$65,524
Franchise and other revenue	7,171	926	4,669

Total revenues	134,237	15,663	70,193

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	37,412	5,865	18,094
Labor and benefits	43,651	4,918	21,738
Operating expenses	33,588	1,837	17,928
General and administrative	10,914	1,008	6,885
Transaction costs	3,225	867	4,632
Stock compensation	—	—	7,433
Depreciation and amortization	5,449	638	2,528
Interest, net	6,923	1,141	5,146
(Gain) loss on disposition of assets	5	1	(754)
Asset write-down	88	—	—
Other, net	489	40	(115)

Total costs and expenses	141,744	16,315	83,515

Loss before income taxes and minority interests	(7,507)	(652)	(13,322)
(Provision for) benefit from income taxes	(324)	115	5,897
Minority interests	(23)	(4)	—

NET LOSS	$(7,854)	$(541)	$(7,425)

The accompanying notes are an integral part of these consolidated statements.

PERKINS & MARIE CALLENDER’S INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Successor
	Year-to-Date	Successor	Predecessor
	Ended	September 22, 2005 -	December 27, 2004 -
	October 1, 2006	October 2, 2005	September 21, 2005
REVENUES:
Food sales	$417,188	$14,737	$243,446
Franchise and other revenue	23,605	926	16,343

Total revenues	440,793	15,663	259,789

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	123,621	5,865	69,976
Labor and benefits	141,834	4,918	82,352
Operating expenses	105,962	1,837	53,438
General and administrative	36,196	1,008	23,711
Transaction costs	5,513	867	4,632
Stock compensation	—	—	8,925
Depreciation and amortization	19,764	638	11,816
Interest, net	28,448	1,141	13,380
(Gain) loss on disposition of assets	(89)	1	(518)
Asset write-down	137	—	248
Lease termination	366	—	—
Gain on extinguishment of debt	(12,581)	—	—
Other, net	388	40	(214)

Total costs and expenses	449,559	16,315	267,746

Loss before income taxes and minority interests	(8,766)	(652)	(7,957)
(Provision for) benefit from income taxes	(324)	115	3,817
Minority interests	(192)	(4)	—

NET LOSS	$(9,282)	$(541)	$(4,140)

The accompanying notes are an integral part of these consolidated statements.

PERKINS & MARIE CALLENDER’S INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	Successor	Successor
	October 1, 2006	December 25, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,358	$3,988
Restricted cash	8,203	8,225
Receivables, less allowances for doubtful accounts	17,260	16,108
Inventories, net	11,925	11,328
Prepaid expenses and other current assets	6,902	4,333
Escrow deposits	5,022	18,162
Deferred income taxes	—	2,845

Total current assets	53,670	64,989

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization	92,167	78,515
INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS	157	311
GOODWILL	141,153	154,049
INTANGIBLE ASSETS, net of accumulated amortization	46,651	48,088
OTHER ASSETS	13,857	14,171

	$347,655	$360,123

The accompanying notes are an integral part of these consolidated statements.

PERKINS & MARIE CALLENDER’S INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par and share amounts)

	Successor	Successor
	October 1, 2006	December 25, 2005
LIABILITIES AND STOCKHOLDER’S INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$23,013	$21,814
Accrued expenses	59,867	64,571
Franchise advertising contributions	5,353	4,752
Current maturities of long-term debt and capital lease obligations	4,781	3,311

Total current liabilities	93,014	94,448

CAPITAL LEASE OBLIGATIONS, less current maturities	6,405	6,939
LONG-TERM DEBT, less current maturities	286,557	293,138
DEFERRED INCOME TAXES	326	12,573
DEFERRED RENT	9,298	7,440
OTHER LIABILITIES	7,545	5,238

MINORITY INTEREST IN CONSOLIDATED PARTNERSHIPS	75	177

STOCKHOLDER’S INVESTMENT:
Common stock, $.01 par value, 100,000 shares authorized, 10,820 issued and outstanding	1	1
Additional paid-in capital	136,131	123,907
Notes secured by stock	—	(1,308)
Other comprehensive income	29	14
Accumulated deficit	(191,726)	(182,444)

Total stockholder’s investment	(55,565)	(59,830)

	$347,655	$360,123

The accompanying notes are an integral part of these consolidated statements.

PERKINS & MARIE CALLENDER’S INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Successor
	Third Quarter	Successor	Predecessor
	Ended	September 22, 2005 -	July 11, 2005 -
	October 1, 2006	October 2, 2005	September 21, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,854)	$(541)	$(7,425)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,449	638	2,528
Amortization of discount	75	—	—
Other non-cash income and expense items	69	(68)	2,002
(Gain) loss on disposition of assets	5	1	(754)
Asset write-down	88	—	—
Minority interests	23	(4)	—
Equity in net loss of unconsolidated partnerships	45	—	—
Net changes in operating assets and liabilities	445	2,598	(14,073)

Total adjustments	6,199	3,165	(10,297)

Net cash provided by (used in) operating activities	(1,655)	2,624	(17,722)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(5,383)	(476)	(1,960)
Acquisition of predecessor’s business	—	(224,972)	—
Deposit with trustee returned	—	—	152,693
Proceeds from sale of assets	—	50	—

Net cash used in (provided by) investing activities	(5,383)	(225,398)	150,733

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(225)	(19)	(76)
Payments on long-term debt	(254)	(4,000)	(148,009)
Proceeds from long-term debt	3,000	190,440	4,000
Debt issuance costs	—	(9,163)	—
Proceeds for stock option redemption	—	—	9,645
Distributions to minority partners	(80)	—	—
Capital contribution from parent	—	44,107	—

Net cash provided by (used in) financing activities	2,441	221,365	(134,440)

Net decrease in cash and cash equivalents	(4,597)	(1,409)	(1,429)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	8,955	6,909	5,699

Balance, end of period	$4,358	$5,500	$4,270

The accompanying notes are an integral part of these consolidated statements.

PERKINS & MARIE CALLENDER’S INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Successor
	Year-to-Date	Successor	Predecessor
	Ended	September 22, 2005 -	December 27 , 2004 -
	October 1, 2006	October 2, 2005	September 21, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,282)	$(541)	$(4,140)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,764	638	11,816
Amortization of discount	248	—	—
Other non-cash income and expense items	6,481	(68)	2,417
Gain on extinguishment of debt	(12,581)	—	—
(Gain) loss on disposition of assets	(89)	1	(518)
Asset write-down	137	—	248
Minority interests	192	(4)	—
Equity in net loss of unconsolidated partnerships	154	—	—
Net changes in operating assets and liabilities	(4,524)	2,598	(18,620)

Total adjustments	9,782	3,165	(4,657)

Net cash provided by (used in) operating activities	500	2,624	(8,797)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(13,322)	(476)	(6,271)
Acquisition of predecessor’s business	—	(224,972)	—
Proceeds from sale of assets	1,547	50	137,228

Net cash used in (provided by) investing activities	(11,775)	(225,398)	130,957

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(664)	(19)	(254)
Payments on long-term debt	(105,615)	(4,000)	(148,009)
Proceeds from long-term debt	108,341	190,440	4,000
Debt issuance costs	(2,720)	(9,163)	—
Proceeds for stock option redemption	—	—	9,645
Distributions to minority partners	(242)	—	—
Capital contribution from parent	12,545	44,107	—

Net cash provided by (used in) financing activities	11,645	221,365	(134,618)

Net increase (decrease) in cash and cash equivalents	370	(1,409)	(12,458)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	3,988	6,909	16,728

Balance, end of period	$4,358	$5,500	$4,270

The accompanying notes are an integral part of these consolidated statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S INVESTMENT
(unaudited)
(in thousands)

				Accumulated
		Additional		Other	Retained
	Common	Paid-in	Note	Comprehensive	Earnings
	Stock	Capital	Receivable	Income	(Deficit)	Total
Successor:
Balance at December 25, 2005	$1	$123,907	$(1,308)	$14	$(182,444)	$(59,830)
Capital contribution	—	12,545	—	—	—	12,545
Net loss	—	—	—	—	(9,282)	(9,282)
Foreign currency translation adjustment	—	—	—	15	—	15

Total comprehensive loss						(9,267)
Note forgiveness	—	(321)	1,308	—	—	987

Balance at October 1, 2006	$1	$136,131	$—	$29	$(191,726)	$(55,565)

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
On May 3, 2006, pursuant to a stock purchase agreement (the “Stock Purchase Agreement”), WRG became a direct wholly-owned subsidiary of the Company (the “Merger”). Pursuant to the Stock Purchase Agreement, the Company purchased all of the outstanding stock of WRG, and the shareholders of WRG received equity interests in TRC Holding LLC in exchange for their WRG stock. From September 21, 2005 through May 3, 2006, both the Company and WRG were portfolio companies, under common control of Castle Harlan, Inc. (“CHI”), the New York-based private equity investment firm; therefore, the financial statements of both entities are presented retroactively on a consolidated basis, in a manner similar to a pooling of interest, from September 21, 2005, the first date at which both companies were under common control (the successor financial statements). This transaction is described more fully in Note 6, “Merger of Companies Under Common Control.”
(2) Basis of Presentation
The condensed consolidated interim financial statements included in this report are prepared by the Company without audit in accordance with U.S. generally accepted accounting principles. In the opinion of the Company’s management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve royalty revenue recognition and provisions for uncollectible accounts, asset impairments and valuation adjustments and accounting for income taxes.
The results of operations for the interim period ended October 1, 2006 are not necessarily indicative of operating results for the full year. The consolidated interim financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s 2005 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2006.
Prior to the Merger on May 3, 2006, TRC and WRG were separate entities under the common control of CHI, as defined in Emerging Issues Task Force Issue No. 02-5, Definition of “Common Control” in Relation to FASB Statement No. 141. As a result of the Merger, the financial statements of these entities are presented retroactively on a consolidated basis, in a manner similar to a pooling of interest, as of September 21, 2005, the first date on which both companies were under common control and include the results of operations of each company for all periods presented after such date (the successor financial statements). The quarter and year-to-date periods ended October 1, 2006 are defined as “Successor.” The periods through September 21, 2005 are defined as “Predecessor” and represent the historical operations of TRC. The period that began September 22, 2005 and ended October 2, 2005 is defined as “Successor.”
(3) Accounting Reporting Period
The Company’s fiscal year consists of twelve four-week periods and one five-week period ending on the last Sunday in December. The first quarter each year will include four four-week periods. The second and third quarters include three four-week periods, and the fourth quarter includes two four-week periods and one five-week period. The first, second and third quarters of 2006 ended April 16, July 9 and October 1, respectively. The fourth quarter of 2006 will end on December 31.
WRG’s fiscal year consists of twelve periods. Each quarter consists of two four-week periods and one five-week period. The first, second and third quarters of 2006 ended March 30, June 29 and September 28, respectively. The fourth quarter of 2006 will end on December 31.
For purposes of this Quarterly Report on Form 10-Q, the term “Third Quarter Ended October 1, 2006” has been defined to represent the Company’s third quarter ended October 1, 2006 combined with WRG’s third quarter ended September 28, 2006. The term “Year-to-Date Ended October 1, 2006” has been defined to represent the Company’s year-to-date results through October 1, 2006 combined with WRG’s year-to-date results through September 28, 2006.
Beginning with fiscal year 2007, the Company and WRG will operate under the Company’s reporting calendar, using thirteen four-week periods ending on the last Sunday in December.
(4) Comprehensive Income
Comprehensive income consists of net income or loss plus the change in the foreign currency translation adjustment. Total comprehensive loss for the successor quarter ended October 1, 2006 was $7,851,000 compared to total comprehensive loss of $7,442,000 for the predecessor period July 11, 2005 through September 21, 2005 and total comprehensive loss of $554,000 for the successor period September 22, 2005 through October 2, 2005. Total comprehensive loss for the successor year-to-date period ended October 1, 2006 was $9,267,000 compared to total comprehensive loss of $4,156,000 for the predecessor year-to-date period December 27, 2004 through September 21, 2005 and total comprehensive loss of $554,000 for the successor period September 22, 2005 through October 2, 2005.
(5) Acquisition
The Acquisition has been accounted for using the purchase method. The purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of Acquisition. The Company has determined estimated fair values after review and consideration of relevant information, including discounted cash flow analyses, quoted market prices and the Company’s own estimates. Since December 25, 2005, goodwill has decreased by approximately $12,896,000 primarily related to additional adjustments of the purchase price allocation, including the step-up of fixed assets.
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
The Company placed in escrow certain amounts at the closing of the Acquisition. These amounts included $5,000,000 for general indemnification, $11,113,000 for taxes payable as a result of the sale-leaseback transaction (the “Sale-Leaseback Transaction”) (see Note 12, “Sale-Leaseback Transaction” for more information), $5,000,000 related to the earnout contained in the stock purchase agreement and $1,000,000 for the purchase price adjustment, if needed, contained in the stock purchase agreement. As of October 1, 2006, the only remaining amount in escrow was $5,000,000 for general indemnification and $22,000 for taxes payable. Disbursements, to the sellers or third parties, from the escrow for the earnout calculation and the purchase price adjustment have been recorded as adjustments to goodwill. In conjunction with the Acquisition and consistent with the remaining balance of the general indemnification escrow, as of October 1, 2006, a liability of $5,000,000 is recorded in Accrued expenses on the Consolidated Balance Sheets.

(6) Merger of Companies Under Common Control
On May 3, 2006, the Merger with WRG, the owner of the Marie Callender’s Restaurant and Bakery restaurant chain, was completed pursuant to the Stock Purchase Agreement and WRG became a direct wholly-owned subsidiary of the Company. The consideration under the Stock Purchase Agreement was paid to WRG stockholders in the form of equity interests in TRC Holding LLC, the Company’s indirect parent.
In connection with the Merger, the Company repaid the outstanding indebtedness of WRG in the amount of approximately $101,000,000 and assumed capital lease obligations of WRG in the amount of approximately $7,000,000. The Company obtained funds for the repayment of WRG’s outstanding indebtedness from a $140,000,000 amended and restated credit agreement, described in Note 13, “Long-Term Debt.” The Company recognized a gain of $12,581,000 on its extinguishment of certain debt and related accrued interest due to the Company’s successful negotiation of concessions.
Also, at the time of the Merger, certain notes issued by particular WRG stockholders in favor of WRG which were secured by outstanding stock of WRG were forgiven in exchange for a reduction in the total number of TRC Holding LLC equity units to be transferred to such WRG stockholders. In conjunction with the forgiveness, previously accrued interest income on the notes of $489,000 was forgiven and expensed, and the difference between the fair value of the original WRG shares and the reduction in TRC Holding LLC equity units to be exchanged, $321,000, was also expensed.
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

	Third Quarter	Year-to-Date
	Ended	Ended
(in thousands):	October 2, 2005	October 2, 2005
Net sales	$133,559	$438,904
Loss before income taxes and minority interests	(2,865)	(12,579)
Net loss	(2,905)	(12,797)
The pro forma financial information does not necessarily reflect the operating results that would have occurred had the Acquisition, the Merger and the Sale-Leaseback Transaction been consummated as of the beginning of the periods presented, nor is such information indicative of future operating results.
The risk factors associated with this transaction are incorporated by reference to the information under the caption “Risk Factors” in Item 1a of the Company’s Form 10-K for the fiscal year ended December 25, 2005 and under the captions “Risk Factors-Risks Related to the New Notes and Our Indebtedness” and “Risk Factors-Risks Relating to Our Business” in the Company’s S-4, filed with the SEC on January 12, 2006.
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
During the third quarter of 2006, the Company entered into two agreements to lease two Perkins restaurants from a former franchisee. Both leases have been accounted for as operating leases with initial terms of 20 years and base rent payments totalling $4,700,000. Currently, the franchisee does not operate a Perkins restaurant or a Marie Callender’s restaurant.
(8) Gain/Loss on Disposition of Assets and Lease Termination
TRC Realty leased an aircraft for use by the Company. In accordance with the terms of the lease, TRC Realty was required to pay a termination value to the lessor upon termination of the lease. During the first quarter ended April 16, 2006, TRC Realty terminated its lease for the corporate aircraft. As a result, the Company recorded a net loss of $366,000 for the expenses related to the termination of the corporate aircraft lease.

In the predecessor period of the third quarter of 2005, the gain on disposition of assets includes amortization of $754,000 of the $75,270,000 gain deferred in conjunction with the completion of the Sale-Leaseback Transaction described in Note 12.
(9) Supplemental Cash Flow Information
The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the third quarter and year-to-date periods of 2006 and 2005, consists of the following (in thousands):

	Successor
	Third Quarter	Successor	Predecessor
	Ended	September 22, 2005 -	July 11, 2005 -
	October 1, 2006	October 2, 2005	September 21, 2005
(Increase) Decrease in:
Receivables	$(1,670)	$(1,905)	$1,832
Inventories	361	131	736
Prepaid expenses and other current assets	(955)	537	1,454
Other assets	418	9,072	(33,717)

Increase (Decrease) in:
Accounts payable	3,569	(1,509)	4,880
Accrued expenses	(2,098)	(9,670)	8,886
Other liabilities	820	5,942	1,856

	$445	$2,598	$(14,073)

	Successor
	Year-to-Date	Successor	Predecessor
	Ended	September 22, 2005 -	December 27 , 2004 -
	October 1, 2006	October 2, 2005	September 21, 2005
(Increase) Decrease in:
Receivables	$(660)	$(1,905)	$1,661
Inventories	(597)	131	(781)
Prepaid expenses and other current assets	(569)	537	(667)
Other assets	(211)	9,072	(33,895)

Increase (Decrease) in:
Accounts payable	1,199	(1,509)	2,126
Accrued expenses	(3,187)	(9,670)	10,700
Other liabilities	(499)	5,942	2,236

	$(4,524)	$2,598	$(18,620)

Other supplemental cash flow information for the third quarter and year-to-date periods of 2006 and 2005 consists of the following (in thousands):

	Successor
	Third Quarter	Successor	Predecessor
	Ended	September 22, 2005 -	July 11, 2005 -
	October 1, 2006	October 2, 2005	September 21, 2005
Cash paid for interest	$11,640	$—	$4,699
Income taxes paid	209	—	15,003
Income tax refunds received	307	—	—

	Successor
	Year-to-Date	Successor	Predecessor
	Ended	September 22, 2005 -	December 27 , 2004 -
	October 1, 2006	October 2, 2005	September 21, 2005
Cash paid for interest	$21,852	$—	$12,413
Income taxes paid	1,057	—	17,903
Income tax refunds received	449	—	4

(10) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	Successor	Successor
	October 1, 2006	December 25, 2005
Payroll and related benefits	$17,940	$14,278
Property, real estate and sales taxes	5,761	4,182
Insurance	4,473	5,137
Gift cards and gift certificates	4,293	5,755
Advertising	1,013	944
Escrow	5,000	11,002
Interest	1,342	5,553
Management fees	10,008	9,200
Other	10,037	8,520

	$59,867	$64,571

The Company is obligated for management fees due to CHI; however, as long as the current lending agreements are in place, the Company is limited as to the amount that can be paid each year.

(11) Segment Reporting
Due to the Merger and beginning with the quarter ended July 9, 2006, the Company modified its segment reporting from three primary operating segments to five primary operating segments: restaurant and franchise for the Company’s Perkins Restaurant and Bakery locations, restaurant and franchise for the Company’s Marie Callender’s Restaurant and Bakery locations, and manufacturing. Therefore, the segment disclosures have been reclassified below to reflect the segment reporting the Company will use going forward. The Company continues to evaluate the performance of our segments based primarily on operating profit before corporate general and administrative expenses, interest expense and income taxes.
The following presents revenue and other financial information by business segment for the third quarter and year-to-date periods of 2006 and 2005 (in thousands):

	Successor			Successor			Predecessor
	Third Quarter Ended October 1, 2006			September 22, 2005 - October 2, 2005			July 11, 2005 - September 21, 2005
	External	Intersegment	Segment	External	Intersegment	Segment	External	Intersegment	Segment
	Revenue	Revenue	Profit/(Loss)	Revenue	Revenue	Profit/(Loss)	Revenue	Revenue	Profit/(Loss)
Perkins:
Restaurant	$65,689	$—	$6,097	$12,782	$—	$1,756	$55,478	$—	$3,449
Franchise	5,092	—	4,598	817	—	694	4,669	—	3,941

WRG:
Restaurant	47,716	—	(136)	—	—	—	—	—	—
Franchise	1,107	—	1,107	—	—	—	—	—	—

Combined:
Manufacturing	13,662	2,155	1,904	1,955	253	206	10,046	1,654	1,572
Other	971	—	(21,424)	109	—	(3,197)	—	—	(16,387)

Total	$134,237	$2,155	$(7,854)	$15,663	$253	$(541)	$70,193	$1,654	$(7,425)

	Successor			Successor			Predecessor
	Year-to-Date Ended October 1, 2006			September 22, 2005 - October 2, 2005			December 27, 2004 - September 21, 2005
	External	Intersegment	Segment	External	Intersegment	Segment	External	Intersegment	Segment
	Revenue	Revenue	Profit/(Loss)	Revenue	Revenue	Profit/(Loss)	Revenue	Revenue	Profit/(Loss)
Perkins:
Restaurant	$222,663	$—	$17,878	$12,782	$—	$1,756	$209,242	$—	$21,090
Franchise	16,901	—	15,200	817	—	694	16,343	—	14,158

WRG:
Restaurant	150,530	—	3,222	—	—	—	—	—	—
Franchise	3,614	—	3,614	—	—	—	—	—	—

Combined:
Manufacturing	43,996	6,510	6,466	1,955	253	206	34,204	6,267	5,293
Other	3,089	—	(55,662)	109	—	(3,197)	—	—	(44,681)

Total	$440,793	$6,510	$(9,282)	$15,663	$253	$(541)	$259,789	$6,267	$(4,140)

The segment loss shown on the “Other” line is as follows (in thousands):

	Successor
	Third Quarter	Successor	Predecessor
	Ended	September 22, 2005 -	July 11, 2005 -
	October 1, 2006	October 2, 2005	September 21, 2005
General and administrative expenses	$9,847	$975	$5,649
Depreciation and amortization expenses	1,446	342	255
Interest expense, net	6,923	1,141	5,146
(Gain) loss on disposition of assets	5	—	(754)
Asset write-down	88	—	—
Transaction costs	3,224	867	4,632
Stock compensation	—	—	7,433
Provision for (benefit from) income taxes	324	(115)	(5,897)
Minority interest	23	4	—
Other	(456)	(17)	(77)

	$21,424	$3,197	$16,387

	Successor
	Year-to-Date	Successor	Predecessor
	Ended	September 22, 2005 -	December 27, 2004 -
	October 1, 2006	October 2, 2005	September 21, 2005
General and administrative expenses	$32,511	$975	$20,064
Depreciation and amortization expenses	2,832	342	1,981
Interest expense, net	28,448	1,141	13,380
(Gain) loss on disposition of assets	(89)	—	(518)
Asset write-down	137	—	248
Lease termination	366	—	—
Transaction costs	5,514	867	4,632
Stock compensation	—	—	8,925
Provision for (benefit from) income taxes	324	(115)	(3,817)
Minority interest	192	4	—
Gain on early extinguishment of debt	(12,581)	—	—
Other	(1,992)	(17)	(214)

	$55,662	$3,197	$44,681

(12) Sale-Leaseback Transaction
On June 29, 2005, the Company sold 67 of its restaurant properties to a subsidiary of Trustreet Properties, Inc. (“Trustreet”) and simultaneously entered into a lease with Trustreet for each property for an initial term of 20 years and option terms for up to an additional 20 years (the “Sale-Leaseback Transaction”). In conjunction with this transaction, the Company received net proceeds of $137,212,000. The proceeds of the Sale-Leaseback Transaction, along with an additional $16,000,000 of Company funds, were deposited with a trustee in the second quarter of 2005. In the predecessor period of the third quarter of 2005, those funds were used to payoff the Company’s then outstanding debt. The total net book value of the assets sold was $62,042,000. One restaurant property was sold at a loss of $100,000. The remaining properties were sold for a gain of $75,270,000, which was deferred and amortized to income until the Acquisition Date. The balance of the deferred gain as of the Acquisition Date was eliminated in the purchase accounting for the Acquisition (Note 5).
(13) Long-Term Debt
In conjunction with the Acquisition, the Company issued $190,000,000 of unsecured 10% Senior Notes due October 1, 2013 (the “10% Senior Notes”). The 10% Senior Notes were issued at a discount of $2,570,700, which is accreted using the interest method over the term of the 10% Senior Notes. Interest is payable semi-annually on April 1 and October 1 of each year. All consolidated subsidiaries of the Company that are 100% owned provide joint and several, full and unconditional guarantee of the 10% Senior Notes. There are no significant restrictions on the Company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or a loan. Additionally, there are no significant restrictions on a guarantor subsidiary’s ability to obtain funds from the Company or its direct or indirect subsidiaries.
In connection with the Merger, the Company entered into an amended and restated credit agreement with Wachovia Bank, National Association, as administrative agent, swingline lender and issuing lender, Wachovia Capital Markets, LLC as sole lead arranger and sole book manager, BNP Paribas as syndication agent, Wells Fargo, Foothill, Inc. as documentation agent, and each other lender from time to time party thereto (the “Credit Agreement”). Pursuant to the Credit Agreement, the lenders made available the following: (1) a five-year revolving credit facility of up to $40,000,000, including a sub-facility for letters of credit in an amount not to exceed $25,000,000 and a sub-facility for swingline loans in an amount not to exceed $5,000,000 (the “Revolver”); and (2)

a seven-year term loan credit facility not to exceed $100,000,000 (the “Term Loan”). The Company’s obligations under the Credit Agreement are guaranteed by RHC and each of the Company’s wholly-owned subsidiaries. The obligations under the Credit Agreement are collateralized by a first priority lien on substantially all of the assets of the Company and its wholly-owned subsidiaries. Certain future subsidiaries of the Company will be required to guarantee the obligations of the Company and grant a lien on substantially all of their assets. A draw under the Credit Agreement was made on May 3, 2006 in the amount of $103,800,000, which was used to repay existing indebtedness of WRG and its subsidiaries of approximately $101,000,000 and to pay certain fees and expenses in connection with the consummation of this Merger and the amendment and restatement of the Credit Agreement. All amounts under the Credit Agreement bear interest at floating rates based on the agent’s base rate plus an applicable margin or LIBOR rate plus an applicable margin as defined in the Credit Agreement. The interest rate on Credit Agreement borrowings at October 1, 2006 was 8.0%. As of October 1, 2006, there were borrowings of $3,000,000 outstanding (and approximately $12,448,000 of letters of credit outstanding) under the Revolver and $99,750,000 outstanding under the Term Loan. The letters of credit are primarily utilized in conjunction with the Company’s workers’ compensation programs.
In connection with the issuance of the 10% Senior Notes and the execution of the Credit Agreement, the Company has capitalized certain financing costs in other assets in the Consolidated Balance Sheets. The deferred financing costs of $8,497,000 and $3,762,000 for the 10% Senior Notes and the Credit Agreement, respectively, are being amortized over the term of the respective debt indenture.
Pursuant to the 10% Senior Notes and the Credit Agreement, the Company is subject to certain restrictions that limit additional indebtedness. Additionally, among other restrictions, the Credit Agreement limits the Company’s capital expenditures and additional indebtedness and requires us to maintain specified financial ratios. At October 1, 2006, the Company was in compliance with all such requirements. A continuing default under the Credit Agreement could result in a default under the 10% Senior Notes. In the event of such a default and under certain circumstances, the trustee or the holders of the 10% Senior Notes could then declare the respective notes due and payable immediately.
With respect to the 10% Senior Notes, the Company has certain covenants that restrict our ability to pay dividends or distributions to our equity holders (“Restricted Payments”). If no default or event of default exists or occurs as a result of such Restricted Payments, we are generally allowed to make Restricted Payments subject to all of the following restrictions:
1.	The Company would, at the time of such Restricted Payments and after giving pro forma effect thereto as if such Restricted Payment had been made at the beginning of the applicable four-quarter period, have been permitted to incur at least $1.00 of additional indebtedness pursuant to the fixed charge coverage ratio tests as defined in the indenture.

2.	Such Restricted Payment, together with the aggregate amount of all other Restricted Payments made by the Company after September 21, 2005, is less than the sum, without duplication, of (i) 50% of the consolidated net income of the Company for the period from the beginning of the first full fiscal quarter commencing after the date of the indenture to the end of the Company’s most recent ended fiscal quarter for which internal financial statements are available at the time of the Restricted Payment; (ii) 100% of the aggregate net proceeds received by the Company since the date of the indenture as a contribution to its equity capital or from the sale of equity interests of the Company or from the conversion of interests or debt securities that have been converted to equity interests and (iii) to the extent that any Restricted Investment, as defined, that was made after the date of the indenture is sold for cash, the lesser of (a) the cash return of capital or (b) the aggregate amount of such restricted investment that was treated as a Restricted Payment when made.
With respect to the Credit Agreement restrictions are placed on the Company’s ability and the ability of our subsidiaries to (i) incur additional indebtedness;(ii) create liens on our assets;(iii) make loans, advances, investments or acquisitions; (iv) engage in mergers;(v) dispose of our assets;(vi) pay certain restricted payments and dividends;(vii) exchange and issue capital stock;(viii) engage in certain transactions with affiliates;(ix) amend certain material agreements; and (x) enter into agreements that restrict our ability or the ability of our subsidiaries to grant liens or make distributions.
(14) Income Tax
The effective tax provision rate for the third quarter ended October 1, 2006 was -4.3% as compared to an effective tax provision rate of 44.3% for the predecessor period July 11, 2005 through September 21, 2005. The change in the effective rate is primarily due to a valuation allowance for deductible temporary differences and net operating loss and credit carry-forwards generated during 2006 and state taxes on current income not offset by current losses, future state deductible temporary differences or state net operating loss. For 2005 the effective interim rate was higher than the U.S. federal tax rate primarily due to deductible losses incurred in executing the sale of RHC to TRC

Holding Corp. and credits resulting from the excess FICA taxes paid on server tip income that exceeded minimum wage, partially offset by the taxable gains recognized in conjunction with the Sale-Leaseback Transaction.
(15) Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FASB 158”). This Statement requires 1) the recognition of the funded status of defined benefit and postretirement plans in the balance sheet; 2) recognition of deferred actuarial gains and losses and the prior service costs and credits through other comprehensive income, net of tax; and 3) measurement of assets and obligations as of the balance sheet date beginning in 2008. The funded status of such plans must be recognized in the balance sheet as of the end of the fiscal year for years ending after December 15, 2006. The Company has not yet determined the impact of the adoption of FASB 158 on its financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company’s assets and liabilities. This standard also requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. The Company has not yet determined the impact of the adoption of FASB 157 on its financial statements.
In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N (SAB 108), “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which is effective for calendar year companies as of December 31, 2006. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current year balance sheet as well as the impact upon the current year income statement in assessing the materiality of a current year misstatement. Once a current year misstatement has been quantified, the guidance in SAB Topic 1M, “Financial Statements — Materiality,” (SAB 99) should be applied to determine whether the misstatement is material. The implementation of SAB 108 is not expected to have a material impact on the Company’s financial statements.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertain income tax positions accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109. The interpretation stipulates recognition and measurement criteria in addition to classification and interim period accounting and significantly expanded disclosure provisions for uncertain tax positions that are expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact of the adoption of FIN 48 on its financial statements.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. The statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from nonemployees in share-based payment transactions. This statement became effective for the Company with the beginning of the 2006 fiscal year. The implementation of this statement had no effect on the Company’s financial position, results of operations or cash flows as it has no stock-based compensation.

(16) Condensed Consolidated Financial Information
On September 21, 2005, the Company issued the 10% Senior Notes. All of the Company’s consolidated subsidiaries that are 100% owned provide a joint and several, full and unconditional guarantee of the securities. There are no significant restrictions on the Company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or loan. Additionally, there are no significant restrictions on the guarantor subsidiaries’ ability to obtain funds from the Company or its direct or indirect subsidiaries.
The following consolidating balance sheets, statements of operations and statements of cash flows are provided for the parent company and all subsidiaries. The information has been presented as if the parent company accounted for its ownership of the guarantor subsidiaries using the equity method of accounting.
Consolidating Statement of Operations for the quarter ended October 1, 2006 (Successor) (unaudited):

		Guarantors
							Consolidated
	TRC	TRCM	WRG	Other	Non-Guarantors	Eliminations	TRC
Revenue
Food sales	$57,181	$18,982	$44,396	$—	$6,507	$—	$127,066
Franchise and other revenue	3,129	3,543	2,079	—	—	(1,580)	7,171

Total revenues	60,310	22,525	46,475	—	6,507	(1,580)	134,237

Cost and expenses
Cost of sales (excluding depreciation shown below):
Food cost	16,877	4,199	14,511	—	1,825	—	37,412
Labor and benefits	18,945	6,762	15,863	—	2,081	—	43,651
Operating expenses	13,902	6,218	11,789	—	2,497	(818)	33,588
General and administrative	8,349	762	2,565	—	—	(762)	10,914
Transaction costs	1,330	—	1,895	—	—	—	3,225
Depreciation and amortization	2,311	1,237	1,561	—	340	—	5,449
Interest, net	6,651	(71)	341	—	2	—	6,923
Loss on disposition of assets	—	—	4	—	1	—	5
Asset write-down	—	—	77	—	11	—	88
Other, net	(51)	—	540	—	—	—	489

Total costs and expenses	68,314	19,107	49,146	—	6,757	(1,580)	141,744

(Loss) income before income taxes and minority interests	(8,004)	3,418	(2,671)	—	(250)	—	(7,507)

Benefit from (provision for) income taxes	1,178	(1,502)	—	—	—	—	(324)
Minority interests	—	—	(12)	—	(11)	—	(23)
Equity in earnings (loss) of subsidiaries	(1,028)	—	—	—	—	1,028	—

NET (LOSS) INCOME	$(7,854)	$1,916	$(2,683)	$—	$(261)	$1,028	$(7,854)

Consolidating Statement of Operations from September 22, 2005 through October 2, 2005 (Successor) (unaudited):

		Guarantors
							Consolidated
	TRC	TRCM	WRG	Other	Non-Guarantors	Eliminations	TRC
Revenue
Food sales	$7,436	$2,775	$3,927	$—	$599	$—	$14,737
Franchise and other revenue	435	450	246	7	—	(212)	926

Total revenues	7,871	3,225	4,173	7	599	(212)	15,663

Cost and expenses
Cost of sales (excluding depreciation shown below):
Food cost	3,862	572	1,258	—	173	—	5,865
Labor and benefits	2,455	852	1,416	—	195	—	4,918
Operating expenses	90	633	995	—	215	(96)	1,837
General and administrative	701	118	298	7	—	(116)	1,008
Transaction costs	867	—	—	—	—	—	867
Depreciation and amortization	370	111	133	—	24	—	638
Interest, net	671	(13)	483	—	—	—	1,141
Loss on disposition of assets	—	—	1	—	—	—	1
Other, net	40	—	—	—	—	—	40

Total costs and expenses	9,056	2,273	4,584	7	607	(212)	16,315

(Loss) income before income taxes and minority interests	(1,185)	952	(411)	—	(8)	—	(652)

Benefit from (provision for) income taxes	447	(332)	—	—	—	—	115
Minority interests	—	—	(3)	—	(1)	—	(4)
Equity in earnings (loss) of subsidiaries	197	—	—	—	—	(197)	—

NET (LOSS) INCOME	$(541)	$620	$(414)	$—	$(9)	$(197)	$(541)

Consolidating Statement of Operations from July 11, 2005 through September 21, 2005 (Predecessor) (unaudited):

		Guarantors
					Consolidated
	TRC	TRCM	Other	Eliminations	TRC
Revenue
Food sales	$49,351	$16,173	$—	$—	$65,524
Franchise and other revenue	3,226	3,047	58	(1,662)	4,669

Total revenues	52,577	19,220	58	(1,662)	70,193

Cost and expenses
Cost of sales (excluding depreciation shown below):
Food cost	14,261	3,833	—	—	18,094
Labor and benefits	13,999	7,739	—	—	21,738
Operating expenses	15,648	2,910	58	(688)	17,928
General and administrative	6,873	986	—	(974)	6,885
Transaction costs	4,632	—	—	—	4,632
Stock compensation	7,433	—	—	—	7,433
Depreciation and amortization	793	1,735	—	—	2,528
Interest, net	5,243	(97)	—	—	5,146
Loss on disposition of assets	(888)	134	—	—	(754)
Other, net	(115)	—	—	—	(115)

Total costs and expenses	67,879	17,240	58	(1,662)	83,515

(Loss) income before income taxes and minority interests	(15,302)	1,980	—	—	(13,322)

Benefit from (provision for) income taxes	6,620	(723)	—	—	5,897
Equity in earnings (loss) of subsidiaries	1,257	—		(1,257)	—

NET (LOSS) INCOME	$(7,425)	$1,257	$—	$(1,257)	$(7,425)

Consolidating Statement of Operations for the year-to-date period ended October 1, 2006 (Successor) (unaudited):

		Guarantors
							Consolidated
	TRC	TRCM	WRG	Other	Non-Guarantors	Eliminations	TRC
Revenue
Food sales	$195,351	$62,208	$138,245	$—	$21,384	$—	$417,188
Franchise and other revenue	10,424	11,476	6,704	15	—	(5,014)	23,605

Total revenues	205,775	73,684	144,949	15	21,384	(5,014)	440,793

Cost and expenses
Cost of sales (excluding depreciation shown below):
Food cost	58,057	14,125	45,356	—	6,083	—	123,621
Labor and benefits	64,294	22,405	48,480	—	6,655	—	141,834
Operating expenses	45,043	20,528	35,174	15	7,678	(2,476)	105,962
General and administrative	26,588	2,545	9,601	—	—	(2,538)	36,196
Transaction costs	3,071	—	2,442	—	—	—	5,513
Depreciation and amortization	11,523	2,351	4,882	—	1,008	—	19,764
Interest, net	19,621	(642)	9,465	—	4	—	28,448
(Gain) loss on disposition of assets	(96)	—	4	—	3	—	(89)
Asset write-down	—	—	104	—	33	—	137
Lease termination	366	—	—	—	—	—	366
Gain on extinguishment of debt	—	—	(12,581)	—	—	—	(12,581)
Other, net	(152)	—	540	—	—	—	388

Total costs and expenses	228,315	61,312	143,467	15	21,464	(5,014)	449,559

(Loss) income before income taxes and minority interests	(22,540)	12,372	1,482	—	(80)	—	(8,766)

Benefit from (provision for) income taxes	4,528	(4,852)	—	—	—	—	(324)
Minority interests	—	—	1	—	(193)	—	(192)
Equity in earnings (loss) of subsidiaries	8,730	—	—		—	(8,730)	—

NET (LOSS) INCOME	$(9,282)	$7,520	$1,483	$—	$(273)	$(8,730)	$(9,282)

Consolidating Statement of Operations from September 22, 2005 through October 2, 2005 (Successor) (unaudited):

		Guarantors
							Consolidated
	TRC	TRCM	WRG	Other	Non-Guarantors	Eliminations	TRC
Revenue
Food sales	$7,436	$2,775	$3,927	$—	$599	$—	$14,737
Franchise and other revenue	435	450	246	7	—	(212)	926

Total revenues	7,871	3,225	4,173	7	599	(212)	15,663

Cost and expenses
Cost of sales (excluding depreciation shown below):
Food cost	3,862	572	1,258	—	173	—	5,865
Labor and benefits	2,455	852	1,416	—	195	—	4,918
Operating expenses	90	633	995	—	215	(96)	1,837
General and administrative	701	118	298	7	—	(116)	1,008
Transaction costs	867	—	—	—	—	—	867
Depreciation and amortization	370	111	133	—	24	—	638
Interest, net	671	(13)	483	—	—	—	1,141
Loss on disposition of assets	—	—	1	—	—	—	1
Other, net	40	—	—	—	—	—	40

Total costs and expenses	9,056	2,273	4,584	7	607	(212)	16,315

(Loss) income before income taxes and minority interests	(1,185)	952	(411)	—	(8)	—	(652)

Benefit from (provision for) income taxes	447	(332)	—	—	—	—	115
Minority interests	—	—	(3)	—	(1)	—	(4)
Equity in earnings (loss) of subsidiaries	197	—	—	—	—	(197)	—

NET (LOSS) INCOME	$(541)	$620	$(414)	$—	$(9)	$(197)	$(541)

Consolidating Statement of Operations from December 27, 2004 through September 21, 2005 (Predecessor) (unaudited):

		Guarantors
					Consolidated
	TRC	TRCM	Other	Eliminations	TRC
Revenue
Food sales	$185,771	$57,675	$—	$—	$243,446
Franchise and other revenue	10,338	11,004	181	(5,180)	16,343

Total revenues	196,109	68,679	181	(5,180)	259,789

Cost and expenses
Cost of sales (excluding depreciation shown below):
Food cost	55,976	14,000	—	—	69,976
Labor and benefits	59,481	22,871	—	—	82,352
Operating expenses	40,138	15,467	181	(2,348)	53,438
General and administrative	23,657	2,886	—	(2,832)	23,711
Transaction costs	4,632	—	—	—	4,632
Stock compensation	8,925	—	—	—	8,925
Depreciation and amortization	9,081	2,735	—	—	11,816
Interest, net	13,684	(304)	—	—	13,380
(Gain) loss on disposition of assets	(652)	134	—	—	(518)
Asset write-down	248	—	—	—	248
Other, net	(214)	—	—	—	(214)

Total costs and expenses	214,956	57,789	181	(5,180)	267,746

(Loss) income before income taxes and minority interests	(18,847)	10,890	—	—	(7,957)

Benefit from (provision for) income taxes	7,639	(3,822)	—	—	3,817
Equity in earnings (loss) of subsidiaries	7,068	—	—	(7,068)	—

NET (LOSS) INCOME	$(4,140)	$7,068	$—	$(7,068)	$(4,140)

Consolidating Balance Sheet as of October 1, 2006 (Successor) (unaudited):

		Guarantors
							Consolidated
	TRC	TRCM	WRG	Other	Non-Guarantors	Eliminations	TRC
CURRENT ASSETS:
Cash and cash equivalents	$2,165	$1,081	$3,111	$—	$(1,999)	$—	$4,358
Restricted cash	1,556	6,647	—	—	—	—	8,203
Trade receivables, less allowance for doubtful accounts	12,359	17	4,854	—	30	—	17,260
Inventories, net	7,121	422	4,094	—	288	—	11,925
Prepaid expenses and other current assets	4,224	285	2,333	—	60	—	6,902
Escrow deposits	5,022	—	—	—	—	—	5,022

Total current assets	32,447	8,452	14,392	—	(1,621)	—	53,670

PROPERTY AND EQUIPMENT, net	46,718	9,440	33,513	—	2,496	—	92,167
INVESTMENTS IN CONSOLIDATED PARTNERSHIPS	—	—	147	—	10	—	157
GOODWILL	30,553	110,600	—	—	—	—	141,153
INTANGIBLE ASSETS, net	46,331	—	320	—	—	—	46,651
INVESTMENTS IN SUBSIDIARIES	19,385	—	—	—	—	(19,385)	—
DUE FROM TRC	—	8,943	—	—	—	(8,943)	—
DUE FROM SUBSIDIARIES	109,978	—	—	—	—	(109,978)	—
OTHER ASSETS	11,490	—	(866)	—	3,233	—	13,857

	$296,902	$137,435	$47,506	$—	$4,118	$(138,306)	$347,655

LIABILITIES AND STOCKHOLDER’S INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$11,641	$2,332	$8,145	$—	$895	$—	$23,013
Accrued expenses	23,585	7,430	27,247	—	1,605	—	59,867
Franchise advertising contributions	5,353	—	—	—	—	—	5,353
Current maturities of long term debt	4,763	—	18	—	—	—	4,781

	45,342	9,762	35,410	—	2,500	—	93,014

CAPITAL LEASE OBLIGATIONS, less current maturities	134	—	6,271	—	—	—	6,405

LONG-TERM DEBT, less current maturities	286,501	—	56	—	—	—	286,557
DEFERRED INCOME TAXES	326	—	—	—	—	—	326
DEFERRED RENT	4,925	—	4,160	—	213	—	9,298
OTHER LIABILITIES	6,296	—	1,249	—	—	—	7,545
DUE TO TRCM / TRC Realty	8,943	—	—	—	—	(8,943)	—
DUE TO PARENT	—	—	112,010	10	(2,042)	(109,978)	—
MINORITY INTERESTS IN CONSOLIDATED PARTNERSHIPS	—	—	417	—	(342)	—	75

STOCKHOLDER’S INVESTMENT:
Common Stock	1	1	—	—	—	(1)	1
Preferred Stock	—	—	63,277	—	—	(63,277)	—
Capital in excess of par	—	—	(177)	—	9,515	(9,338)	—
Additional paid-in capital	136,131	117,561	—	—	—	(117,561)	136,131
Treasury stock	—	—	(137)	—	—	137	—
Notes secured by stock	—	—	—	—	—	—	—
Other comprehensive income	29	—	—	—	—	—	29
Retained earnings (deficit)	(191,726)	10,111	(175,030)	(10)	(5,726)	170,655	(191,726)

	(55,565)	127,673	(112,067)	(10)	3,789	(19,385)	(55,565)

	$296,902	$137,435	$47,506	$—	$4,118	$(138,306)	$347,655

Consolidating Balance Sheet as of December 25, 2005 (Successor) (unaudited):

		Guarantors
							Consolidated
	TRC	TRCM	WRG	Other	Non-Guarantors	Eliminations	TRC
CURRENT ASSETS:
Cash and cash equivalents	$1,591	$1,567	$2,609	$(23)	$(1,756)	$—	$3,988
Restricted cash	3,496	4,729	—	—	—	—	8,225
Trade receivables, less allowance for doubtful accounts	11,890	3	4,198	—	17	—	16,108
Inventories, net	6,415	556	4,035	—	322	—	11,328
Prepaid expenses and other current assets	2,927	261	1,105	—	40	—	4,333
Escrow deposits	18,162	—	—	—	—	—	18,162
Deferred income taxes	2,845	—	—	—	—	—	2,845

	47,326	7,116	11,947	(23)	(1,377)	—	64,989

PROPERTY AND EQUIPMENT, net	34,826	7,607	33,637	—	2,445	—	78,515
INVESTMENTS IN CONSOLIDATED PARTNERSHIPS	—	—	301	—	10	—	311
GOODWILL	154,049	—	—	—	—	—	154,049
INTANGIBLE ASSETS, net	47,779	—	309	—	—	—	48,088
INVESTMENTS IN SUBSIDIARIES	(57,761)	—	—	—	—	57,761	—
DUE FROM TRC	—	45,584	—	38	—	(45,622)	—
DUE FROM SUBSIDIARIES	—	—	—	—	—	—	—
OTHER ASSETS	9,730	—	724	8	3,709	—	14,171

	$235,949	$60,307	$46,918	$23	$4,787	$12,139	$360,123

LIABILITIES AND STOCKHOLDER’S INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$7,939	$1,527	$11,389	$8	$951	$—	$21,814
Accrued expenses	30,852	6,056	26,355	25	1,283	—	64,571
Franchise advertising contributions	4,752	—	—	—	—	—	4,752
Current maturities of long-term debt	277	—	3,034	—	—	—	3,311
Current portion of reserve for store closures	—	—	—	—	—	—	—

	43,820	7,583	40,778	33	2,234	—	94,448

CAPITAL LEASE OBLIGATIONS, less current maturities	260	—	6,679	—	—	—	6,939
LONG-TERM DEBT	187,503	—	105,635	—	—	—	293,138
DEFERRED INCOME TAXES	12,573	—	—	—	—	—	12,573
DEFERRED RENT	2,690	—	4,529	—	241	—	7,440
RESERVE FOR STORE CLOSURES	—	—	—	—	—	—	—
UNFAVORABLE LEASE INTEREST	—	—	4,529	—	—	—	—
OTHER LIABILITIES	3,331	—	1,907	—	—	—	5,238
DUE TO TRCM / TRC Realty	—	—	—	—	—	—	—
DUE TO PARENT	45,622	—	2,042	—	(2,042)	(45,622)	—
MINORITY INTERESTS OF CONSOLIDATED PARTNERSHIPS	—	—	391	—	(214)	—	177

STOCKHOLDER’S INVESTMENT:
Common stock	1	1	—	—	—	(1)	1
Preferred stock	—	—	63,277	—	—	(63,277)	—
Capital in excess of par	—	—	144	—	9,515	(9,659)	—
Additional paid-in capital	123,907	50,132	—	—	—	(50,132)	123,907
Treasury stock	—	—	(137)	—	—	137	—
Notes secured by stock	(1,308)	—	(1,308)	—	—	1,308	(1,308)
Other comprehensive income	14	—	—	—	—	—	14
Retained earnings (deficit)	(182,444)	2,591	(177,019)	(10)	(4,947)	179,385	(182,444)

	(59,830)	52,724	(115,043)	(10)	4,568	57,761	(59,830)

	$235,949	$60,307	$46,918	$23	$4,787	$12,139	$360,123

Consolidating Statement of Cash Flows for the quarter ended October 1, 2006 (Successor) (unaudited):

		Guarantors
							Consolidated
	TRC	TRCM	WRG	Other	Non-Guarantors	Eliminations	TRC
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,854)	$1,916	$(2,683)	$—	$(261)	$1,028	$(7,854)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in the earnings of subsidiaries	1,028	—	—	—	—	(1,028)	—
Depreciation and amortization	2,311	1,237	1,561	—	340	—	5,449
Amortization of discount	75	—	—	—	—	—	75
Other non-cash income and expense items	96	—	(27)	—	—	—	69
(Gain) loss on disposition of assets	—	—	4	—	1	—	5
Asset write-down	—	—	77	—	11	—	88
Change in partnership’s minority interests	—	—	91	—	(68)	—	23
Equity in (income) net loss of unconsolidated partnerships	—	—	45	—	—	—	45
Net changes in operating assets and liabilities	1,853	917	(2,674)		349	—	445

Total adjustments	5,363	2,154	(923)	—	633	(1,028)	6,199

Net cash (used in) provided by operating activities	(2,491)	4,070	(3,606)	—	372	—	(1,655)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(2,055)	(857)	(2,016)	—	(455)	—	(5,383)
Intercompany activities	69,758	(69,758)	—	—	—	—	—

Net cash provided by (used in) investing activities	67,703	(70,615)	(2,016)	—	(455)	—	(5,383)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(64)	—	(161)	—	—	—	(225)
Payments on long-term debt	(250)	—	(4)	—	—	—	(254)
Proceeds from long-term debt	3,000	—	—	—	—	—	3,000
Intercompany financing	(6,389)	—	6,389	—	—	—	—
Distributions to minority partners	—	—	(80)	—	—	—	(80)
Capital contribution from parent	(67,429)	67,429	—	—	—	—	—

Net cash (used in) provided by financing activities	(71,132)	67,429	6,144	—	—	—	2,441

Net increase (decrease) in cash and cash equivalents	(5,920)	884	522	—	(83)	—	(4,597)

CASH AND CASH EQUIVALENTS:
Balance, beginning of year	8,085	197	2,589	—	(1,916)	—	8,955

Balance, end of year	$2,165	$1,081	$3,111	$—	$(1,999)	$—	$4,358

Consolidating Statement of Cash Flows for the period September 22, 2005 through October 2, 2005 (Successor) (unaudited):

		Guarantors
							Consolidated
	TRC	TRCM	WRG	Other	Non-Guarantors	Eliminations	TRC
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(541)	$620	$(414)	$—	$(9)	$(197)	$(541)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in the earnings of subsidiaries	(197)	—	—	—	—	197	—
Depreciation and amortization	370	111	133	—	24		638
Other non-cash income and expense items	(65)	—	(3)	—	—		(68)
(Gain) loss on disposition of assets	—	—	1	—	—		1
Change in partnership’s minority interests	—	—	(3)	—	(1)		(4)
Net changes in operating assets and liabilities	2,673	(20)	(17)		(38)		2,598

Total adjustments	2,781	91	111	—	(15)	197	3,165

Net cash (used in) provided by operating activities	2,240	711	(303)	—	(24)	—	2,624

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(327)	—	(120)	—	(29)		(476)
Acquisition of predecessor’s business	(224,972)	—	—	—	—		(224,972)
Proceeds from sale of assets	50	—	—	—	—		50
Intercompany activities	727	(727)	—	—	—		—

Net cash provided by (used in) investing activities	(224,522)	(727)	(120)	—	(29)	—	(225,398)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	—	—	(19)	—	—		(19)
Payments on long-term debt	(4,000)	—	—	—	—		(4,000)
Proceeds from long-term debt	190,029	—	411	—	—		190,440
Debt issuance costs	(9,163)	—	—	—	—		(9,163)
Capital contribution from parent	44,107	—	—	—	—		44,107

Net cash (used in) provided by financing activities	220,973	—	392	—	—	—	221,365

Net increase (decrease) in cash and cash equivalents	(1,309)	(16)	(31)	—	(53)	—	(1,409)

CASH AND CASH EQUIVALENTS:
Balance, beginning of year	4,138	169	3,621	(37)	(982)	—	6,909

Balance, end of year	$2,829	$153	$3,590	$(37)	$(1,035)	$—	$5,500

Consolidating Statement of Cash Flows for the period July 11, 2005 through September 21, 2005 (Predecessor) (unaudited):

		Guarantors
					Consolidated
	TRC	TRCM	Other	Eliminations	TRC
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,425)	$1,257	$—	$(1,257)	$(7,425)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in the earnings of subsidiaries	(1,257)	—	—	1,257	—
Depreciation and amortization	793	1,735	—	—	2,528
Other non-cash income and expense items	2,002	—	—	—	2,002
(Gain) loss on disposition of assets	(405)	(349)	—	—	(754)
Net changes in operating assets and liabilities	(15,221)	1,074	74	—	(14,073)

Total adjustments	(14,088)	2,460	74	1,257	(10,297)

Net cash (used in) provided by operating activities	(21,513)	3,717	74	—	(17,722)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(2,460)	500	—	—	(1,960)
Deposit with Trustee	123,893	28,800	—	—	152,693
Proceeds from sale of assets	(995)	995	—	—	—
Intercompany activities	34,082	(33,979)	(103)	—	—

Net cash provided by (used in) investing activities	154,520	(3,684)	(103)	—	150,733

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(76)	—	—	—	(76)
Payments on long-term debt	(148,009)	—	—	—	(148,009)
Proceeds from long-term debt	4,000	—	—	—	4,000
Proceeds from stock option redemption	9,645	—	—	—	9,645

Net cash (used in) provided by financing activities	(134,440)	—	—	—	(134,440)

Net increase (decrease) in cash and cash equivalents	(1,433)	33	(29)	—	(1,429)

CASH AND CASH EQUIVALENTS:
Balance, beginning of year	5,571	136	(8)	—	5,699

Balance, end of year	$4,138	$169	$(37)	$—	$4,270

Consolidating Statement of Cash Flows for the year-to-date ended October 1, 2006 (Successor) (unaudited):

		Guarantors
	TRC	TRCM	WRG	Other	Non-Guarantors	Eliminations	Consolidated TRC
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,282)	$7,520	$1,483	$—	$(273)	$(8,730)	$(9,282)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in the earnings of subsidiaries	(8,730)	—	—	—	—	8,730	—
Depreciation and amortization	11,523	2,351	4,882	—	1,008	—	19,764
Amortization of discount	248	—	—	—	—	—	248
Other non-cash income and expense items	(143)	—	6,624	—	—	—	6,481
Gain on early extinguishment of debt	—	—	(12,581)	—	—	—	(12,581)
(Gain) loss on disposition of assets	(96)	—	4	—	3	—	(89)
Asset write-down	—	—	104	—	33	—	137
Change in partnership’s minority interests	—	—	320	—	(128)	—	192
Equity in (income) net loss of unconsolidated partnerships	—	—	154	—	—	—	154
Net changes in operating assets and liabilities	(258)	358	(4,856)	23	209	—	(4,524)

Total adjustments	2,544	2,709	(5,349)	23	1,125	8,730	9,782

Net cash (used in) provided by operating activities	(6,738)	10,229	(3,866)	23	852	—	500

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(6,282)	(1,051)	(4,894)	—	(1,095)	—	(13,322)
Proceeds from sale of assets	1,534	—	13	—	—	—	1,547
Intercompany activities	77,093	(77,093)	—	—	—	—	—

Net cash provided by (used in) investing activities	72,345	(78,144)	(4,881)	—	(1,095)	—	(11,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(213)	—	(451)	—	—	—	(664)
Payments on long-term debt	(4,050)	—	(101,565)	—	—	—	(105,615)
Proceeds from long-term debt	106,800	—	1,541	—	—	—	108,341
Intercompany financing	(109,966)	—	109,966	—	—	—	—
Debt issuance costs	(2,720)	—	—	—	—	—	(2,720)
Distributions to minority partners	—	—	(242)	—	—	—	(242)
Capital contribution from parent	(54,884)	67,429	—	—	—	—	12,545

Net cash (used in) provided by financing activities	(65,033)	67,429	9,249	—	—	—	11,645

Net increase (decrease) in cash and cash equivalents	574	(486)	502	23	(243)	—	370

CASH AND CASH EQUIVALENTS:
Balance, beginning of year	1,591	1,567	2,609	(23)	(1,756)	—	3,988

Balance, end of year	$2,165	$1,081	$3,111	$—	$(1,999)	$—	$4,358

Consolidating Statement of Cash Flows for the period September 22, 2005 through October 2, 2005 (Successor) (unaudited):

		Guarantors
							Consolidated
	TRC	TRCM	WRG	Other	Non-Guarantors	Eliminations	TRC
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(541)	$620	$(414)	$—	$(9)	$(197)	$(541)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in the earnings of subsidiaries	(197)	—	—	—	—	197	—
Depreciation and amortization	370	111	133	—	24		638
Other non-cash income and expense items	(65)	—	(3)	—	—		(68)
(Gain) loss on disposition of assets	—	—	1	—	—		1
Change in partnership’s minority interests	—	—	(3)	—	(1)		(4)
Net changes in operating assets and	2,673	(20)	(17)		(38)		2,598
liabilities
Total adjustments	2,781	91	111	—	(15)	197	3,165

Net cash (used in) provided by operating activities	2,240	711	(303)	—	(24)	—	2,624

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(327)	—	(120)	—	(29)		(476)
Acquisition of predecessor’s business	(224,972)	—	—	—	—		(224,972)
Proceeds from sale of assets	50	—	—	—	—		50
Intercompany activities	727	(727)	—	—	—		—

Net cash provided by (used in) investing activities	(224,522)	(727)	(120)	—	(29)	—	(225,398)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	—	—	(19)	—	—		(19)
Payments on long-term debt	(4,000)	—	—	—	—		(4,000)
Proceeds from long-term debt	190,029	—	411	—	—		190,440
Debt issuance costs	(9,163)	—	—	—	—		(9,163)
Capital contribution from parent	44,107	—	—	—	—		44,107

Net cash (used in) provided by financing activities	220,973	—	392	—	—	—	221,365

Net increase (decrease) in cash and cash equivalents	(1,309)	(16)	(31)	—	(53)	—	(1,409)

CASH AND CASH EQUIVALENTS:
Balance, beginning of year	4,138	169	3,621	(37)	(982)	—	6,909

Balance, end of year	$2,829	$153	$3,590	$(37)	$(1,035)	$—	$5,500

Consolidating Statement of Cash Flows for the period December 27, 2004 through September 21, 2005 (Predecessor) (unaudited):

		Guarantors
					Consolidated
	TRC	TRCM	Other	Eliminations	TRC
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,140)	$7,068	$—	$(7,068)	$(4,140)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in the earnings of subsidiaries	(7,068)	—	—	7,068	—
Depreciation and amortization	9,081	2,735	—	—	11,816
Other non-cash income and expense items	2,417	—	—	—	2,417
(Gain) loss on disposition of assets	(652)	134	—	—	(518)
Asset write-down	248	—	—	—	248
Net changes in operating assets and liabilities	(18,205)	(485)	70	—	(18,620)

Total adjustments	(14,179)	2,384	70	7,068	(4,657)

Net cash (used in) provided by operating activities	(18,319)	9,452	70	—	(8,797)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(6,271)	—	—	—	(6,271)
Proceeds from sale of assets	107,433	29,795	—	—	137,228
Intercompany activities	25,382	(25,279)	(103)	—	—

Net cash provided by (used in) investing activities	126,544	4,516	(103)	—	130,957

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(254)	—	—	—	(254)
Payments on long-term debt	(148,009)	—	—	—	(148,009)
Proceeds from long-term debt	4,000	—	—	—	4,000
Proceeds from stock option redemption	9,645	—	—	—	9,645
Dividend to TRC	16,000	(16,000)	—	—	—

Net cash (used in) provided by financing activities	(118,618)	(16,000)	—	—	(134,618)

Net increase (decrease) in cash and cash equivalents	(10,393)	(2,032)	(33)	—	(12,458)

CASH AND CASH EQUIVALENTS:
Balance, beginning of year	14,531	2,201	(4)	—	16,728

Balance, end of year	$4,138	$169	$(37)	$—	$4,270

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
The Acquisition
On September 21, 2005, TRC Holding Corp., an affiliate of CHP IV, purchased all of the outstanding capital stock of RHC for a purchase price of $245,000,000 (excluding fees and expenses), subject to a working capital adjustment and certain other adjustments. Approximately 90% of the equity interests of TRC Holding Corp. are owned by CHP IV and its affiliates, and Donald N. Smith, our former Chairman and Chief Executive Officer, owns the remaining equity interests of TRC Holding Corp. through his participation in the rollover in which he exchanged a portion of his equity interests in RHC for $6,500,000 of equity in TRC Holding Corp. in lieu of cash consideration in the Acquisition. For more information about the Acquisition, see Note 5, “Acquisition” in the accompanying consolidated financial statements. The Acquisition was funded from proceeds of our then issued 10% Senior Notes and capital contributions.
Merger of Companies Under Common Control
On May 3, 2006, the Merger was completed and WRG became a direct wholly-owned subsidiary of the Company. The consideration under the Stock Purchase Agreement for the outstanding stock and options of WRG was paid in the form of equity interests in TRC Holding LLC, the Company’s indirect parent. Both the Company and WRG were portfolio companies, under common control, of CHI.
In connection with the Merger, the Company repaid WRG’s then-outstanding indebtedness in the amount of approximately $101,000,000. The Company obtained funds for the repayment from a $140,000,000 amended and restated Credit Agreement, which is described below.
In connection with the Merger and to amend and restate the Company’s then-existing credit agreement, on May 3, 2006 the Company entered into the Credit Agreement with Wachovia Bank, National Association, as administrative agent, swingline lender and issuing lender, Wachovia Capital Markets, LLC as sole lead arranger and sole book manager, BNP Paribas as syndication agent, Wells Fargo Foothill, Inc. as documentation agent, and each other lender from time to time party thereto. Pursuant to the Credit Agreement, the lenders made available the following: (1) under the Revolver, a five-year revolving credit facility of up to $40,000,000, including a sub-facility for letters of credit in an amount not to exceed $25,000,000 and a sub-facility for swingline loans in an amount not to exceed $5,000,000; and (2) under the Term Loan, a seven-year term loan credit facility not to exceed $100,000,000. The Company’s obligations under the Credit Agreement are guaranteed by RHC and each of the Company’s wholly-owned subsidiaries. The obligations under the Credit Agreement are collateralized by a first priority lien on substantially all of the assets of the Company and its wholly-owned subsidiaries. Certain future subsidiaries of the Company will be required to guarantee the obligations of the Company and grant a lien on substantially all of their assets.
A draw under the Credit Agreement was made on May 3, 2006 in the amount of $103,800,000, which was used to repay existing indebtedness of WRG and its subsidiaries and to pay certain fees and expenses in connection with the consummation of this Merger and the amendment and restatement of the Credit Agreement as described above.
The risk factors associated with this transaction are incorporated by reference to the information under the caption “Risk Factors” in Item 1a of the Company’s Form 10-K for the fiscal year ended December 25, 2005 and under the captions “Risk Factors-Risks Related to the New Notes and Our Indebtedness” and “Risk Factors-Risks Relating to Our Business” in the Company’s S-4, filed with the SEC on January 12, 2006.

Our Company
The Company operates full-service family dining restaurants located primarily in the Midwest, Florida and Pennsylvania under the name Perkins Restaurant and Bakery (“Perkins”), and operates mid-priced, casual-dining restaurants, specializing in the sale of pie and other bakery items, located primarily in the western United States under the name Marie Callender’s Restaurant and Bakery (“Marie Callender’s”).
Perkins is a leading operator and franchisor of full-service family dining restaurants located primarily in the Midwest, Florida and Pennsylvania. As of October 1, 2006, we operated 155 full-service restaurants, and franchised 325 full-service restaurants to 111 franchisees in 33 states and in 5 Canadian provinces. In addition, we operate a bakery goods manufacturing division, Foxtail, which manufactures pies, pancake mixes, cookie doughs, muffin batters and other bakery products for both our in-store bakeries and third-party customers. For the year-to-date period ended October 1, 2006, over 88% of our restaurants produced positive store-level cash flow and our restaurants’ footprint extends over 13 states, with a significant number of restaurants in Minnesota and Florida. Our existing restaurants generated average annual revenues of $1,879,000 over the thirteen periods ended October 1, 2006.
Founded in 1958, Perkins has continued to adapt its menu, product offerings and building décor to meet changing consumer preferences. The Perkins’ concept is designed to serve a variety of demographically and geographically diverse customers for a wide range of dining occasions that are appropriate for the entire family. As of October 1, 2006, the Company offered a full menu of over 90 assorted breakfast, lunch, dinner, snack and dessert items ranging in price from $2.99 to $12.99, with an average guest check of $7.82 for our Company-operated restaurants, which excludes franchised restaurants. Perkins’ signature menu items include our omelettes, secret-recipe real buttermilk pancakes, Mammoth Muffins, Tremendous Twelve platter, salads, melt sandwiches and Butterball turkey entrees. Breakfast items, which are available throughout the day, account for approximately half of the entrees sold in our restaurants.
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
As of the end of the third quarter of 2006, 135 restaurants were operated under the Marie Callender’s name, two under the Marie Callender’s Grill name and one under the East Side Mario’s name. The Company owned and operated 79 Marie Callender’s restaurants, one Marie Callender’s Grill and the East Side Mario’s restaurant. Franchisees owned and operated 45 Marie Callender’s restaurants and one Marie Callender’s Grill. Additionally, the Company operated 11 Marie Callender’s restaurants under partnership agreements. The Company has less than a 50% ownership in two of the partnership restaurants and a 57% to 95% ownership in the remaining 9 locations.

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
Like much of the restaurant industry, we view comparable restaurant sales as a key performance metric, at the individual restaurant level, within regions and throughout our Company. With our information systems, we monitor same restaurant sales on a daily, weekly and monthly basis on a restaurant-by-restaurant basis. The primary drivers of same restaurant sales performance are changes in the average guest check and changes in the number of customers, or customer count. Average guest check is primarily affected by menu price increases and changes in the purchasing habits of our customers. We also monitor entree count, exclusive of take-out business, which we believe is indicative of overall customer traffic patterns. To increase average restaurant sales, we focus marketing and promotional efforts on increasing customer visits and sales of particular products. Same restaurant sales performance is also affected by other factors, such as food quality, the level and consistency of service within our restaurants and franchised restaurants, the attractiveness and physical condition of our restaurants and franchised restaurants, as well as local and national economic factors. For the year-to-date period ended October 1, 2006, Perkins’ Company-operated restaurants have attained comparable annual sales growth of 1.9% and Marie Callender’s Company-operated restaurants have attained comparable annual sales growth of 0.1%.
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
Insurance Reserves
We are self-insured up to certain limits for costs associated with workers’ compensation claims, property claims and benefits paid under employee health care programs. At October 1, 2006 and December 25, 2005, we had total self-insurance accruals reflected in our balance sheet of approximately $9,384,000 and $8,779,000, respectively. The measurement of these costs required the consideration of historical loss experience and judgments about the present and expected levels of cost per claim. We account for the workers’ compensation costs primarily through actuarial methods, which develop estimates of the liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet date. We account for benefits paid under employee health care programs using historical lag information as the basis for estimating expenses incurred as of the balance sheet date. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. However, the use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved and the length of time until the ultimate cost is known. We believe that our recorded obligations for these expenses are consistently measured on an appropriate basis. Nevertheless, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities.
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
As of October 1, 2006, we had approximately $188,000,000 of goodwill and intangible assets on our balance sheet primarily resulting from the Acquisition. Accounting standards require that we review these intangible assets for impairment on at least an annual basis. The annual evaluation of intangible asset impairment, performed in the period following our year end, requires the use of estimates about the future cash flows of each of our reporting units to determine their estimated fair values. Changes in forecasted operations and changes in discount rates can materially affect these estimates. However, once an impairment of intangible assets has been recorded, it cannot be reversed.
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

RESULTS OF OPERATIONS:
Prior to the Merger on May 3, 2006, TRC and WRG were separate entities under the common control of CHI, as defined in Emerging Issues Task Force Issue No. 02-5, Definition of “Common Control” in Relation to FASB Statement No. 141. As a result of the Merger, the financial statements of these entities are presented retroactively on a consolidated basis, in a manner similar to a pooling of interest, as of September 21, 2005, the first date on which both companies were under common control and include the results of operations of each company for all periods presented after such date (the successor financial statements). The quarter and year-to-date periods ended October 1, 2006 are defined as “Successor.” The periods through September 21, 2005 are defined as “Predecessor” and represent the historic operations of TRC. The period that began September 22, 2005 and ended October 2, 2005 is defined as “Successor.”
Overview
Our revenues are derived primarily from the operation of restaurants, the sale of bakery products produced by our manufacturing facilities and franchise royalties. Sales to Company-operated restaurants are eliminated in the accompanying statements of operations. For the year-to-date period ended October 1, 2006, revenues from Perkins’ restaurants, Marie Callender’s restaurants, franchise operations, manufacturing and other accounted for 50.5%, 34.1%, 4.7%, 10.0% and 0.7% of total revenue, respectively. The following table sets forth the revenues, costs and expenses for items included in the condensed consolidated statements of operations for the quarters ended October 1, 2006 and October 2, 2005.

	Successor
	Third Quarter	Successor	Predecessor
	Ended	September 22, 2005 -	July 11, 2005 -
	October 1, 2006	October 2, 2005	September 21, 2005
REVENUES:
Food sales	$127,066	$14,737	$65,524
Franchise and other revenue	7,171	926	4,669

Total revenues	134,237	15,663	70,193

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	37,412	5,865	18,094
Labor and benefits	43,651	4,918	21,738
Operating expenses	33,588	1,837	17,928
General and administrative	10,914	1,008	6,885
Transaction costs	3,225	867	4,632
Stock compensation	—	—	7,433
Depreciation and amortization	5,449	638	2,528
Interest, net	6,923	1,141	5,146
(Gain) loss on disposition of assets	5	1	(754)
Asset write-down	88	—	—
Other, net	489	40	(115)

Total costs and expenses	141,744	16,315	83,515

Loss before income taxes and minority interests	(7,507)	(652)	(13,322)
(Provision for) Benefit from income taxes	(324)	115	5,897
Minority interests	(23)	(4)	—

NET LOSS	$(7,854)	$(541)	$(7,425)

Net loss for the quarter ended October 1, 2006 was $7,854,000 compared to a combined net loss for both the successor and predecessor of $7,966,000 for the quarter ended October 2, 2005.

The following table sets forth the revenues, costs and expenses for items included in the condensed consolidated statements of operations for the year-to-date periods ended October 1, 2006 and October 2, 2005.

	Successor
	Year-to-Date	Successor	Predecessor
	Ended	September 22, 2005 -	December 27, 2004 -
	October 1, 2006	October 2, 2005	September 21, 2005
REVENUES:
Food sales	$417,188	$14,737	$243,446
Franchise and other revenue	23,605	926	16,343

Total revenues	440,793	15,663	259,789

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	123,621	5,865	69,976
Labor and benefits	141,834	4,918	82,352
Operating expenses	105,962	1,837	53,438
General and administrative	36,196	1,008	23,711
Transaction costs	5,513	867	4,632
Stock compensation	—	—	8,925
Depreciation and amortization	19,764	638	11,816
Interest, net	28,448	1,141	13,380
(Gain) loss on disposition of assets	(89)	1	(518)
Asset write-down	137	—	248
Lease termination	366	—	—
Gain on extinguishment of debt	(12,581)	—	—
Other, net	388	40	(214)

Total costs and expenses	449,559	16,315	267,746

Loss before income taxes and minority interests	(8,766)	(652)	(7,957)
(Provision for) Benefit from income taxes	(324)	115	3,817
Minority interests	(192)	(4)	—

NET LOSS	$(9,282)	$(541)	$(4,140)

Net loss for the year-to-date period ended October 1, 2006 was $9,282,000 compared to a combined net loss for both the successor and predecessor of $4,681,000 for the year-to-date period ended October 2, 2005

Third Quarter Ended October 1, 2006 Compared to the Combined Predecessor’s Period from July 11, 2005 through September 21, 2005 and Successor’s Period from September 22, 2005 through October 2, 2005
Revenues
Total revenues for the quarter ended October 1, 2006 were up $48,381,000 or 56.4% compared to the same period in the prior year. The increase over the third quarter of 2005 was due primarily to the inclusion of the full quarter of revenues of $52,982,000 from WRG in 2006 versus $4,772,000 in 2005. Total Perkins’ restaurant sales increased 2.1% or $1,372,000 over the prior year’s quarter primarily due to an increase in the number of Company-operated stores and an increase in average guest check. For the quarter ended October 1, 2006, the Company opened one new Perkins store, obtained three Perkins stores from franchisees and converted two Marie Callender’s Grill stores to conventional Marie Callender’s restaurants.
Revenues from the manufacturing segment, included in food sales, in the quarter ended October 1, 2006 increased $1,661,000. The increase over the third quarter of 2005 was due primarily to the inclusion of revenues of $3,187,000 from WRG’s manufacturing division in 2006 versus revenues of $582,000 in 2005. Revenues from Perkins’ manufacturing division in the quarter ended October 1, 2006, which constituted 12.9% of Perkins’ total revenues, decreased 8.3% or $944,000 from the prior year’s quarter. The decrease was primarily due to the loss of business from two major customers.
Revenues from the franchise segments in the quarter ended October 1, 2006 increased $713,000. The increase over the third quarter of 2005 was due primarily to the inclusion of revenues of $1,107,000 from WRG’s franchise division in 2006 versus revenues of $137,000 in 2005. Perkins’ franchise revenue in the quarter ended October 1, 2006, composed primarily of franchise royalties and initial license fees, decreased 4.8% over the same quarter in the prior year. Perkins’ royalty revenue of $5,088,000 was down $54,000 or 1.1% for the quarter ended October 1, 2006 compared to the same quarter in the prior year. Since October 2, 2005, Perkins’ franchisees have opened 4 Perkins restaurants, closed 10 Perkins restaurants, sold 3 Perkins restaurants to the Company. Also since October 2, 2005, Marie Callender’s franchisees have sold 1 Marie Callender’s restaurant to the Company.
Costs and Expenses
Food cost:
In terms of total revenues, food cost was flat as compared to the prior year’s quarter ended October 2, 2005. At Marie Callender’s restaurants, higher food cost, as a percentage of revenues, as compared to Perkins restaurants, is primarily due to its higher proportion of sales of lunch and dinner menu items versus the higher proportion of sales of breakfast menu items at Perkins restaurants. Generally, breakfast menu items have a lower food cost, relative to their sales price, than lunch and dinner menu items. The higher food cost at Marie Callender’s in the third quarter of 2006 was offset as Perkins restaurants’ food cost, as a percentage of restaurant sales, decreased 1.5 percentage points for the quarter, primarily due to the impact of increased menu prices. As a percentage of Foxtail sales, Foxtail food cost decreased 1.1 percentage points for the quarter.
Labor and benefits:
Labor and benefits expense, as a percentage of total revenues, increased 1.6 percentage points from the prior year’s quarter. Marie Callender’s labor and benefit expense, as a percentage of Marie Callender’s revenues, for the quarter ended October 1, 2006 was 2.3 percentage points higher than the labor and benefit percentage for Perkins for the same quarter. The Company’s overall increase is also due to an increase in the average wage rate, driven by minimum wage increases in two key markets for Perkins’ restaurants. On May 1, 2005, Florida increased its minimum wage rate from $5.15 to $6.15. On August 1, 2005, Minnesota increased its minimum wage rate from $5.15 to $6.15. The increase is offset partially by menu price increases at Perkins’ restaurants.
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
Operating expenses:
Expressed as a percentage of total revenues, operating expenses increased 2.0 percentage points compared to the prior year’s quarter. The increase is primarily due to the inclusion of operating expenses for Marie Callender’s restaurants in the quarter ended October 1, 2006. Operating expenses at Marie Callender’s restaurants, as a percentage of revenues, for the quarter ended October 1, 2006 are 3.2 percentage points higher then Perkins’ restaurants.
General and administrative:
General and administrative expenses, as a percentage of total revenues, decreased 1.1 percentage points from the prior year’s quarter primarily due to headcount reductions at both the Company and WRG.
Depreciation and amortization:
For the quarter ended October 1, 2006, depreciation and amortization expense increased $2,283,000 as compared to the same quarter in 2005. The increase is due primarily to approximately $670,000 of depreciation related to the step-up of depreciable assets, which resulted from a change in estimate driven by the appraisal of fixed assets as of the Acquisition Date. The increase over the third quarter of 2005 is also due to the inclusion of expenses of $1,901,000 from WRG in 2006 versus $157,000 in 2005.
Interest, net:
Interest, net increased $636,000 from the same quarter in 2005, primarily due to the increase of average debt outstanding for the quarter ended October 1, 2006.
Gain/loss on disposition of assets:
In the third quarter of 2005, we amortized $754,000 of the $75,270,000 gain deferred in conjunction with the completion of the Sale-Leaseback Transaction. See Note 12, “Sale-Leaseback Transaction” for additional details.
Provision for income taxes:
The effective tax provision rate for the third quarter ended October 1, 2006 was -4.3% as compared to an effective tax provision rate of 44.3% for the predecessor period July 11, 2005 through September 21, 2005. The change in the effective rate is primarily due to a valuation allowance for deductible temporary differences and net operating loss and credit carry-forwards generated during 2006 and state taxes on current income not offset by current losses, future state deductible temporary differences or state net operating loss. For 2005 the effective interim rate was higher than the U.S. federal tax rate primarily due to deductible losses incurred in executing the sale of RHC to TRC Holding Corp. and credits resulting from the excess FICA taxes paid on server tip income that exceeded minimum wage, partially offset by the taxable gains recognized in conjunction with the Sale-Leaseback Transaction. We anticipate an effective tax rate of -3.7% for fiscal year 2006.

Year-to-Date Period Ended October 1, 2006 Compared to the Combined Predecessor’s Period from December 27, 2004 through September 21, 2005 and Successor’s Period from September 22, 2005 through October 2, 2005
Revenues
Total revenues for the year-to-date period ended October 1, 2006 were up $165,341,000 or 60.0% compared to the same period in the prior year. The increase over the prior year was due primarily to the inclusion of the full year-to-date revenues of $166,333,000 from WRG in 2006 versus $4,772,000 in 2005. Total Perkins’ restaurant sales increased 2.1% or $4,584,000 over the prior year-to-date period primarily due to an increase in the average guest check and an increase in the number of Company-operated stores. Since October 2, 2005, the Company has opened one new Perkins’ store and obtained three Perkins’ stores from franchisees. Since October 2, 2005, the Company has opened one new Marie Callender’s Grill, purchased one store from a franchisee, closed two Company-operated stores and closed one partnership location.
Revenues from the manufacturing segment, included in Food sales, for the year-to-date ended October 1, 2006 increased $7,837,000. The increase over the same period of 2005 was due primarily to the inclusion of revenues of $9,100,000 from WRG’s manufacturing division in 2006 versus revenues of $581,000 in 2005. Revenues from Foxtail for the year-to-date period ended October 1, 2006, which constituted approximately 12.7% of Perkins’ total revenues, decreased approximately 1.9% or $682,000 over the prior year-to-date period. The decrease was primarily due to the loss of business from two major customers.
Revenues from the franchise segments year-to-date ended October 1, 2006 increased $3,355,000. The increase over the same period of 2005 was due primarily to the inclusion of revenues of $3,614,000 from WRG’s franchise division in 2006 versus revenues of $137,000 in 2005. Perkins’ franchise revenue for the year-to-date period ended October 1, 2006, composed primarily of franchise royalties and initial license fees, decreased $77,000 or 0.5% over the same period in the prior year. Perkins’ royalty revenue of $16,596,000 was down 0.5% for the year-to-date period ended October 1, 2006 compared to the same period in the prior year. Since October 2, 2005, Perkins’ franchisees have opened 4 restaurants, closed 10 restaurants and sold 3 restaurants to the Company.
Costs and Expenses
Food cost:
In terms of total revenues, food cost increased 0.5 percentage points over the prior year-to-date period ended October 2, 2005. The increase resulted from the higher food cost, as a percentage of revenues, at Marie Callender’s restaurants as compared to Perkins restaurants. Marie Callender’s higher food cost is primarily due to its higher proportion of sales of lunch and dinner menu items versus the higher proportion of sales of breakfast menu items at Perkins restaurants. Generally, breakfast menu items have a lower food cost, relative to their sales price, than lunch and dinner menu items. Perkins’ restaurants’ food cost, as a percentage of restaurant sales, decreased 1.3 percentage points for the year-to-date period primarily due to the impact of increased menu prices. As a percentage of Foxtail sales, Foxtail food cost decreased 0.3 percentage points for the year-to-date period.
Labor and benefits:
Labor and benefits expense, as a percentage of total revenues, increased 0.5 percentage points from the prior year-to-date period. Marie Callender’s labor and benefit expense, as a percentage of Marie Callender’s revenues, for the year-to-date ended October 1, 2006 was 1.5 percentage points higher than the labor and benefit percentage for Perkins for the same period. The Company’s overall increase is also due to an increase in the average wage rate, driven by minimum wage increases in two key markets for Perkins’ restaurants. On May 1, 2005, Florida increased its minimum wage rate from $5.15 to $6.15. On August 1, 2005, Minnesota increased its minimum wage rate from

$5.15 to $6.15. The increase is partially offset by menu price increases at Perkins’ restaurants. Foxtail labor costs, as a percentage of Foxtail sales, decreased 0.3% as compared to the same period in the prior year.
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
Operating expenses:
Expressed as a percentage of total revenues, operating expenses increased 3.9 percentage points compared to the prior year-to-date period. The increase is primarily due to Perkins’ Sale-Leaseback Transaction and the related increased rent expense of approximately $7,000,000. The increase is also due to the inclusion of WRG’s operating expenses in the year-to-date ended October 1, 2006. Operating expenses at Marie Callender’s restaurants, as a percentage of revenues, were 2.8 percentage points higher than Perkins’ restaurants for the year-to-date period. Foxtail operating expenses, as a percentage of Foxtail revenues, increased approximately 1.0 percentage point, primarily due to a $319,000 increase in overhead expenses.
General and administrative:
General and administrative expenses, as a percentage of total revenues, decreased 0.8 percentage points from the prior year-to-date period, primarily due to headcount reductions at both the Company and WRG. These expense reductions are partially offset by an increase of $1,653,000 in the CHI management fee expense.
Depreciation and amortization:
For the year-to-date period ended October 1, 2006, depreciation and amortization expense increased $7,310,000 as compared to the same period in 2005. The increase is due primarily to approximately $3,000,000 of depreciation related to the step-up of depreciable assets, which resulted from a change in estimate driven by the appraisal of fixed assets as of the Acquisition Date. The increase over the same period of 2005 is also due to the inclusion of expenses of $5,890,000 from WRG in 2006 versus $157,000 in the prior year. These increases are partially offset by the reduction of depreciable assets as a result of the Sale-Leaseback Transaction.
Interest, net:
Interest, net increased $13,927,000 from the same period in 2005, primarily due to the inclusion of WRG’s interest expense of $9,469,000, which includes a write-off of deferred financing costs of $1,028,000, and due to the increase of average debt outstanding for the year-to-date period ended October 1, 2006. The increase is partially offset by lower average interest rates.
Gain/loss on disposition of assets, Asset write-down and Lease termination:
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
In the predecessor period of the third quarter of 2005, the gain on disposition of assets includes amortization of $754,000 of the $75,270,000 gain deferred in conjunction with the completion of the Sale-Leaseback Transaction. See Note 12, “Sale-Leaseback Transaction” for additional details.

Gain on extinguishment of debt:
The Company recognized a gain of $12,581,000 on its extinguishment of certain debt and related accrued interest due to the Company’s successful negotiation of concessions.
Provision for income taxes:
The effective tax provision rate for the year-to-date period ended October 1, 2006 was -3.7% as compared to an effective tax provision rate of 48.0% for the predecessor period December 27, 2004 through September 21, 2005. The change in the effective rate is primarily due to a valuation allowance for deductible temporary differences and net operating loss and credit carry-forwards generated during 2006 and state taxes on current income not offset by current losses, future state deductible temporary differences or state net operating loss. For 2005 the effective interim rate was higher than the U.S. federal tax rate primarily due to deductible losses incurred in executing the sale of RHC to TRC Holding Corp. and credits resulting from the excess FICA taxes paid on server tip income that exceeded minimum wage, partially offset by the taxable gains recognized in conjunction with the Sale-Leaseback Transaction. We anticipate an effective tax rate of -3.7% for fiscal year 2006.

CAPITAL RESOURCES AND LIQUIDITY:
Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. As of October 1, 2006, we had approximately $298,000,000 of debt outstanding from the 10% Senior Notes, the Credit Agreement and capital lease obligations. We expect to be able to meet our liquidity requirements for the next twelve months through cash provided by operations and through borrowings available under our Credit Agreement.
Our Credit Agreement consists of the following: (1) under the Revolver, a five-year revolving credit facility of up to $40,000,000, including a sub-facility for letters of credit in an amount not to exceed $25,000,000 and a sub-facility for swingline loans in an amount not to exceed $5,000,000; and (2) under the Term Loan, a seven-year term loan credit facility not to exceed $100,000,000. $24,552,000 is available for borrowing under the Revolver after giving effect to $12,448,000 of letters of credit outstanding and $3,000,000 in borrowings outstanding as of October 1, 2006.
Capital expenditures consisted primarily of equipment purchases for Foxtail, restaurant improvements and restaurant remodels. The following table summarizes capital expenditures for the year-to-date period ended October 1, 2006 and October 2, 2005:

	Year-to-Date
	Ended	September 22, 2005	December 27, 2004
	October 1, 2006	- October 2, 2005	- September 21, 2005
	(in thousands)
New restaurants	$1,606	$—	$—
Restaurant improvements	5,757	318	3,247
Restaurant remodeling	4,655	54	1,042
Manufacturing	392	34	655
Other	912	70	1,327

Total capital expenditures	$13,322	$476	$6,271

Our capital expenditure budget for fiscal 2006 is $12,700,000 for Perkins and $9,200,000 for Marie Callender’s. The primary sources of funding for these expenditures are expected to be cash provided by operations and borrowings from the Revolver. Capital spending could vary significantly from planned amounts as certain of these expenditures are discretionary in nature.
On June 29, 2005, we sold 67 Perkins’ restaurant properties to a subsidiary of Trustreet and simultaneously entered into a lease with Trustreet for each property for an initial term of 20 years and option terms for up to an additional 20 years. In conjunction with this transaction, we received net proceeds of $137,212,000. The proceeds of the Sale-Leaseback Transaction, along with an additional $16,000,000 of Company funds, were deposited with a trustee in the second quarter of 2005. In the predecessor period of the third quarter of 2005, those funds were used to payoff the Company’s then outstanding debt. The total net book value of the assets sold was $62,042,000. One restaurant property was sold at a loss of $100,000. The remaining properties were sold for a gain of $75,270,000, which was deferred and amortized to income until September 21, 2005, the Acquisition Date. The balance of the deferred gain was eliminated in connection with the recording of purchase accounting adjustments as described in Note 5, “Acquisition.”

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS:
Cash Contractual Obligations
The following table represents our contractual commitments associated with our debt and other obligations as of October 1, 2006 (in thousands):

	Remainder
	of
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2006	2007	2008	2009	2010	Thereafter	Total
Contractual Obligations
10% Senior Notes	—	—	—	—	—	190,000	190,000
Term Loan	250	1,000	1,000	1,000	1,000	95,500	99,750
Revolver	3,000	—	—	—	—	—	3,000
Capital lease obligations	439	1,509	1,260	1,110	1,007	28,379	33,704
Operating leases	8,938	33,555	32,250	29,623	27,890	283,694	415,950
Interest on indebtedness (1)	6,226	26,980	26,980	26,980	26,980	70,870	185,016
Purchase commitments (2)	9,981	11,148	2,431	1,255	133	—	24,948
Management fee (3)	10,369	1,777	1,777	1,777	1,777	2,270	19,747

Total contractual obligations	$39,203	$75,969	$65,698	$61,745	$58,787	$670,713	$972,115

(1)	Represents interest expense using the interest rate of 10.0% on the $190,000,000 of 10% Senior Notes and 8.0% on the $99,750,000 Term Loan and assumes no borrowings are drawn under our Revolver. Excludes interest on capital lease obligations and fees on any letters of credit that may be issued under our Credit Agreement.
(2)	Primarily represents commitments to purchase food products for the restaurant and manufacturing segments.
(3)	The Company is obligated for management fees due to CHI; however, as long as the current lending agreements are in place, the Company is limited as to the amount that can be paid each year.
As of October 1, 2006, we have $12,448,000 of letters of credit outstanding under our Revolver. These letters of credit are primarily utilized in conjunction with our workers’ compensation program. Total minimum future lease payments under capital leases are $33,704,000, of which approximately $26,541,000 represents interest.
Additionally, the Company has arrangements with several different parties to whom territorial rights were granted in exchange for specified payments. The Company makes specified payments to those parties based on a percentage of gross sales from certain restaurants and for new restaurants opened within those geographic regions. During the quarter and year-to-date ended October 1, 2006, we paid and expensed an aggregate of approximately $702,000 and $2,098,000, respectively, under such arrangements. Three such arrangements are currently in effect. Of these, one expires in the year 2075, one expires upon the death of the beneficiary, and the remaining arrangement remains in effect as long as we operate Perkins in certain states.

RECENT ACCOUNTING PRONOUNCEMENTS:
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FASB 158”). This Statement requires 1) the recognition of the funded status of defined benefit and postretirement plans in the balance sheet; 2) recognition of deferred actuarial gains and losses and the prior service costs and credits through other comprehensive income, net of tax; and 3) measurement of assets and obligations as of the balance sheet date beginning in 2008. The funded status of such plans must be recognized in the balance sheet as of the end of the fiscal year for years ending after December 15, 2006. The Company has not yet determined the impact of the adoption of FASB 158 on its financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company’s assets and liabilities. This standard also requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. The Company has not yet determined the impact of the adoption of FASB 157 on its financial statements.
In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N (SAB 108), “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which is effective for calendar year companies as of December 31, 2006. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current year balance sheet as well as the impact upon the current year income statement in assessing the materiality of a current year misstatement. Once a current year misstatement has been quantified, the guidance in SAB Topic 1M, “Financial Statements — Materiality,” (SAB 99) should be applied to determine whether the misstatement is material. The implementation of SAB 108 is not expected to have a material impact on the Company’s financial statements.
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
Interest Rate Risk. Our primary market risk is interest rate exposure with respect to our floating rate debt. Our Credit Agreement may require us to employ a hedging strategy through derivative financial instruments to reduce the impact of adverse changes in interest rates. We do not plan to hold or issue derivative instruments for trading purposes. In the future, we may enter into other interest rate swaps to manage the risk of our exposure to market rate fluctuations. As of October 1, 2006, our Credit Agreement will permit borrowing of up to approximately $24,552,000 (after giving effect to $12,448,000 in letters of credit outstanding and $3,000,000 in borrowings outstanding) as of October 1, 2006). For the twelve months ended October 1, 2006, after giving effect to the Credit Agreement, which carries a variable interest rate, a 100 basis point change in interest rate (assuming $40,000,000 was outstanding under this Credit Agreement) would have impacted us by $400,000.
Foreign Currency Exchange Rate Risk. We conduct foreign operations in Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated and other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of October 1, 2006, to be material.
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
      Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of October 1, 2006. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
      (b) Changes in internal controls.
      On May 3, 2006, the Company completed the Merger. The Company is in the process of integrating the WRG operations and is currently conducting control reviews pursuant to the Sarbanes-Oxley Act of 2002. Excluding the effects of the Merger, there have been no changes in our internal controls over financial reporting during the quarter ended October 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
As reported in the Company’s Form 10-K for the fiscal year ended December 25, 2005, we are party to various legal proceedings in the ordinary course of business. There have been no material developments with regard to these proceedings, either individually or in the aggregate, that are likely to have a material adverse effect on the Company’s financial position or results of operations.
ITEM 1A. Risk Factors
There have been no material changes with regard to the risk factors previously disclosed under the caption “Risk Factors” in Item 1a of the Company’s Form 10-K for the fiscal year ended December 25, 2005 and under the captions “Risk Factors-Risks Related to the New Notes and Our Indebtedness” and “Risk Factors-Risks Relating to Our Business” in the Company’s S-4, filed with the SEC on January 12, 2006.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders.
There were no matters submitted to a vote of security holders during the quarter ended October 1, 2006.
ITEM 5. Other Information
None.
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

PERKINS & MARIE CALLENDER’S INC.
DATE: November 15, 2006	BY: /s/ James W. Stryker
James W. Stryker
Chief Financial Officer