Form 10-K
period 2006-12-31
PERKINS & MARIE CALLENDER'S INC
filed 2007-06-27
CIK 1047040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 31, 2006, the last day of our fiscal year, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $___based on the closing sale price as reported on the (applicable exchange). Not Applicable
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practical date.

Class: Common Stock, $.01 par value per share	Outstanding as of December 31, 2006: 10,820 shares
Documents incorporated by reference: None

PART I
Item 1. Business.
General. Perkins & Marie Callender’s Inc. (formerly known as The Restaurant Company (“TRC”), together with its consolidated subsidiaries, the “Company”, “we”, “our”), is a wholly-owned subsidiary of Perkins & Marie Callender’s Holding Inc. (“PMCH”), formerly The Restaurant Holding Corporation. The Company is the sole stockholder of Perkins & Marie Callender’s Realty LLC (“PMCR”), formerly TRC Realty LLC, Perkins & Marie Callender’s of Minnesota, Inc. (“PMCM”), formerly The Restaurant Company of Minnesota, Perkins Finance Corp. and Wilshire Restaurant Group, LLC (“WRG”).
WRG, a Delaware limited liability company, owns 100% of the outstanding common stock of Marie Callender Pie Shops, Inc. (“MCPSI”), a California corporation. MCPSI owns and operates restaurants and has granted franchises under the name Marie Callender’s and Marie Callender’s Grill. MCPSI also owns 100% of the outstanding common stock of M.C. Wholesalers, Inc., a California corporation. M.C. Wholesalers, Inc. operates a commissary that produces bakery goods. MCPSI also owns 100% of the outstanding common stock of FIV Corp., a Delaware corporation. FIV Corp. owns and operates one restaurant under the name East Side Mario’s.
Formation and History of Perkins & Marie Callender’s Inc. On November 12, 1999, Castle Harlan Partners III, L.P. (“CHP III”), a New York-based private equity fund managed by Castle Harlan, Inc. (“Castle Harlan”), acquired WRG, a privately held company, through the purchase of a majority interest in the equity interests of WRG.
On September 21, 2005, Perkins & Marie Callender’s Holding Corp. (“P&MC Holding Corp.”), formerly known as TRC Holding Corp. an affiliate of Castle Harlan Partners IV, L.P. (“CHP IV”), a New York-based private equity fund also managed by Castle Harlan, purchased all of the outstanding capital stock of the parent company of The Restaurant Company (“Perkins”) (the “Acquisition”). Since the closing of the acquisition, the capital stock has been 100% owned by P&MC Holding Corp., whose capital stock is 100% owned by Perkins & Marie Callender’s Holding LLC (“P&MC Holding LLC”). CHP III and CHP IV are under the common control of Castle Harlan.
On May 3, 2006, WRG and Perkins, under the common control of Castle Harlan, were combined (the “Combination”). Pursuant to a stock purchase agreement (the “Stock Purchase Agreement”), the Company purchased all of the outstanding stock of WRG, and the shareholders of WRG received equity interests in P&MC Holding LLC in exchange for their WRG stock. From September 21, 2005 through May 3, 2006, both Perkins and WRG were portfolio companies under the common control of Castle Harlan; therefore, the financial statements of both entities are presented retroactively on a consolidated basis, in a manner similar to a pooling of interest, from September 21, 2005, the first date at which both companies were under common control. This transaction is described more fully in Note 4 to the consolidated financial statements, “Combination of Companies Under Common Control.”
The financial statements of the Company previously reported for periods prior to September 21, 2005 have been restated in accordance with this change in reporting entity.
Financial Statement Presentation. The accompanying consolidated financial statements include the financial results of WRG for fiscal years 2006, 2005 and 2004 combined with the financial results of Perkins for the period September 21, 2005 (date of common control) through December 25, 2005 in fiscal year 2005 and the financial results of Perkins for all of fiscal year 2006. Intercompany transactions have been eliminated in consolidation.
Additional information may be found on our websites, www.perkinsrestaurants.com and www.mcpies.com. We make available on our websites our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and all exhibits to those reports free of charge as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission. Our internet websites and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.
Operations. The Company operates two restaurant concepts: (1) full-service family dining restaurants located primarily in the Midwest, Florida and Pennsylvania under the name Perkins Restaurant and

Bakery (“Perkins”), which were historically owned by Perkins and (2) mid-priced, casual-dining restaurants, specializing in the sale of pie and other bakery items, located primarily in the western United States under the name Marie Callender’s Restaurant and Bakery (“Marie Callender’s”), which were historically owned by WRG.
Perkins, founded in 1958, has continued to adapt its menu, product offerings and building décor to meet changing consumer preferences. The Perkins concept is designed to serve a variety of demographically and geographically diverse customers for a wide range of dining occasions that are appropriate for the entire family. As of December 31, 2006, the Company offered a full menu of over 90 assorted breakfast, lunch, dinner, snack and dessert items ranging in price from $2.99 to $12.99, with an average guest check of $7.86 for our Company-operated restaurants, which excludes franchised restaurants. Perkins’ signature menu items include our omelettes, secret-recipe real buttermilk pancakes, Mammoth Muffins, Tremendous Twelve platter, salads, melt sandwiches and Butterball turkey entrees. Breakfast items, which are available throughout the day, account for approximately half of the entrees sold in our restaurants.
Perkins is a leading operator and franchisor of full-service family dining restaurants. As of December 31, 2006, Perkins operated 155 full-service restaurants, and franchised 322 full-service restaurants to 111 franchisees in 33 states and in 5 Canadian provinces. For the year ended December 31, 2006, over 89% of our Company-operated restaurants produced positive store-level cash flow and our Company-operated restaurants’ footprint extends over 13 states, with a significant number of restaurants in Minnesota and Florida. Our existing restaurants generated average annual revenues of $1,944,000 over the year ended December 31, 2006.
Perkins’ franchised restaurants operate pursuant to license agreements generally having an initial term of 20 years, and pursuant to which a royalty fee (4% of gross sales) and an advertising contribution (3% of gross sales) are paid. Franchisees pay a non-refundable one-time license fee of $40,000 for each of their first two restaurants. Franchisees opening their third and subsequent restaurants pay a one-time license fee of between $25,000 and $50,000 depending on the level of assistance provided by us in opening the restaurant. Typically, franchisees may terminate license agreements upon a minimum of 12 months prior notice and upon payment of specified liquidated damages. Franchisees do not typically have express renewal rights. In 2006, average annual royalties earned per franchised restaurant were approximately $66,000. The following number of Perkins license agreements are scheduled to expire in the years indicated: 2007 — eight; 2008 — ten; 2009 — twelve; 2010 — eighteen; 2011 — thirteen. Upon the expiration of license agreements, franchisees typically apply for and receive new license agreements and pay a license agreement renewal fee of $5,000 to $7,500 depending on the length of the renewal term.
Marie Callender’s, founded in 1948, has one of the longest operating histories within the full-service dining sector, and has cultivated a brand known for quality food served in a warm, pleasant atmosphere, and premium pies baked fresh daily. As of December 31, 2006, Marie Callender’s offered a full menu of over 70 items ranging in price from $5.99 to $17.99. Marie Callender’s signature menu items include pot pies, quiches, full salad bar and Sunday brunch. Day part mix is split evenly between lunch and dinner.
Marie Callender’s are mid-priced, casual dining restaurants specializing in the sale of pies, operating primarily in the western United States. As of December 31, 2006, Marie Callender’s operated 92 full-service restaurants, and franchised 46 full-service restaurants to 27 franchisees in four states and Mexico. For the year ended December 31, 2006, over 90% of our Company-operated restaurants produced positive store-level cash flow and our Company-operated restaurants’ footprint extends over 9 states with 62 restaurants in California. Our existing restaurants generated average annual revenues of $2,369,000 over the year ended December 31, 2006.
As of December 31, 2006, 138 restaurants were operated by MCPSI: 135 restaurants were operated under the Marie Callender’s name, one under the Marie Callender’s Grill name, one under the Callender’s Grill name and one under the East Side Mario’s name. The Company owned and operated 79 Marie Callender’s restaurants, one Callender’s Grill and the East Side Mario’s restaurant. Franchisees owned and operated 45 Marie Callender’s restaurants and one Marie Callender’s Grill. Additionally, the Company operated 11 Marie Callender’s restaurants under partnership agreements. The Company has less than a 50% ownership interest in two of the partnership restaurants and a 57% to 95% ownership interest in the remaining 9 locations.
The East Side Mario’s restaurant is a mid-priced Italian restaurant operating in Lakewood, California.
Marie Callender’s franchised restaurants operate pursuant to franchise agreements generally having an initial term of 15 years, and pursuant to which a royalty fee (5% of gross sales) and an advertising contribution (1% to 2% of gross sales) are paid. Franchisees pay a non-refundable, one-time initial franchise fee of $25,000. Franchisees also pay a training fee of $35,000 prior to opening a restaurant. Franchisees typically have the right to renew the franchise agreement for two terms of five years each. In 2006, average annual royalties earned per franchised restaurant were approximately $105,000. The following number of Marie Callender’s franchise agreements are scheduled to expire in the years indicated: 2007 — one; 2008 — four; 2009 — none; 2010 — two and 2011 — one. Upon the expiration of franchise agreements, franchisees typically apply for and receive new franchise agreements and pay a franchise agreement renewal fee of $2,500.
In addition, we operate a bakery goods manufacturing segment, (“Foxtail”), which manufactures pies, pancake mixes, cookie doughs, muffin batters and other bakery products for both our in-store bakeries and third-party customers. Sales of products from this segment to Perkins franchisees, Marie Callender’s franchisees and other third parties constituted approximately 8.5% of our total revenues in 2006, 5.4% in 2005 and 1.9% in 2004.
Design Development. Our Perkins restaurants are primarily located in freestanding buildings seating between 90 and 250 customers. Our Marie Callender’s restaurants are also primarily located in freestanding buildings seating between 70 and 385 customers. We employ an on-going system of prototype development, testing and remodeling to maintain operationally efficient, cost-effective and unique interior and exterior facility design and decor. The current prototype packages feature modern, distinctive interior and exterior layouts that enhance operating efficiencies and customer appeal.
System Development. In 2006, we opened one new Company-operated Perkins restaurant and acquired three Perkins restaurants from franchisees. We did not close any Perkins Company-operated restaurants during 2006. In the Perkins franchise segment, our franchisees opened five new restaurants during 2006 and closed eleven restaurants.
In 2006, we opened one new Company-operated Marie Callender’s restaurant and obtained one Marie Callender’s restaurant from a franchisee. We closed three Marie Callender’s Company-operated restaurants during 2006. No Company-operated Marie Callender’s restaurants were opened in 2005 or 2004; however, we did obtain one from a franchisee in 2004. We closed one Company-operated restaurant in 2005 and closed three in 2004. In the Marie Callender’s franchise segment, our franchisees opened no new restaurants during 2006, 2005 or 2004 but closed two restaurants in 2004 and four restaurants in 2005.
Research and Development. Each year, we develop and test a wide variety of products for the Perkins brand in our 3,000 square foot test kitchen in Memphis, Tennessee. New products undergo extensive development and consumer testing to determine acceptance in the marketplace. While this effort is an integral part of our overall operations, it was not a material expense in 2006 or 2005. We spent approximately $93,000 and $295,000 conducting consumer research in 2006 and 2005, respectively.
Significant Franchisees. As of December 31, 2006, three Perkins franchisees otherwise unaffiliated with the Company owned 92 of the 322 franchised restaurants. These three franchisees operated 44, 27 and 21 restaurants, respectively. 38 of these restaurants are located in Pennsylvania, 27 are located in Ohio and the remaining 27 are located across Wisconsin, Nebraska, Florida, Tennessee, New Jersey, Minnesota, South Dakota, Kentucky, Maryland, New York, Virginia, North Dakota, South Carolina and

Michigan. During 2006, these three Perkins franchisees provided royalties and license fees of $2,300,000, $1,599,000 and $1,583,000, respectively.
As of December 31, 2006, three Marie Callender’s franchisees otherwise unaffiliated with the Company owned 14 of the 46 franchised restaurants. These franchisees operated six, four and four restaurants, respectively. Thirteen of these restaurants are located in California and one is located in Oregon. During 2006, these three Marie Callender’s franchisees provided royalties and license fees of $668,000, $532,000 and $366,000, respectively.
Significant Licensees. The Company has license agreements with certain parties to distribute and market Marie Callender’s branded products. The most prominent of these agreements are with ConAgra, Inc., which distributes frozen entrees and dinners to supermarkets and club stores throughout the United States, and American Pie, LLC, which distributes primarily frozen pies throughout most of the country. Both agreements are in effect in perpetuity, with the licensor having the right to terminate if specified sales levels are not achieved (both licensees have achieved the required sales levels), and each licensee having the right to terminate upon a 180 day notice. License income under these two agreements totaled $3,867,000, $3,515,000 and $3,230,000 in 2006, 2005 and 2004, respectively.
Territorial Rights. The Company has arrangements with several different parties to whom territorial rights were granted in exchange for specified payments. The Company makes specified payments to those parties based on a percentage of gross sales from certain Perkins restaurants and for new Perkins restaurants opened within those geographic regions. During 2006 and 2005, we paid an aggregate of $2,799,000 and $550,000, respectively, under such arrangements. Three such agreements are currently in effect. Of these, one expires in the year 2075, one expires upon the death of the beneficiary and the remaining agreement remains in effect as long as we operate Perkins restaurants in certain states.
Source of Materials. Essential supplies and raw materials are available from several sources, and we are not dependent upon any one source for our supplies or raw materials.
Patents, Trademarks and Other Intellectual Property. We believe that our trademarks and service marks, especially the marks “Perkins” and “Marie Callender’s,” are of substantial economic importance to our business. These include signs, logos and marks relating to specific menu offerings in addition to marks relating to the Perkins and Marie Callender’s name. Certain of these marks are registered in the U.S. Patent and Trademark Office and in Canada. Common law rights are claimed with respect to other menu offerings and certain promotions and slogans. We have copyrighted architectural drawings for Perkins restaurants and claim copyright protection for certain manuals, menus, advertising and promotional materials. We do not have any patents.
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
Employees. As of December 31, 2006, we employed approximately 15,100 persons. Approximately 500 of these employees were administrative and manufacturing personnel, approximately 4,900 were employed at Marie Callender’s restaurants and approximately 9,700 were employed at Perkins restaurants. Approximately 65% of the restaurant personnel are part-time employees. We compete in the job market for qualified restaurant management and operational employees. We maintain ongoing restaurant management training programs and have on our staff full-time restaurant training managers and a training director. We believe that our restaurant management compensation and benefits package is competitive within the industry. None of our employees are represented by a union.
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
Segment Information. We have five primary operating segments: Perkins restaurants, Marie Callender’s restaurants, Perkins franchise, Marie Callender’s franchise and Foxtail. See Note 17 of Notes to Financial Statements for financial information regarding each of our segments.
Item 1a. Risk Factors.
The impact of a decline in general economic conditions or changes in consumer preferences could adversely affect our restaurant sales growth, cash flow and overall financial results.
Changes in consumer discretionary spending as a result of a decline in general economic conditions could adversely affect our operating performance and our ability to generate cash flow to fund our operations and service our debt. Economic conditions that could have such an adverse impact include energy costs (especially gasoline prices), residential mortgage interest rates, residential prices in general, increases in state and federal minimum wage rates and the general consumer perception of economic conditions of the country.
We may be adversely affected by changes in consumer tastes, national, regional and local economic conditions, demographic trends and the impact on consumer eating habits of new information regarding diet, nutrition and health. Our success depends in part on our ability to anticipate and respond to changing consumer preferences and tastes. If we change our concept and/or menu to respond to changes in consumer tastes or dining patterns, we may lose customers who do not prefer the new concept and/or menu, and may not be able to attract a sufficient new customer base to produce the revenue needed to make our restaurants profitable.
We may not be able to compete successfully with other restaurants.
The restaurant industry is intensely competitive with respect to quality of food products, customer service, reputation, restaurant location, attractiveness and maintenance of properties, name recognition and price of meals and beverages. We consider our principal competitors to be mid-priced family dining venues and casual dining operations, including other national and regional chains, as well as locally-owned restaurants. Some of our competitors may be better established in certain of the markets where our restaurants and franchised restaurants are or may be located. Some of our competitors also have substantially greater financial, marketing and other resources than we do. We also compete with other restaurants for experienced management personnel and hourly employees, and with other restaurants and retail establishments for quality restaurant sites. If our restaurants and franchised restaurants are unable to compete successfully with other restaurants in new and existing markets, our business could be adversely affected, and, as a result, we may not be able to generate sufficient cash flow to service our debt obligations.

Food-borne illness incidents, claims of food-borne illness and adverse publicity could adversely affect our future operating performance.
Claims of illness or injury relating to food quality or food handling are common in the food service industry, and a number of these claims may exist at any given time. We cannot assure that our internal controls and training will be effective in preventing all food-borne illnesses. Some food-borne illness incidents could be caused by third-party food suppliers and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, such as e-coli, that could give rise to claims or allegations on a retroactive basis. We could be adversely affected by negative publicity resulting from food quality or handling claims at one or more of our restaurants. Food-borne illnesses spread at restaurants have generated significant negative publicity at other restaurant chains in the past, which has had a negative impact on their results of operations. One or more instances of food-borne illness in one of our restaurants could negatively affect our restaurants’ image and sales. These risks exist even if it were later determined that an illness was wrongly attributed to one of our restaurants.
In addition, the impact of adverse publicity relating to one of our restaurants or franchised restaurants may extend beyond that restaurant to affect some or all of our other restaurants. We believe that the risk of negative publicity is particularly great with respect to our franchised restaurants because we have limited ability to control their operations, especially on a real-time basis. A similar risk may exist with respect to unrelated food service businesses if customers mistakenly associate them with our operations.
We depend upon frequent deliveries of food and other supplies and price increases by our suppliers could harm our business.
Our ability to maintain consistent quality throughout our restaurants and franchised restaurants depends in part upon our ability to acquire fresh food products and related items from reliable sources in accordance with our specifications. We have contracts for the distribution of most food and other supplies for our restaurants. If any of these suppliers do not perform adequately or otherwise fail to distribute products or supplies to our restaurants, we may be unable to replace the suppliers in a short period of time on acceptable terms. Our inability to replace suppliers in a short period of time on acceptable terms could increase our costs and could cause shortages at our restaurants of food and other items that may cause us to remove certain items from a restaurant’s menu. If we temporarily remove popular items from a restaurant’s menu, that restaurant may experience a significant reduction in revenue during the time affected by the shortage or thereafter, as our customers may change their dining habits as a result.
In addition, we may experience inflation in the prices of certain of our key food ingredients that we purchase. If we were to raise our prices due to inflation, we could lose customers.
Our expansion plans present risks.
We plan to open additional Company-operated and franchised restaurants. We review additional sites for potential future restaurants on an ongoing basis. There is a “ramp-up” period of time before we expect a new restaurant to achieve our targeted level of profitability. This is due to higher operating costs caused by start-up and other temporary inefficiencies associated with opening new restaurants, such as lack of market familiarity and acceptance when we enter a new market, and training of staff. Furthermore, our ability, and our franchisees’ ability, to open new restaurants is dependent upon a number of factors, many of which are beyond our and our franchisees’ control, including, but not limited to, the ability to:
•	find quality locations;

•	reach acceptable agreements regarding the lease or purchase of locations;

•	comply with applicable zoning, land use and environmental regulations;

•	raise or have available an adequate amount of money for construction and opening costs;

•	timely hire, train and retain the skilled management and other employees necessary to meet staffing needs;

•	obtain, for an acceptable cost, required permits and approvals;

•	efficiently manage the amount of time and money used to build and open each new restaurant; and

•	general economic conditions.
A majority of our restaurants are owned and operated by independent franchisees over whom we do not have as much control as for our Company-operated restaurants, and as a result the financial performance of franchisees can adversely affect our future operating performance.
As of December 31, 2006, 368 of our 615 restaurants were owned and operated by franchisees. As a result, we rely in part on our franchisees and the manner in which they operate their locations to develop and promote our business. Franchise royalties and fees represented approximately 5% of our revenues during fiscal 2006. While we try to ensure that the quality of our brand is maintained by all of our franchisees, there is a risk that franchisees will take actions that adversely affect the value of our intellectual property or reputation. In addition, although we have developed criteria to evaluate and screen prospective franchisees, there can be no assurance that franchisees will have the business acumen or financial resources necessary to operate successful franchises in their franchise areas, and state franchise laws may limit our ability to terminate or modify these franchise arrangements. As of December 31, 2006, three franchisees unaffiliated with us owned 92 of the 368 franchised restaurants operating 44, 27 and 21 restaurants, respectively. If any of these franchisees were to experience financial difficulties our business could be adversely affected. In addition, a majority of our franchises can terminate their agreements with us on twelve months notice without cause. The failure of franchisees to operate franchised restaurants successfully or to the extent a significant number of franchisees elect to terminate their agreements with us could have a material adverse effect on us, our reputation, our brand and our ability to attract prospective franchisees.
Franchisees may not have access to the financial or management resources that they need to open the restaurants contemplated by their franchise agreements with us, or be able to find suitable sites on which to develop them. In addition, franchisees may not be able to negotiate acceptable lease or purchase terms for the sites, obtain the necessary permits and government approvals or meet construction schedules. Any of these problems could slow our growth and reduce our franchise revenues. Additionally, many of our franchisees depend on financing from banks and other financial institutions in order to construct and open new restaurants. Some of our franchisees are highly leveraged, and if they are unable to service their indebtedness, such failure could adversely affect their ability to maintain their operations, and/or meet their contractual obligations to us, which may have an adverse effect on our operating performance and accordingly, we may generate insufficient cash flow to service our debt obligations.
Labor shortages could slow our growth and adversely impact existing restaurants.
Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and servers, necessary to accommodate our expansion plans and meet the needs of our restaurants and franchised restaurants. A sufficient number of qualified individuals of the requisite caliber to fill these positions may be in short supply in some areas. Any future inability to recruit and retain qualified individuals may delay the planned openings of new restaurants and could adversely impact our existing Company-operated restaurants and franchised restaurants. Any such delays, any material increases in employee turnover rates in existing restaurants or any widespread employee dissatisfaction could have a material adverse effect on us. Additionally, competition for qualified employees could require us to pay higher wages, which could result in higher labor costs, which may have an adverse effect on our operating performance and accordingly, we may generate insufficient cash flow to service our debt obligations.
Increased labor costs could adversely affect our future operating performance.
We have a substantial number of employees who are paid wage rates at or slightly above the minimum wage. As federal and state minimum wage rates increase, we may be required to increase not only the wages of our minimum wage employees but also the wages paid to employees whose wage rates are above minimum wage. If competitive pressures or other factors prevent us from offsetting the increased costs by increases in prices, our profitability may decline. In addition, various proposals that would require employers to provide health insurance for all of their employees are being considered from time-to-time in Congress and various states. The imposition of any requirement that we provide health insurance to all employees on terms materially different from our existing programs may have an adverse effect on our operating performance and accordingly, we may generate insufficient cash flow to service our debt obligations.
Because all of our Perkins bakery products are produced at facilities in the same city, we are vulnerable to natural disasters and similar disruptions.
We depend on Foxtail’s ability to reliably produce our Perkins bakery products, which include pies, cookies, muffins and mixes and syrups, and deliver them to restaurants and foodservice distributors on a regular schedule. We currently produce all of our Perkins bakery products in three manufacturing facilities in Cincinnati, Ohio. As a result, Foxtail is vulnerable to damage or interruption from fire, severe drought, flood, power loss and energy shortages, telecommunications failure, break-ins, snow and ice storms and similar events. Any such damage or failure could disrupt some or all of our Foxtail operations and result in the loss of sales and current and potential customers if we are unable to quickly recover from such events. Our business interruption insurance may not be adequate to compensate us for our losses if any of these events occur. In addition, business interruption insurance may not be available to us in the future on acceptable terms or at all. Even if we carry adequate insurance, such events may have an adverse effect on our operating performance and accordingly, we may generate insufficient cash flow to service our debt obligations.
Certain of the Marie Callender’s restaurants house pie production equipment, while the other Marie Callender’s restaurants rely on a pie production facility in Corona, CA. Thus, Marie Callender’s is less vulnerable than Perkins with respect to the impact of a disruption at its production plant, although significant incremental costs would be incurred to supply bakery products to those restaurants without production equipment.
We depend on the services of key executives, the loss of whom may adversely affect our future operating performance.
Some of our senior executives are important to our success because they have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging necessary financing. Losing the services of any of these individuals may have an adverse effect on our operating performance and accordingly, we may generate insufficient cash flow to service our debt obligations, until a suitable replacement could be found. Four of our senior executives are bound by employment agreements with us.
The locations of our restaurants may cease to be attractive as demographic patterns change.
The success of our restaurants and franchised restaurants is significantly influenced by location. Current locations may not continue to be as attractive as demographic patterns change. It is possible that the neighborhood or economic conditions where our restaurants and franchised restaurants are located could decline in the future, potentially resulting in reduced sales in those locations. In addition, the performance of individual restaurants may be adversely affected by local factors such as traffic patterns.

Increased energy costs could negatively impact the cost structure of our business.
We purchase electricity, oil and natural gas to operate our restaurants and suppliers purchase gasoline in connection with the transportation of food and other supplies to us. Any significant increase in energy costs could adversely affect our business through higher rates charged by providers of electricity, oil and natural gas and the imposition of fuel surcharges by our suppliers.
We may be locked into long-term and non-cancelable leases that we want to cancel, and may be unable to renew leases that we want to extend at the end of their terms.
Many of our current leases are non-cancelable and typically have an initial term ranging from 15 to 20 years and renewal options for terms ranging from five to 20 years. The average remaining life of our current leases is approximately 10 years. Leases that we enter into in the future likely will also be long-term and non-cancelable and have similar renewal options. On June 29, 2005, we entered into a sale leaseback agreement under which we sold 67 of our Perkins restaurants and leased back the properties for an initial term of 20 years. If we close a restaurant, we may remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. Additionally, the potential losses associated with our inability to cancel leases may result in our keeping open restaurant locations that are performing significantly below targeted levels. As a result, ongoing lease operations at closed or underperforming restaurant locations could impair our results of operations.
In addition, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. As a result, we may be required to close or relocate a restaurant, which could subject us to construction and other costs and risks, and may have an adverse effect on our operating performance and accordingly, we may generate insufficient cash flow to service our debt obligations.
Our controlling stockholder may take actions that conflict with the interests of others.
Affiliates of Castle Harlan control the power to elect our directors, to appoint members of management and to approve all actions requiring the approval of the holders of our common stock, including adopting amendments to our certificate of incorporation and approving mergers, acquisitions or sales of all or substantially all of our assets. The interests of our controlling stockholder could conflict with the interests of others.
The failure to enforce and maintain our intellectual property rights could adversely affect our ability to maintain brand awareness.
The success of our business strategy depends on our continued ability to use our existing trade names, trademarks and service marks. We have registered the names Perkins, Perkins Restaurant & Bakery, Marie Callender’s and certain other names used by our restaurants as trade names, trademarks or service marks with the United States Patent and Trademark Office and in Canada. However, our trademarks could be imitated in ways that we cannot prevent. In addition, we rely on trade secrets, proprietary know-how, concepts and recipes. Our methods of protecting this information may not be adequate, however, and others could independently develop similar know-how or obtain access to our trade secrets, know-how, concepts and recipes.
Moreover, we may face claims of misappropriation or infringement of third parties’ rights that could interfere with our use of our proprietary know-how, concepts, recipes or trade secrets. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future and may result in a judgment or monetary damages.
We may make acquisitions, which present additional risks.
Part of our growth strategy includes pursuing acquisitions, although no acquisitions are currently contemplated. There is a risk that we will not be able to consummate acquisitions in the future on terms acceptable to us, if at all. In addition, there is a risk that the integration of any future acquisitions will not be successful or that the anticipated strategic benefits of any future acquisitions will be realized. Acquisitions may involve special risks, including, but not limited to:
•	adverse short-term effects on our reported operating results;

•	diversion of management’s attention;

•	difficulties assimilating and integrating the operations of the acquired company with our own; and

•	unanticipated liabilities or contingencies relating to the acquired company.
We are subject to extensive government regulations.
Our restaurants and franchised restaurants are subject to extensive federal, state and local governmental regulations, including those relating to the preparation and sale of food, those relating to building and zoning requirements and those relating to access for the disabled, including the Americans with Disabilities Act. We and our franchisees also are subject to licensing and regulation by state and local departments relating to health, sanitation and safety standards and liquor licenses and to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. The inability to obtain or maintain such licenses or publicity resulting from actual or alleged violations of such regulations could have an adverse effect on us. Furthermore, changes in, and the cost of compliance with, government regulations may have an adverse effect on our operating performance and accordingly, we may generate insufficient cash flow to service our debt obligations.
We also are subject to Federal Trade Commission regulations and various state and foreign laws which govern the offer and sale of franchises. Some states require that certain materials be registered before franchises can be offered or sold in that state. We also must comply with a number of state and foreign laws that regulate some substantive aspects of the franchisor-franchisee relationship. These laws may limit a franchisor’s ability to: terminate or not renew a franchise without good cause; interfere with the right of free association among franchisees; enforce non-competition provisions in its franchise agreements; disapprove the transfer of a franchise; discriminate among franchisees with regard to charges, royalties and other fees, or place new restaurants near existing restaurants. The failure to obtain or retain licenses or approvals to sell franchises may have an adverse effect on our operating performance and accordingly, we may generate insufficient cash flow to service our debt obligations.
In addition, as is the case with any owner or operator of real property, we are subject to a variety of federal, state and local governmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Failure to comply with environmental laws could result in the imposition of severe penalties or restrictions on operations by governmental agencies or courts of law, which could adversely affect us. We do not have environmental liability insurance and no material amounts have been or are expected to be expensed to comply with environmental protection regulations. The requirements of complying with the Exchange Act and the Sarbanes-Oxley Act may strain our resources and distract management.
We are subject to the Sarbanes-Oxley Act of 2002, including Section 404. These requirements place additional obligations on our systems and resources. The Sarbanes-Oxley Act requires that we maintain and certify that we have effective disclosure controls and procedures and internal control over financial reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act, starting with our fiscal 2007 annual report on Form 10-K, our management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting and an attestation report of our auditors on our management’s assessment of and operating effectiveness of such internal control. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight is required as we need to devote additional time and personnel to legal, financial and accounting activities to ensure our ongoing compliance with the public company reporting requirements. We might not be able to complete the documentation and management assessment required by Section 404 of the Sarbanes-Oxley Act when it becomes applicable to us. In addition, the effort to prepare for these obligations may divert management’s attention from other business concerns, which could adversely affect our business, financial condition, results of operations and cash flows. In addition, we have hired additional accounting and financial staff.
Restaurant chains face the risk of litigation in connection with operations.
We are subject to a variety of claims arising in the ordinary course of our business brought by or on behalf of our customers or employees, including personal injury claims, contract claims, discriminatory claims and employment-related claims. In recent years, a number of restaurant chains have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace, employment and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by chains. Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage for any claims, or adverse publicity resulting from any allegations, may have an adverse effect on our operating performance and accordingly, we may generate insufficient cash flow to service our debt obligations.
In addition, 19 of our Company-operated Perkins restaurants located in Florida, one Company-operated Perkins restaurant located in Minnesota and 90 Company-operated Marie Callender’s restaurants serve alcoholic beverages. These restaurants may be subject to state “dram shop” laws, which allow a person to sue us if that person was injured by a legally intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. A judgment against us under a dram shop law could exceed our liability insurance coverage policy limits and could result in substantial liability for us and may have an adverse effect on our operating performance and accordingly, we may generate insufficient cash flow to service our debt obligations.
Item 1b. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
The following table lists the number of full-service Company-operated and franchised restaurants, by state or country, as of December 31, 2006. The Company—operated restaurants of Marie Callender’s include wholly-owned restaurants, East Side Mario’s and those restaurants operated under various partnership agreements. The table excludes one limited service Perkins Express located in Utah.

	Perkins Restaurants			Marie Callender’s Restaurants
	Company-			Company-
	Operated	Franchised	Total	Operated	Franchised	Total
Arizona	—	1	1	7	—	7
Arkansas	—	3	3	—	—	—
California	—	—	—	62	40	102
Colorado	8	4	12	—	1	1
Delaware	—	1	1	—	—	—
Florida	39	18	57	—	—	—
Georgia	—	1	1	—	—	—
Idaho	—	8	8	1	—	1
Illinois	7	—	7	—	—	—
Indiana	—	5	5	—	—	—
Iowa	16	3	19	—	—	—
Kansas	2	4	6	—	—	—
Kentucky	—	4	4	—	—	—
Maryland	—	2	2	—	—	—
Michigan	7	2	9	—	—	—
Minnesota	38	35	73	—	—	—
Missouri	7	1	8	—	—	—
Montana	—	9	9	—	—	—
Nebraska	—	9	9	—	—	—
Nevada	—	—	—	4	3	7
New Jersey	—	16	16	—	—	—
New York	—	15	15	—	—	—
North Carolina	—	2	2	—	—	—
North Dakota	3	5	8	—	—	—
Ohio	—	41	41	—	—	—
Oklahoma	2	—	2	2	—	2
Oregon	—	—	—	4	1	5
Pennsylvania	7	49	56	—	—	—
South Carolina	—	4	4	—	—	—
South Dakota	—	10	10	—	—	—
Tennessee	4	11	15	—	—	—
Texas	—	—	—	4	—	4
Utah	—	—	—	5	—	5
Virginia	—	4	4	—	—	—
Washington	—	6	6	3	—	3
West Virginia	—	2	2	—	—	—
Wisconsin	15	27	42	—		—
Wyoming	—	4	4	—	—	—
Canada	—	16	16	—	—	—
Mexico	—	—	—	—	1	1

Total	155	322	477	92	46	138

The majority of the Perkins restaurants feature a distinctively styled brick or stucco building and are predominantly single-purpose, one-story, free-standing buildings averaging approximately 5,000 square feet, with a seating capacity of between 90 and 250 customers. Marie Callender’s restaurants are predominantly single-purpose, one-story, free-standing buildings with a seating capacity between 70 and 385 customers.
The following table sets forth certain information regarding Company-operated restaurants and other properties, as of December 31, 2006:

	Number of Properties (1)
Use	Owned	Leased	Total
Offices and Manufacturing Facilities(2)	1	11	12
Perkins Restaurant and Bakery(3)	—	155	155
Marie Callender’s Restaurant and Bakery(4,5)	—	92	92

(1)	In addition to the properties noted in the schedule above, we lease twenty-two properties which are subleased to others and we own two properties which are leased to others.

(2)	Our principal office is located in Memphis, Tennessee, and currently comprises approximately 50,000 square feet under a lease expiring on May 31, 2013, subject to a renewal by us for a maximum of 60 months. We also lease an office which comprises approximately 6,300 square feet in Mission Viejo, California, with a lease term through April 30, 2013 with no renewal options. We also own a 25,149 square-foot manufacturing facility in Cincinnati, Ohio, and lease two other properties in Cincinnati, Ohio, consisting of 36,000 square feet and 120,000 square feet, and one property in Corona, California, consisting of 29,600 square feet, for use as manufacturing facilities.

(3)	The average term of the remaining leases is approximately twelve years, excluding renewal options. The longest lease term will mature in approximately 20 years and the shortest lease term will mature in less than 1 year, assuming the exercise of all renewal options.

(4)	Includes one Callender’s Grill restaurant and the East Side Mario’s restaurant.

(5)	The average term of the remaining leases is approximately six years, excluding renewal options. The longest lease term will mature in approximately 34 years and the shortest lease term will mature in less than 1 year.
Item 3. Legal Proceedings.
We are a party to various legal proceedings in the ordinary course of business. We do not believe that these proceedings, either individually or in the aggregate, are likely to have a material adverse effect on our financial position, results of operations or cash flows.
Item 4. Submission of Matters to Vote of Security Holders.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market information.
No established public market exists for our equity securities.
Holders.
As of December 31, 2006, there was 1 Stockholder of record.
Dividends.
No dividends or distributions were declared or paid during 2006, 2005 or 2004. The Company’s credit agreements and indentures governing its debt securities restrict our ability to pay dividends or distributions to our equity holders.
Purchases of Equity Securities.
Not applicable.
[Intentionally Left Blank]

Item 6. Selected Financial Data.
PERKINS & MARIE CALLENDER’S INC.
SELECTED FINANCIAL AND OPERATING DATA
(In Thousands, Except Number of Restaurants)
The following financial and operating data should be read in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations and the consolidated financial statements and data included elsewhere in this Annual Report on Form 10-K. As a result of the Combination, the financial statements of WRG and Perkins are presented on a consolidated basis as of September 21, 2005, the first date on which both companies were under common control, and include the combined results of operations of each company for all periods presented after such date. Prior to September 21, 2005, the consolidated financial statements and data presented are for WRG, only.

	2006	2005	2004	2003	2002
Income Data:
Revenues	$594,190	$321,473	$228,760	$227,455	$226,329

Net Loss	$(9,372)	$(15,231)	$(16,318)	$(12,441)	$(11,020)

Balance Sheet Data:
Total assets	$346,845	$346,276	$56,459	$60,662	$57,628

Long-term debt and capital lease obligations (a)	$292,628	$300,077	$105,114	$101,273	$85,994

Distributions	$—	$—	$—	$—	$—

Statistical Data:
Full service Restaurants in operation at end of year:
Company-operated Perkins	155	151	—	—	—
Franchised Perkins (b)	322	331	—	—	—

Total Perkins	477	482	—	—	—

Company-operated Marie Callender’s	91	92	93	95	96
Company-operated East Side Mario’s	1	1	1	1	1
Franchised Marie Callender’s	46	47	51	54	59

Total Marie Callender’s	138	140	145	150	156

Average annual sales per company-operated Perkins restaurant	$1,944	$1,866	$—	$—	$—

Average annual royalties per franchised Perkins restaurant	$66	$64	$—	$—	$—

Average annual sales per company-operated Marie Callender’s restaurant	$2,369	$2,298	$2,202	$2,122	$2,081

Average annual royalties per franchised Marie Callender’s restaurant	$105	$107	$102	$98	$99

(a)	Net of current maturities of $1,706, $3,311, $3,127, $3,616 and $7,575.

(b)	Excludes one franchised Perkins Express.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL
The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to the consolidated financial statements and accompanying notes of Perkins & Marie Callender’s Inc. included elsewhere in this Form 10-K. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below. See discussion under the caption “Information Concerning Forward-Looking Statements.” Except as otherwise indicated, references to years mean our fiscal year ended December 31, 2006, December 25, 2005 or December 30, 2004.
OUR COMPANY
References to the “Company,” “us” or “we” refer to Perkins & Marie Callender’s Inc. and its consolidated subsidiaries.
The Company operates two restaurant concepts: (1) full-service family dining restaurants located primarily in the Midwest, Florida and Pennsylvania under the name Perkins Restaurant and Bakery, which were historically owned by Perkins and (2) mid-priced, casual-dining restaurants, specializing in the sale of pie and other bakery items, located primarily in the western United States under the name Marie Callender’s Restaurant and Bakery (“Marie Callender’s”), which were historically owned by WRG.
Perkins Restaurant and Bakery
Perkins, founded in 1958, has continued to adapt its menu, product offerings and building décor to meet changing consumer preferences. The Perkins’ concept is designed to serve a variety of demographically and geographically diverse customers for a wide range of dining occasions that are appropriate for the entire family. As of December 31, 2006, the Company offered a full menu of over 90 assorted breakfast, lunch, dinner, snack and dessert items ranging in price from $2.99 to $12.99, with an average guest check of $7.86 for our Company-operated restaurants, which excludes franchised restaurants. Perkins’ signature menu items include our omelettes, secret-recipe real buttermilk pancakes, Mammoth Muffins, Tremendous Twelve platter, salads, melt sandwiches and Butterball turkey entrees. Breakfast items, which are available throughout the day, account for approximately half of the entrees sold in our restaurants.
Perkins is a leading operator and franchisor of full-service family dining restaurants. As of December 31, 2006, we operated 155 full-service restaurants and franchised 322 full-service restaurants to 111 franchisees in 33 states and in 5 Canadian provinces. For the year ended December 31, 2006, over 89% of our Company-operated restaurants produced positive store-level cash flow and the footprint of our Company-operated restaurants extends over 13 states, with a significant number of restaurants in Minnesota and Florida. Our Company-operated restaurants generated average annual revenues of $1,944,000 for the year ended December 31, 2006.
Perkins’ franchised restaurants operate pursuant to license agreements generally having an initial term of 20 years and pursuant to which a royalty fee (4% of gross sales) and an advertising contribution (3% of gross sales) are paid. Franchisees pay a non-refundable one-time license fee of $40,000 for each of their first two restaurants. Franchisees opening their third and subsequent restaurants pay a one-time license fee of between $25,000 and $50,000 depending on the level of assistance provided by us in opening the restaurant. Typically, franchisees may terminate license agreements upon a minimum of 12 months prior notice and upon payment of specified liquidated damages. Franchisees do not typically have express renewal rights. In 2006, average annual royalties earned per franchised restaurant were approximately $66,000. The following number of license agreements are scheduled to expire in the years indicated: 2007 — eight; 2008 — ten; 2009 — twelve; 2010 — eighteen; 2011 — thirteen. Upon the expiration of license agreements, franchisees typically apply for and receive new license agreements. Franchisees pay a license agreement renewal fee of $5,000 to $7,500 depending on the length of the renewal term.
Marie Callender’s Restaurant and Bakery
Marie Callender’s, founded in 1948, has one of the longest operating histories within the full-service dining sector, and has cultivated a brand known for quality food served in a warm, pleasant atmosphere, and premium pies baked fresh daily. As of December 31, 2006, the Company offered a full menu of over 70 items ranging in price from $5.99 to $17.99. Marie Callender’s signature menu items include pot pies, quiches, full salad bar and Sunday brunch. Day part mix is split evenly between lunch and dinner.
Marie Callender’s are mid-priced, casual dining restaurants specializing in the sale of pies, operating primarily in the western United States. As of December 31, 2006, we operated 92 full-service restaurants, and franchised 46 full-service restaurants to 27 franchisees in four states and Mexico. For the year ended December 31, 2006, over 90% of our Company-operated restaurants produced positive store-level cash flow and our Company-operated restaurants’ footprint extends over 9 states with 62 restaurants in California. Our existing restaurants generated average annual revenues of $2,369,000 over the year ended December 31, 2006.
As of December 31, 2006, 138 restaurants were operated by MCPSI: 135 restaurants were operated under the Marie Callender’s name, one under the Marie Callender’s Grill name, one under the Callender’s Grill name and one under the East Side Mario’s name. The Company owned and operated 79 Marie Callender’s restaurants, one Callender’s Grill and the East Side Mario’s restaurant. Franchisees owned and operated 45 Marie Callender’s restaurants and one Callender’s Grill. Additionally, the Company operated 11 Marie Callender’s restaurants under partnership agreements. The Company has less than a 50% ownership in two of the partnership restaurants and a 57% to 95% ownership in the remaining 9 locations.
The East Side Mario’s restaurant is a mid-priced Italian restaurant operating in Lakewood, California.
Marie Callender’s franchised restaurants operate pursuant to franchise agreements generally having an initial term of 15 years, and pursuant to which a royalty fee (5% of gross sales) is paid. Franchisees pay a non-refundable, one-time initial franchise fee of $25,000. Franchisees also pay a training fee of $35,000 prior to opening a restaurant. Franchisees typically have the right to renew the franchise agreement for two terms of five years each. In 2006, average annual royalties earned per franchised restaurant were approximately $105,000. The following number of Marie Callender’s franchise agreements are scheduled to expire in the years indicated: 2007 — one; 2008 — four; 2009 — none; 2010 — two and 2011 — one. Upon the expiration of franchise agreements, franchisees typically apply for and receive new franchise agreements and pay a franchise agreement renewal fee of $2,500.
In addition, we operate Foxtail which manufactures pies, pancake mixes, cookie doughs, muffin batters and other bakery products for both our in-store bakeries and third-party customers. Sales of products from this segment to Perkins franchisees, Marie Callender’s franchisees and other third parties constituted approximately 8.5% of our total revenues in 2006, 5.4% in 2005 and 1.9% in 2004.
OVERVIEW
Combination of Companies Under Common Control

On November 12, 1999, CHP III, a New York-based private equity fund managed by Castle Harlan, acquired WRG, a privately held company, through the purchase of a majority interest in the equity interests of WRG.
On September 21, 2005, P&MC Holding Corp., an affiliate of CHP IV, a New York-based private equity fund also managed by Castle Harlan, purchased all of the outstanding capital stock of the parent company of Perkins (the “Acquisition”). CHP III and CHP IV are under the common control of Castle Harlan.
On May 3, 2006, pursuant to the Stock Purchase Agreement, WRG became a direct wholly-owned subsidiary of the Company. Pursuant to the Stock Purchase Agreement, P&MC Holding LLC purchased all the outstanding stock of WRG and the shareholders of WRG received equity interests in P&MC Holding LLC, the Company’s indirect parent. From September 21, 2005 through May 3, 2006, both the Company and WRG were portfolio companies, under common control of Castle Harlan; therefore, the financial statements of both entities are presented retroactively on a consolidated basis, in a manner similar to a pooling of interests, from September 21, 2005, the first date at which both companies were under common control. This transaction is described more fully in Note 4, “Combination of Companies Under Common Control.”
In connection with the Combination, the Company entered into an amended and restated credit agreement with Wachovia Bank, National Association, as administrative agent, swingline lender and issuing lender, Wachovia Capital Markets, LLC as sole lead arranger and sole book manager, BNP Paribas as syndication agent, Wells Fargo, Foothill, Inc. as documentation agent, and each other lender from time to time party thereto (the “Credit Agreement”). Pursuant to the Credit Agreement, the lenders made available the following: (1) a five-year revolving credit facility of up to $40,000,000, including a sub-facility for letters of credit in an amount not to exceed $25,000,000 and a sub-facility for swingline loans in an amount not to exceed $5,000,000 (the “Revolver”); and (2) a seven-year term loan credit facility not to exceed $100,000,000 (the “Term Loan”). The Company’s obligations under the Credit Agreement are guaranteed by RHC and each of the Company’s wholly-owned subsidiaries. The obligations under the Credit Agreement are collateralized by a first priority lien on substantially all of the assets of the Company and its wholly-owned subsidiaries. Certain future subsidiaries of the Company will be required to guarantee the obligations of the Company and grant a lien on substantially all of their assets.
A draw under the Credit Agreement was made on May 3, 2006 in the amount of $103,800,000, which was used to repay existing indebtedness of WRG and its subsidiaries of approximately $101,000,000 and to pay certain fees and expenses in connection with the consummation of this Combination and the amendment and restatement of the Credit Agreement.
Financial Statement Presentation
The accompanying consolidated financial statements include the financial results of WRG for fiscal years 2006, 2005 and 2004 combined with the financial results of Perkins for the period September 21, 2005 (date of common control) through December 25, 2005 in fiscal year 2005 and the financial results of Perkins for all of fiscal year 2006. Intercompany transactions have been eliminated in consolidation.
KEY FACTORS AFFECTING OUR RESULTS
The key factors that affect our operating results are our comparable restaurant sales, which are driven by our comparable customer counts and our guest check average, and our ability to manage operating expenses, such as food cost, labor and benefits. Comparable restaurant sales is a measure of the percentage increase or decrease of the sales of restaurants open at least one full fiscal year prior to the start of the comparative year. We do not use new restaurants in our calculation of comparable restaurant sales until they are open for at least one full fiscal year in order to allow a new restaurant’s operations time to stabilize and provide more meaningful results.

Like much of the restaurant industry, we view comparable restaurant sales as a key performance metric, at the individual restaurant level, within regions and throughout our Company. With our information systems, we monitor comparable restaurant sales on a daily, weekly and monthly basis on a restaurant-by-restaurant basis. The primary drivers of comparable restaurant sales performance are changes in the average guest check and changes in the number of customers, or customer count. Average guest check is primarily affected by menu price changes and changes in the mix of items purchased by our customers. We also monitor entree count, which we believe is indicative of overall customer traffic patterns. To increase restaurant sales, we focus marketing and promotional efforts on increasing customer visits and sales of particular products. Restaurant sales performance is also affected by other factors, such as food quality, the level and consistency of service within our restaurants and franchised restaurants, the attractiveness and physical condition of our restaurants and franchised restaurants, as well as local and national competitive and economic factors.
For the year ended December 31, 2006, Perkins’ Company-operated restaurants attained comparable annual sales growth of 1.6%; Marie Callender’s Company-operated restaurants attained comparable annual sales growth of 0.4% in 2006, 3.1% in 2005 and 3.4% in 2004.
SUMMARY OF CRITICAL ACCOUNTING POLICIES
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
Revenue Recognition
Revenue at our restaurants is recognized as customers pay for products at the time of sale. The revenue reporting process is covered by our system of internal controls and generally does not require significant management judgments and estimates. However, estimates are inherent in the calculation of franchisee royalty revenue. We calculate an estimate of royalty income each period and adjust royalty income when actual amounts are reported by franchisees. Historically, these adjustments have not been material.
Concentration of Credit Risk
Financial instruments, which potentially expose us to concentrations of credit risk, consist principally of franchisee and Foxtail accounts receivable. We perform ongoing credit evaluations of our franchisees and Foxtail customers and generally require no collateral to secure accounts receivable. The credit review is based on both financial and non-financial factors. Based on this review, we provide for estimated losses for accounts receivable that are not likely to be collected. Although we maintain good relationships with our franchisees, if average sales or the financial health of significant franchisees were to deteriorate, we might have to increase our reserves against collection of franchise revenues.
Additional financial instruments that potentially subject us to a concentration of credit risk are cash and cash equivalents. At times, cash balances may be in excess of FDIC insurance limits. The Company has not experienced any losses with respect to bank balances in excess of government provided insurance.
Insurance Reserves
We are self-insured up to certain limits for costs associated with workers’ compensation claims, property claims and benefits paid under employee health care programs. At December 31, 2006 and December 25, 2005, we had total self-insurance accruals reflected in our consolidated balance sheets of approximately $8,759,000 and $8,958,000, respectively. The measurement of these costs required the consideration of historical loss experience and judgments about the present and expected levels of cost per claim. We account for the workers’ compensation costs primarily through actuarial methods, which develop estimates of the discounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet dates. We account for benefits paid under employee health care programs using historical lag information as the basis for estimating expenses incurred as of the balance sheet dates. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. However, the use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved and the length of time until the ultimate cost is known. We believe that our recorded obligations for these expenses are consistently measured on an appropriate basis. Nevertheless, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities.
Long-Lived Assets
The restaurant industry is capital intensive. We capitalize the cost of improvements that extend the useful life of an asset. Repairs and maintenance costs that do not extend the useful life of an asset are expensed as incurred.
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
Leases
The future commitments for operating leases are not reflected as a liability on our balance sheet because the leases do not meet the accounting definition of capital leases. The determination of whether a lease is accounted for as a capital lease or an operating lease requires management to make estimates primarily about the fair value of the asset, its estimated economic useful life and the incremental borrowing rate. We believe that we have a well-defined and controlled process for making this evaluation.
Goodwill and Intangibles
As of December 31, 2006, we had approximately $186,830,000 of goodwill and intangible assets on our balance sheet primarily resulting from the Acquisition. Accounting standards require that we review these intangible assets for impairment on at least an annual basis. The annual evaluation of intangible asset impairment, performed as of year end, requires the use of estimates about the future cash flows of each of our reporting units to determine their estimated fair values. Changes in forecasted operations and changes in discount rates can materially affect these estimates. However, once an impairment of intangible assets has been recorded, it cannot be reversed.

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
SUBSEQUENT EVENTS
On June 1, 2007, the Company entered into Employment Agreements, collectively known as the “Employment Agreements”, with each of Joseph Trungale (the “Trungale Employment Agreement”), James Stryker (the “Stryker Employment Agreement”), James Barrasso (the “Barrasso Employment Agreement”) and Charles Conine (the “Conine Employment Agreement”).
Under their respective agreements, Mr. Trungale will continue to serve as the Chief Executive Officer and President, Mr. Stryker will continue to serve as the Executive Vice President, Chief Financial Officer, Mr. Barrasso will continue to serve as the Executive Vice President, Foodservice and Mr. Conine will continue to serve as the Executive Vice President, Human Resources & Administration.
The initial term of the Trungale Employment Agreement is three years, unless earlier terminated. The initial term for the other three Employment Agreements is 18 months, unless earlier terminated. All of the Employment Agreements will renew for successive one year terms unless either party provides notice of non-renewal in accordance with the applicable Employment Agreement. Mr. Trungale is to be paid an annual base salary of $625,000, subject to increase as determined by the Board of Directors of P&MC’s Holding, LLC (the “Board”), the indirect parent of the Company, and is eligible to receive an annual bonus, as determined by the Board based on performance targets established by the Board. Mr. Trungale’s target bonus is 70% of his annual base salary. Mr. Stryker, Mr. Barrasso and Mr. Conine are to be paid annual base salaries of $328,000, $260,000 and $244,000, respectively, subject to increases as determined by the Board and each is eligible to receive an annual bonus, as determined by the Board based on performance targets established by the Board. The target bonus for each of Mr. Stryker, Mr. Barrasso and Mr. Conine is 45% of such executive’s annual base salary.

If the employment of Mr. Trungale, Mr. Stryker, Mr. Barrasso or Mr. Conine is terminated by the Company without “cause,” or by Mr. Trungale, Mr. Stryker, Mr. Barrasso or Mr. Conine with “good reason” (as these terms are defined in the applicable Employment Agreement) upon execution without revocation of a valid general release in favor of us and our affiliates, in addition to receiving accrued but unpaid base salary, employee benefits and vacation, if any, to the date of termination, (1) Mr. Trungale will be entitled to severance in an amount equal to his annual base salary paid in monthly installments and to continue to be a participant in the Company’s executive health and life benefit plan for the greater of (x) the remainder of the term of the Trungale Employment Agreement and (y) 24 months, and (2) Mr. Stryker, Mr. Barrasso and Mr. Conine will each be entitled to severance in an amount equal to such executive’s annual base salary paid in monthly installments and to continue to be a participant in the Company’s executive health and life benefit plan for the greater of (x) remainder of the term of the applicable Employment Agreement and (y) 12 months. All four executives will also be entitled to payment of accrued but unpaid bonus, pro-rated through the date of termination.
If the employment of Mr. Trungale, Mr. Stryker, Mr. Barrasso or Mr. Conine is terminated by the Company without “cause,” or by Mr. Trungale, Mr. Stryker, Mr. Barrasso or Mr. Conine with “good reason” after a “Change in Control” (as the term is defined in the applicable Employment Agreement), in the event that any payment or distribution by the Company to or for the benefit of the applicable executive would be subject to excise taxes, then the Company will pay to such executive an additional payment (the “Gross-Up Payment”) in an amount such that after payment by such executive of all taxes, including income taxes and excise taxes imposed upon the Gross-Up Payment, such executive retains an amount of the Gross-up Payment equal to the excise tax imposed upon such payments.
If the employment of Mr. Trungale, Mr. Stryker, Mr. Barrasso or Mr. Conine is terminated for any other reason, the applicable executive will not be entitled to any severance benefits other than accrued but unpaid base salary and employee benefits, if any, to the date of termination, provided that if termination is on account of death or “disability” (as defined in the Employment Agreements), such executive will be entitled to, in addition to receiving accrued but unpaid base salary, employee benefits and vacation, if any, to the date of termination, (i) continued payment of his annual base salary for the lesser of (x) four months or (y) the remainder of the term of the agreement and (ii) payment of accrued but unpaid bonus, pro-rated through the date of termination.
In addition, each of Mr. Trungale, Mr. Stryker, Mr. Barrasso and Mr. Conine is subject to non-competition restrictions for 12 months and non-solicitation restrictions for 24 months, following termination of employment for any reason.
Subsequent to year end, and effective June 1, 2007, PMCH established a management equity incentive plan (the “Equity Plan”) for the benefit of executive officers and other key employees. The Equity Plan provides the following two types of equity ownership in PMCH: (i) Incentive Units, which vest in equal increments, beginning on the one year anniversary of the date of grant, and (ii) Subscription Units, ownership of which is effective June 1, 2007. The Equity Plan provides for accelerated vesting of Incentive Units in the event of a change in control. The executive officers and certain other officers of the Company purchased Subscription Units through direct investment in PMCH.
SYSTEM DEVELOPMENT
We opened one new Company-operated Perkins restaurant, acquired three Perkins restaurants from franchisees and opened five Perkins franchised restaurants in 2006. We opened one new Company-operated Callender’s Grill restaurant and purchased one Marie Callender’s restaurant from a franchisee in 2006. During 2006, three underperforming Company-operated Marie Callender’s restaurants were closed. In 2005, we closed one Marie Callender’s underperforming Company-operated restaurant and four Marie Callender’s franchised restaurants. During 2004, three Company-operated Marie Callender’s restaurants and two Marie Callender’s franchised restaurants were closed, and the Company acquired one Marie Callender’s restaurant from a franchisee.
RESULTS OF OPERATIONS
Prior to the Combination on May 3, 2006, Perkins and WRG were separate entities under the common control of Castle Harlan, as defined in Emerging Issues Task Force Issue No. 02-5, Definition of “Common Control” in Relation to FASB Statement No. 141. As a result of the Combination, the financial statements of these entities are presented retroactively on a consolidated basis, in a manner similar to a pooling of interest, as of September 21, 2005, the first date on which both companies were under common control and include the results of operations of each company for all periods presented after such date.
Financial Statement Presentation

The accompanying financial statements include the financial results of WRG for fiscal years 2006, 2005 and 2004 combined with the financial results of Perkins for the period September 21, 2005 through December 25, 2005 in fiscal year 2005 and the financial results of Perkins for all of fiscal year 2006. Intercompany transactions have been eliminated in consolidation.
Overview
Our revenues are derived primarily from restaurant operations, franchise royalties and the sale of bakery products produced by Foxtail. Sales from Foxtail to Company-operated restaurants are eliminated in the accompanying statements of operations. For the year ended December 31, 2006, revenues from Perkins’ restaurants, Marie Callender’s restaurants, franchise operations and Foxtail and other accounted for 49.8%, 36.4%, 4.5%, and 9.3% of total revenue, respectively.
Our results before and after September 21, 2005 are not generally comparable due to the effects of the Combination. Accordingly, to aid in the comparison, management’s discussion and analysis of financial condition and results of operations includes supplemental data regarding our reportable segments for the years ended December 31, 2006, December 25, 2005 and December 30, 2004.
The following table reflects certain data for the Company’s year ended December 31, 2006 compared to the preceding two fiscal years. The consolidated information is derived from the accompanying consolidated statements of operations. Data from the Company’s segments — Perkins restaurants, Marie Callender’s restaurants, Perkins franchise, Marie Callender’s franchise and Foxtail and other is included for comparison. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable revenue amount. The food cost ratio in the consolidated results reflects the elimination of intersegment food cost of $18,682,000, $12,967,000 and $8,955,000 in 2006, 2005 and 2004, respectively.

	Consolidated Results			Perkins Restaurants			Marie Callender's Restaurants
	2006	2005	2004	2006	2005	2004	2006	2005	2004

Food sales	$581,424	$319,429	$228,318	$295,762	$73,508	$—	$216,342	$215,464	$214,923
Franchise and other revenue	31,448	15,011	9,397	—	—	—	—	—	—
Intersegment revenue	(18,682)	(12,967)	(8,955)	—	—	—	—	—	—

Total Revenues	$594,190	$321,473	$228,760	$295,762	$73,508	$—	$216,342	$215,464	$214,923

Food cost	26.9%	28.0%	28.3%	25.1%	26.6%	n/a	29.9%	30.5%	30.5%
Labor and benefits	31.2%	31.1%	31.5%	36.3%	36.4%	n/a	32.1%	32.2%	32.8%
Operating expenses	25.3%	26.6%	26.5%	25.9%	26.9%	n/a	30.0%	29.0%	27.6%

Segment Profit (Loss)	$(9,372)	$(15,231)	$(16,318)	$25,149	$4,624	n/a	$9,220	$9,988	$11,378

	Perkins Franchise			Marie Callender's Franchise			Foxtail
	2006	2005	2004	2006	2005	2004	2006	2005	2004

Food sales	$—	$—	$—	$—	$—	$—	$69,320	$30,457	$13,395
Franchise and other revenue	22,052	5,418	—	4,842	5,045	5,207	—	—	—
Intersegment revenue	—	—	—	—	—	—	(18,682)	(12,967)	(8,955)

Total Revenues	$22,052	$5,418	$—	$4,842	$5,045	$5,207	$50,638	$17,490	$4,440

Food cost	n/a	n/a	n/a	n/a	n/a	n/a	56.9%	58.3%	61.0%
Labor and benefits	n/a	n/a	n/a	n/a	n/a	n/a	12.3%	11.8%	10.5%
Operating expenses	9.6%	11.8%	n/a	n/a	n/a	n/a	9.4%	8.7%	10.8%

Segment Profit (Loss)	$19,929	$4,778	n/a	$4,841	$5,044	$5,207	$8,255	$4,891	$2,278

	Other (a)
	2006	2005	2004

Food sales	$—	$—	$—
Franchise and other revenue	4,554	4,548	4,190
Intersegment revenue	—	—	—

Total Revenues	$4,554	$4,548	$4,190

Food cost	n/a	n/a	n/a
Labor and benefits	n/a	n/a	n/a
Operating expenses	n/a	n/a	n/a

Segment Profit (Loss)	$(76,766)	$(44,556)	$(35,181)

(a)	Licensing revenue of $4,107,000, $3,747,000 and $3,455,000 for fiscal 2006, 2005 and 2004, respectively, is included in the Other segment revenues. The Other segment loss includes corporate general and administrative expenses, interest expense and other non-operational expenses. For details of the other segment loss, see Note 17, “Segment Reporting” in the Notes to Consolidated Financial Statements.

Year Ended December 31, 2006 Compared to the Year Ended December 25, 2005
Restaurant Segments Overview
The operating results of the restaurant segments are impacted mainly by the following industry-wide factors: competition, comparable store sales and guest counts, restaurant openings and closings, labor and employee benefit expenses, commodity prices, energy prices, governmental legislation, general economy and weather.
Marie Callender’s comparable restaurant sales increased by 0.4% in 2006 as compared to 2005, due primarily to an increase in take-out whole pie sales. Combined restaurant segment income increased $19,757,000 in 2006 compared to a year ago, primarily due to the inclusion of $25,149,000 of income from Perkins restaurants in 2006 versus $4,624,000 in 2005. Marie Callender’s restaurant segment income decreased $768,000 in 2006 primarily as a result of an increase in marketing spending in 2006, plus higher workers’ compensation insurance expense.
During 2006, the Company opened one Perkins restaurant and one Marie Callender’s restaurant, obtained three Perkins restaurants from franchisees, obtained one Marie Callender’s restaurant from a franchisee, closed three Marie Callender’s restaurants, and closed no Perkins restaurants.
Foxtail Segment Overview
The operating results of Foxtail are impacted mainly by the following factors: external customer base, labor and employee benefit expenses, commodity prices, energy prices, governmental legislation, Perkins and Marie Callender’s restaurant openings and closings, food safety requirements and the general economy.
Foxtail’s net sales increased $33,148,000 over the prior year. The increase was primarily due to the inclusion of revenues of $45,850,000 from Perkins in 2006 versus $13,620,000 in 2005. Segment income of $8,255,000 in 2006 increased $3,364,000 over the prior year due to the inclusion of Perkins’ segment income of $6,336,000 in 2006 versus $2,487,000 in 2005.
Franchise Segments Overview
The operating results of the franchise segments are mainly impacted by the same factors as those impacting the Company’s restaurant segments, excluding the operating cost factors since franchise segment income is earned primarily through royalty income.
Franchise revenues increased $16,431,000 in 2006 compared to a year ago. The overall increase was primarily due to the inclusion of revenues of $22,052,000 from Perkins in 2006 versus $5,418,000 in 2005. Marie Callender’s franchise revenues decreased $203,000 in 2006 compared to 2005 due to a reduction in the average number of franchise stores in operation to 47.0 in 2006 from 49.0 in 2005.
During 2006, franchisees opened five Perkins restaurants, closed eleven Perkins restaurants and did not open or close any Marie Callender’s restaurants. Three franchised Perkins restaurants and one franchised Marie Callender’s restaurant were obtained by the Company.
Revenues
Consolidated net sales increased $272,717,000 in 2006 compared to 2005. The increase was primarily due to the inclusion of revenues of $363,664,000 from Perkins in 2006 versus $92,546,000 in 2005. Based on the pro-forma data (provided in Note 4 of the financial statements), net sales of $594,190,000 in 2006 are 0.5% higher than the pro-forma sales of $591,060,000 in 2005. Aside from the impact of the full year inclusion of Perkins, revenues for 2006 also increased slightly due to a $1,599,000 increase in Marie Callender’s sales, representing a 0.7% increase from 2005.

Marie Callender’s restaurant sales accounted for 36.4% and 67.0% of total sales in 2006 and 2005, respectively. The decrease in Marie Callender’s restaurant sales as a percentage of total sales was due largely to the inclusion of Perkins’ revenues for all of 2006 versus inclusion for only approximately one quarter in 2005.
Marie Callender’s had a comparable sales increase of 0.4% in 2006, which included an average menu price increase of 2.0%. Comparable sales computations for a given year are based on net sales of stores that are open for at least one full fiscal year prior to the start of the comparative year. Sales of closed stores are excluded for all periods in the computation.
Additional restaurant sales growth in 2006 was provided by an increase in the number of operating locations: 155 Perkins restaurants and 92 Marie Callender’s restaurants in operation at the end of 2006 compared to 151 Perkins restaurants and 93 Marie Callender’s restaurants at the end of 2005. The additional Perkins restaurants in 2006, which include three conversions of franchise stores to Company-operated stores, are all located in existing markets in Minnesota and Florida. During 2006, no Company-operated Perkins restaurants were closed, but three underperforming Marie Callender’s restaurants were.
Foxtail operations historically managed by WRG (“Corona”) and Foxtail operations historically managed by Perkins (“Cincinnati”) are combined into one segment for reporting purposes. Foxtail sales accounted for 8.5% and 5.4% of total sales in 2006 and 2005, respectively. Foxtail sales increased $33,148,000 in 2006 versus 2005. The increase was primarily due to the inclusion of $45,850,000 of revenues from the Cincinnati operations in 2006 versus $13,620,000 in 2005.
Perkins franchise revenues accounted for 3.7% and 1.7% of total revenues in 2006 and 2005, respectively. Marie Callender’s franchise revenues accounted for 0.8% and 1.6% of total revenues in 2006 and 2005, respectively. The percentage increase for Perkins in 2006 is driven by the inclusion of $22,052,000 in Perkins franchise revenues in 2006 versus $5,418,000 in approximately one quarter of 2005.
Costs and Expenses
Food Cost
Consolidated food cost was 26.9% and 28.0% of sales in 2006 and 2005, respectively.
In Perkins restaurant segment, food cost was 25.1% and 26.6% of sales in 2006 and 2005, respectively. Restaurant food cost decreased significantly due to the impact of increased menu prices and the greater proportion of holiday bakery sales during the stub period in 2005.
In Marie Callender’s restaurant segment, food cost was 29.9% and 30.5% of sales in 2006 and 2005, respectively. Restaurant food cost decreased significantly during 2006 due to the impact of increased menu prices plus the impact of a kitchen audit program in place throughout 2006.
Marie Callender’s food cost percentage is traditionally higher than Perkins, primarily as a result of a greater portion of sales that are derived from lunch and dinner items, which typically carry higher food costs than breakfast items. In 2006, slightly more than 50% of Perkins restaurant sales were derived from breakfast, whereas less than 5% of Marie Callender’s mix was attributed to breakfast.
Foxtail segment food cost was 56.9% and 58.3% of sales in 2006 and 2005, respectively. This 1.4 percentage point decrease resulted primarily from the shift in sales mix due to lower 2006 sales to outside customers.
Labor and Benefits Expenses
Consolidated labor and benefits expenses were 31.2% and 31.1% of sales in 2006 and 2005, respectively. The labor and benefits ratio decreased slightly in both restaurant segments in 2006, while the Foxtail segment labor and benefits expense increased from 11.8% to 12.3% due to the inclusion of Cincinnati’s operating results for all of 2006.
In the Perkins restaurant segment, labor and benefits were 36.3% and 36.4% of sales in 2006 and 2005, respectively. The labor and benefits ratio for 2006 was less than the ratio for 2005 due to lower workers’ compensation costs and medical costs. The decrease was partially offset by an increase in the average wage rate.
In Marie Callender’s restaurant segment, labor and benefits were 32.1% and 32.2% of sales in 2006 and 2005, respectively. The labor and benefits cost percentage was lower in 2006 due to improved productivity in restaurant hourly labor as compared to 2005.
Operating Expenses
Approximately 94.2% of total operating expenses occurred in the Perkins and Marie Callender’s restaurant segments in 2006. The most significant components of operating expenses were rent, utilities, advertising, restaurant supplies, repair and maintenance and property taxes. Consolidated operating expenses were 25.3% and 26.6% of sales in 2006 and 2005, respectively. Perkins restaurant segment operating expenses were 25.9% and 26.9% of sales in 2006 and 2005, respectively. Marie Callender’s restaurant segment operating expenses were 30.0% and 29.0% of sales in 2006 and 2005, respectively. The fluctuation within Perkins restaurant segment operating expenses for 2006 compared to 2005 was due mainly to higher rent as a percentage of sales during the lower average volume sales of the stub period in 2005. The fluctuation within Marie Callender’s restaurant segment operating expenses for 2006 compared to 2005 was due mainly to higher advertising expenses.
Foxtail segment operating expenses as a percent of sales in 2006 and 2005 were 9.4% and 8.7%, respectively. The 0.7 percentage point increase is primarily due to higher maintenance and utility costs.
General and Administrative Expenses
The most significant components of general and administrative (“G&A”) expenses were corporate labor and benefits, occupancy costs and outside services. Consolidated G&A expenses represented 8.1% and 6.6% of sales in 2006 and 2005, respectively. The G&A ratio for Perkins in 2005 was 8.9% compared to 5.4% for Marie Callender’s. The increase of 1.5 percentage points in the overall ratio is due mainly to a full year’s inclusion of Perkins’ G&A in 2006, offset in part by synergies of the Combination. Due to the elimination of the majority of WRG’s executive, managerial and administrative employees, a result of the Combination, the related wages and other expenses of these positions declined significantly through the second half of 2006.
Depreciation and Amortization
Depreciation and amortization expense was $25,641,000 and $11,594,000 in 2006 and 2005, respectively. The increase in depreciation and amortization in 2006 was due mainly to the inclusion of $17,708,000 of depreciation and amortization expense of Perkins in 2006 as compared to $3,589,000 in 2005.
Asset Impairments and Closed Store Expenses
Asset impairments and closed store expenses consist primarily of the write-down to fair value for impaired stores and adjustments to the reserve for closed stores. During 2006, we determined that impairment existed with respect to one Company-operated Perkins restaurant. This determination was made based on our projections that the future cash flows of this restaurant would not exceed the present carrying value of the assets. Accordingly, we recorded an impairment charge of $568,000 to adjust the book value of the assets of the restaurant to fair value. PMCR leased an aircraft for use by the Company. In accordance with the terms of the lease, PMCR was required to pay a termination value to the lessor upon termination of the lease.
Gain on Extinguishment of Debt
During 2006, prior to the Combination, the Company obtained repayment concessions from WRG’s subordinated debt lender resulting in a gain on extinguishment of $12,600,000.

Interest, net
Interest, net was 6.1% of revenues in 2006 compared to 8.2% of revenues in 2005. The decrease is mainly due to the repayment of WRG’s indebtedness with proceeds of the term loan obtained in connection with the May 2006 Combination of Perkins and WRG. Interest rates on WRG’s indebtedness were significantly higher than the interest rates on the term loan.
Taxes
The effective federal and state income tax rates were 1.7% and -4.2% in 2006 and 2005, respectively. The Company has a valuation allowance against deferred tax deductions, losses and credits. The effective rate for 2005 reflects a portion of losses benefited against Perkins income, whereas in 2006 no tax benefit of the losses was recognized.
Year Ended December 25, 2005 Compared to the Year Ended December 30, 2004
Restaurant Segments Overview
The operating results of the restaurant segments are impacted mainly by the following industry-wide factors: competition, comparable store sales and guest counts, restaurant openings and closings, labor and employee benefit expenses, commodity prices, energy prices, governmental legislation, general economy and weather.
Marie Callender’s comparable sales for 2005 increased 3.1% as compared to 2004, as a result of increases slightly in excess of 3.0% in both in-restaurant sales and take-out whole pie sales. Combined restaurant segment income increased $3,234,000 in 2005 compared to 2004, due to the inclusion of $4,624,000 of Perkins restaurant segment income in 2005, which was partially offset by a decrease in Marie Callender’s restaurant segment income of $1,390,000, or 12.2% in 2005. Marie Callender’s restaurant segment income decline resulted from an overall increase in restaurant operating expenses, particularly in the cost categories of marketing expense, employee medical costs (as a result of an unusually large number of high-dollar claims in 2005), and utilities expense, resulting from rate increases.
During 2005, the Company closed one Perkins restaurant and one Marie Callender’s restaurant, converted one Company-operated Perkins restaurant to a Perkins franchisee-operated restaurant, and did not open any new Perkins or Marie Callender’s restaurants.
Foxtail Segment Overview
The operating results of Foxtail are impacted mainly by the following factors: external customer base, labor and employee benefit expenses, commodity prices, energy prices, governmental legislation, Perkins and Marie Callender’s restaurant openings and closings, food safety requirements and the general economy.
Foxtail sales increased $13,050,000 over the prior year. Sales increased significantly due to the inclusion of revenues of $13,620,000 from Cincinnati in 2005 versus no sales in 2004. Marie Callender’s sales decreased $570,000 over the prior year. Segment income of $4,891,000 in 2005 increased $2,613,000 over the prior year, primarily due to the inclusion of Cincinnati’s segment income of $2,487,000 in 2005 versus none in 2004.
Franchise Segments Overview

The operating results of the franchise segments are mainly impacted by the same factors as those impacting the Company’s restaurant segments, excluding the operating cost factors since franchise segment income is earned primarily through royalty income.
Combined franchise revenues increased $5,256,000 in 2005 compared to 2004. The increase was primarily due to the inclusion of revenues of $5,418,000 from Perkins in 2005 versus none in 2004 and was partially offset by a decrease in Marie Callender’s franchise revenues of $162,000 in 2005 compared to 2004, due to the closure of four franchised restaurants during 2005.
During 2005, franchisees opened two Perkins restaurants and no Marie Callender’s restaurants and franchisees closed five Perkins restaurants and four Marie Callender’s restaurants.
Revenues
Consolidated net sales increased $92,713,000 in 2005 compared to 2004. The increase was primarily due to the inclusion of revenues of $92,546,000 from Perkins in 2005 versus none in 2004.
Marie Callender’s restaurant sales accounted for 67.0% and 94.0% of total sales in 2005 and 2004, respectively. The decrease in Marie Callender’s restaurant sales as a percentage of total sales was due largely to the inclusion of Perkins’ revenues for approximately one quarter in 2005 versus no revenue inclusion in 2004.
Marie Callender’s comparable sales increased by 3.1% in 2005, which included an average menu price increase of 2.0%. Comparable sales computations for a given year are based on net sales of stores that are open for at least one full fiscal year prior to the start of the comparative year. Sales of closed stores are excluded for all periods in the computation.
Restaurant sales growth in 2005 was impacted positively by an increase in the number of operating locations: 151 Perkins restaurants and 93 Marie Callender’s restaurants in operation at the end of 2005 compared to 94 Marie Callender’s restaurants in operation at the end of 2004. During 2005, no new Company-operated Perkins or Marie Callender’s restaurants were opened. One underperforming Perkins and one underperforming Marie Callender’s restaurants were closed.
Foxtail’s sales accounted for 5.4% and 1.9% of total sales in 2005 and 2004, respectively. Foxtail’s sales increased $13,050,000 in 2005 versus 2004, primarily due to the inclusion of $13,620,000 of revenues from the Cincinnati operations in 2005 versus none in 2004.
Marie Callender’s franchise revenues accounted for 1.6% and 2.3% of total revenues in 2005 and 2004, respectively. Perkins franchise revenues of $5,418,000 accounted for 1.7% of the total revenues of 2005 versus none of the total revenues of 2004 and were partially offset by a decrease of $162,000 in the Marie Callender’s franchise segment.
Costs and Expenses
Food Cost
Consolidated food cost was 28.0% and 28.3% of sales in 2005 and 2004, respectively.
In the Perkins restaurant segment, food cost was 26.6% of sales in 2005. In the Marie Callender’s restaurant segment, food cost was 30.5% of sales in both 2005 and 2004.
Marie Callender’s food cost percentage is traditionally higher than Perkins food cost percentage primarily as a result of a greater portion of sales that are derived from lunch and dinner items, which typically carry higher food costs than breakfast items. In 2005, slightly more than 50% of Perkins restaurant sales were derived from breakfast, whereas less than 5% of Marie Callender’s mix was attributed to breakfast.
Foxtail segment food cost was 58.3% and 61.0% of sales in 2005 and 2004, respectively, with the decrease resulting primarily from the inclusion in 2005 of the Cincinnati operations.

Labor and Benefits Expenses
Consolidated labor and benefits expenses were 31.1% and 31.5% of sales in 2005 and 2004, respectively.
In the Perkins restaurant segment, labor and benefits were 36.4% of sales in 2005. In Marie Callender’s restaurant segment, labor and benefits were 32.2% and 32.8% of sales in 2005 and 2004, respectively. The decline in the Marie Callender’s labor and benefits expense percentage for 2005 as compared to 2004 was the result of a decrease in restaurant management incentive compensation expense, plus improved productivity in restaurant hourly labor.
In the Foxtail segment, labor and benefits were 11.8% and 10.5% of sales in 2005 and 2004, respectively. This increase was due almost entirely to the inclusion in 2005 of Cincinnati’s revenues of $13,620,000 and labor and benefit expenses of $2,123,000.
Operating Expenses
Approximately 96.1% of operating expenses occurred in the Perkins and Marie Callender’s restaurant segments in 2005. The most significant components of operating expenses were rent, utilities, advertising, restaurant supplies, repair and maintenance and property taxes. Consolidated operating expenses were 26.6% and 26.5% of sales in 2005 and 2004, respectively. 2005 operating expenses include $21,617,000 of Perkins expenses versus no Perkins expenses in 2004. Marie Callender’s restaurant segment operating expenses were 29.0% and 27.6% of sales in 2005 and 2004, respectively. The increase in Marie Callender’s restaurant segment operating expenses resulted primarily from increases in the cost categories of marketing expense, employee medical costs (as a result of an unusually large number of high-dollar claims in 2005), and utilities expense, resulting from rate increases.
Foxtail segment operating expenses as a percent of sales in 2005 and 2004 were 8.7% and 10.8%, respectively. The decrease in 2005 is primarily due to the inclusion in that year of net sales of $13,620,000 and operating expenses of $1,205,000 from the Cincinnati operations in 2005 versus no impact from Cincinnati’s operations in 2004.
General and Administrative Expenses
The most significant components of G&A expenses were corporate labor and benefits, occupancy costs and outside services. Consolidated G&A expenses represented 6.6% and 6.9% of sales in 2005 and 2004, respectively. The decrease in the ratio is mainly due to a 17.1% decrease in Marie Callender’s G&A expenses in 2005 as compared to 2004 due primarily to unusually large legal fee and settlement expenses in 2004, as well as from a lower management incentive compensation expense in 2005. The ratio for 2005 was negatively impacted by the inclusion of Perkins G&A expenses of $8,233,000, which were 8.9% of Perkins revenues, compared to no inclusion in 2004.
Depreciation and Amortization
Depreciation and amortization expense was $11,594,000 and $8,312,000 in 2005 and 2004, respectively. The increase in depreciation and amortization expense for 2005 is primarily due to the inclusion of $3,589,000 of expense in 2005 related to Perkins versus none in 2004.
Asset Impairments and Closed Store Expenses
Asset impairments and closed store expenses consist primarily of the write-down to fair value for impaired stores and adjustments to the reserve for closed stores. A loss of $611,000 and $1,781,000 was recognized in 2005 and 2004, respectively.
Interest, net

Interest, net was 8.2% of revenues in 2005 compared to 8.6% of revenues in 2004. The decrease was primarily due to the inclusion of Perkins debt and related interest expense for 2005. Interest rates on WRG’s indebtedness were significantly higher than the interest rates on Perkins indebtedness.
Taxes
The effective federal and state income tax rates were -4.2% and 0.2% in 2005 and 2004, respectively. The Company has a valuation allowance against deferred tax deductions, losses and credits. The effective rate for 2005 reflects a portion of losses benefited against Perkins income, whereas in 2004 no tax benefit of the losses was recognized.
CAPITAL RESOURCES AND LIQUIDITY
Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. In conjunction with the Acquisition, the Company issued $190,000,000 of unsecured 10% Senior Notes (“10% Senior Notes”) due October 1, 2013. As of December 31, 2006, we had approximately $286,379,000 of debt outstanding consisting primarily of debt from the 10% Senior Notes and the Term Loan.
The Company has a secured $40,000,000 revolving credit facility with a sub-limit for up to $25,000,000 of letters of credit. All amounts under the Credit Agreement bear interest at floating rates based on the agent’s base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Agreement is collateralized by a first priority lien on substantially all of the assets of the Company and its wholly-owned subsidiaries. As of December 31, 2006, there were no borrowings and approximately $12,798,000 of letters of credit outstanding under the Revolver. The letters of credit are primarily utilized in conjunction with our workers’ compensation programs.
Subject to our performance, which, if adversely affected, could adversely affect the availability of funds, we expect to be able to meet our liquidity requirements for the next twelve months through cash provided by operations and through borrowings available under our Revolver.
With respect to the Credit Agreement, restrictions are placed on the Company’s ability and the ability of our subsidiaries to (i) incur additional indebtedness;(ii) create liens on our assets;(iii) make loans, advances, investments or acquisitions; (iv) engage in mergers;(v) dispose of our assets;(vi) pay certain restricted payments and dividends;(vii) exchange and issue capital stock;(viii) engage in certain transactions with affiliates;(ix) amend certain material agreements; and (x) enter into agreements that restrict our ability or the ability of our subsidiaries to grant liens or make distributions.
Working Capital and Cash Flows
We currently have a negative working capital balance of $33.9 million. The negative working capital balance is primarily due to the fact that any excess cash not needed immediately to pay for food and supplies or to finance receivables and inventory has typically been used for capital expenditures and/or payments of long-term debt balances.
Operating activities
Cash provided by operating activities totaled $15,233,000 for 2006 compared to cash provided by operating activities of $19,148,000 for 2005. The decrease in cash flows from operating activities is primarily due to changes in operating assets and liabilities, mainly other assets and accrued expenses,
Investing activities
Cash flows used in investing activities for 2006 was $18,013,000 compared to cash used in investing activities of $230,164,000 for 2005. During 2006, the primary cash outflow from investing activities was $19,562,000 of capital expenditures and the primary cash inflow from investing activities was $1,549,000 of proceeds from the sale of assets. During 2005, the primary cash outflow from investing activities was $10,079,000 of capital expenditures and $224,891,000 paid in conjunction with the Acquisition, which was partially offset by cash acquired in conjunction with the Acquisition of $4,270,000. The primary cash inflows from investing activities was $1,359,000 of proceeds from the sale of assets.
Financing activities
Cash flows provided by financing activities for 2006 were $7,861,000 compared to cash flows provided by financing activities of $213,205,000 for 2005. During 2006, the primary cash flows included $111,941,000 of debt proceeds, $2,720,000 of debt issuance costs, $112,467,000 of payments on our long-term debt and a $12,545,000 capital contribution from our parent. During 2005, the primary cash flows included $190,029,000 of debt proceeds, $9,288,000 of debt issuance costs, $10,640,000 of payments on our long-term debt and a $44,607,000 capital contribution from our parent.
The following table sets forth cash flow data for the fiscal years ended December 31, 2006, December 25, 2005 and December 30, 2004:

	Year Ended	Year Ended	Year Ended
	December 31,	December 25,	December 30,
	2006	2005	2004
Cash flows provided by operating activities	$15,233	$19,148	$3,855
Cash flows used in investing activities	(18,013)	(230,164)	(5,193)
Cash flows provided by financing activities	7,861	213,205	31
The principal uses of cash during the year, other than the repayment of debt with proceeds of debt, were capital expenditures, debt issuance costs and payments under our capital lease obligations. Capital expenditures consisted primarily of restaurant improvements and remodels. The following table summarizes capital expenditures for each of the past three years (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 25,	December 30,
	2006	2005	2004
New restaurants	$2,980	$69	$—
Restaurant improvements	7,815	6,263	3,055
Remodeling and reimaging	6,963	3,065	775
Manufacturing	563	383	114
Other	1,241	299	1,737

Total Capital Expenditures	$19,562	$10,079	$5,681

Our capital budget for 2007 is $23,600,000 and includes plans to open eight new Company-operated Perkins restaurants. The source of funding for these expenditures is expected to be cash provided by operations and the revolving credit facility. Capital spending could vary significantly from planned amounts as certain of these expenditures are discretionary in nature.
CASH CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
Cash Contractual Obligations:

The following table represents our contractual commitments associated with our debt and other obligations as of December 31, 2006 (in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2007	2008	2009	2010	2011	Thereafter	Total
Contractual Obligations
10% Senior Notes	$—	$—	$—	$—	$—	$190,000	$190,000
Term Loan	1,000	1,000	1,000	1,000	1,000	94,500	99,500
Revolver	—	—	—	—	—	—	—
Capital lease obligations	1,509	1,260	1,110	1,007	792	28,172	33,850
Operating leases	35,984	34,953	32,409	30,244	26,826	265,342	425,758
Interest on indebtedness (1)	27,069	26,988	26,907	26,826	26,745	43,442	177,977
Purchase commitments (2)	68,337	5,058	1,898	133	—	—	75,426
Management fee (3)	5,576	5,576	5,576	5,408	3,576	3,576	29,288

Total contractual obligations	$139,475	$74,835	$68,900	$64,618	$58,939	$625,032	$1,031,799

(1)	Represents interest expense using the interest rate of 10.0% on the $190,000,000 of 10% Senior Notes and 8.11% on the $99,500,000 Term Loan and assumes no borrowings are drawn under our Revolver. Excludes interest on capital lease obligations and fees on any letters of credit that may be issued under our Credit Agreement.

(2)	Primarily represents commitments to purchase food products for the restaurant and manufacturing segments.

(3)	The company is obligated for management fees due to CHI; however, as long as the current lending agreements are in place, the Company is limited as to the amount that can be paid each year.
As of December 31, 2006, there were no borrowings and approximately $12,798,000 of letters of credit outstanding under the Revolver. These letters of credit are primarily utilized in conjunction with our workers’ compensation program. Total minimum lease payments under capital leases are $33,850,000, of which approximately $26,910,000 represents interest.
Additionally, the Company has arrangements with several different parties to whom territorial rights were granted in exchange for specified payments. The Company makes specified payments to those parties based on a percentage of gross sales from certain Perkins restaurants and for new Perkins restaurants opened within those geographic regions. During the year ended December 31, 2006, we paid and expensed an aggregate of approximately $2,799,000 under such arrangements. Three such arrangements are currently in effect. Of these, one expires in the year 2075, one expires upon the death of the beneficiary, and the remaining arrangement remains in effect as long as we operate Perkins restaurants in certain states.
RECENT ACCOUNTING PRONOUNCEMENTS
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. We will be required to adopt this standard in the first quarter of fiscal 2009. Management is currently evaluating the requirements of SFAS 159 and has not yet determined the impact on the consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employer’s

Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FASB 158”). This Statement requires 1) the recognition of the funded status of defined benefit and postretirement plans in the balance sheet; 2) recognition of deferred actuarial gains and losses and the prior service costs and credits through other comprehensive income, net of tax; and 3) measurement of assets and obligations as of the balance sheet date beginning in 2008. The funded status of such plans must be recognized in the balance sheet as of the end of the fiscal year for years ending after December 15, 2006. This statement became effective for the Company at the end of the 2006 fiscal year. The implementation of this statement had no effect on the Company’s financial position, results of operations or cash flows as it has no defined benefit plan or postretirement plan.
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
In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N (SAB 108), “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which is effective for calendar year companies as of December 31, 2006. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current year balance sheet as well as the impact upon the current year income statement in assessing the materiality of a current year misstatement. Once a current year misstatement has been quantified, the guidance in SAB Topic 1M, “Financial Statements — Materiality,” (SAB 99) should be applied to determine whether the misstatement is material. The implementation of SAB 108 did not have an impact on the Company’s financial statements.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertain income tax positions accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109. The interpretation stipulates recognition and measurement criteria in addition to classification and interim period accounting and significantly expanded disclosure provisions for uncertain tax positions that are expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The impact of the adoption of FIN 48 was not material to the consolidated financial statements.
In June 2006, the FASB Emerging Issues Task Force (“EITF”) issued EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), (“EITF No. 06-3”). The EITF reached a consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF No. 06-3. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which a statement of operations is presented. The consensus is effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. This pronouncement requires only the presentation of additional disclosures and will not have an impact on the consolidated financial statements.
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
IMPACT OF GOVERNMENTAL REGULATION
A majority of our employees are paid hourly rates as determined by federal and state minimum wage rate laws. Future increases in these rates could materially affect our cost of labor. Additionally, the imposition by federal or state governments of requirements for employee health insurance different from our existing programs could materially impact our total employee benefit costs. We are subject to various other regulatory requirements from federal, state and local organizations. The Occupational Safety and Health Administration, the Food and Drug Administration, the Environmental Protection Agency and other governmental agencies all maintain regulations with which we are required to comply.
ACCOUNTING REPORTING PERIOD
Our financial reporting is based on thirteen four-week periods ending on the last Sunday in December. The first quarter each year includes four four-week periods and, typically, the second, third and fourth quarters include three four-week periods. In 2006, as is the case every six years, the fourth quarter included two four-week periods and one five-week period. The first, second, third and fourth quarters of 2006 ended April 16, July 9, October 1, and December 31, respectively.
For fiscal 2004, the financial reporting period includes the fifty-three weeks ended December 30, 2004. For fiscal 2005, for WRG the financial reporting period includes the fifty-two week period ended December 29, 2005, and for Perkins the period from September 21, 2005 through December 25, 2005.
RECLASSIFICATIONS
Certain reclassifications have been recorded on the December 25, 2005 consolidated balance sheet. In connection with the final accounting for the Acquisition, which was accounted for using the purchase method, it was determined during 2006 that $110,600,000 of intangible assets representing the estimated fair value of the registered Perkins tradenames and trademarks previously reported as a component of Goodwill are to be reported in the consolidated balance sheets as a component of Intangible Assets. Also, $11,002,000 of funds placed in escrow in connection with the Acquisition, previously presented as offsetting current assets and current liabilities on the Company’s consolidated balance sheets, have been eliminated from the balance sheet presentation. Finally, $2,845,000 of deferred tax assets have been netted against the deferred tax liabilities on the Company’s consolidated balance sheets.
INFORMATION CONCERNING FORWARD LOOKING STATEMENTS
This annual report in Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements, written, oral or otherwise made, may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will,” or the negative thereof or other variations thereon or comparable terminology.
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
Interest Rate Risk. Our primary market risk is interest rate exposure with respect to our floating rate debt. Our Credit Agreement may require us to employ a hedging strategy through derivative financial instruments to reduce the impact of adverse changes in interest rates. We do not plan to hold or issue derivative instruments for trading purposes. In the future, we may enter into other interest rate swaps to manage the risk of our exposure to market rate fluctuations. As of December 31, 2006, our Revolver will permit borrowings of up to approximately $27,202,000 (after giving effect to $12,798,000 in letters of credit outstanding). For the year ended December 31, 2006, after giving effect to the Revolver, which carries a variable interest rate, a 100 basis point change in interest rate (assuming $40,000,000 was outstanding under this Credit Agreement) would have impacted us by $400,000.
Foreign Currency Exchange Rate Risk. We conduct foreign operations in Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated and other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of December 31, 2006, to be material.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors of Perkins & Marie Callender’s Inc.:
We have audited the accompanying consolidated balance sheet of Perkins & Marie Callender’s Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholder’s investment, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2) as of and for the year ended December 31, 2006. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Perkins & Marie Callender’s Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule as of and for the year ended December 31, 2006, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Deloitte & Touche LLP
Memphis, Tennessee
June 25, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Perkins & Marie Callender’s Inc.:
We have audited the accompanying consolidated balance sheet of Perkins & Marie Callender’s Inc. (formerly known as Wilshire Restaurant Group, Inc. and The Restaurant Company) as of December 25, 2005, and the related consolidated statements of operations, stockholder’s investment, and cash flows for the years ended December 25, 2005 and December 30, 2004. Our audits also included the financial statement schedule listed in Item 15(a) in this Annual Report on Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements and financial statement schedule referred to above present fairly, in all material respects, the consolidated financial position of Perkins & Marie Callender’s Inc. at December 25, 2005, and the consolidated results of its operations and its cash flows for the years ended December 25, 2005 and December 30, 2004, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP

Memphis, Tennessee
June 25, 2007

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 25,	December 30,
	2006	2005	2004
REVENUES:
Food sales	$562,742	$306,462	$219,363
Franchise and other revenue	31,448	15,011	9,397

Total Revenues	594,190	321,473	228,760

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	159,751	90,095	64,776
Labor and benefits	185,405	99,841	71,951
Operating expenses	150,102	85,485	60,669
General and administrative	48,188	21,242	15,697
Transaction costs	5,674	867	—
Depreciation and amortization	25,641	11,594	8,312
Interest, net	36,197	26,362	19,665
Asset impairments	3,089	611	1,781
Gain on extinguishment of debt	(12,642)	(565)	—
Other, net	1,509	1,181	1,481

Total Costs and Expenses	602,914	336,713	244,332

Loss before income taxes and minority interests	(8,724)	(15,240)	(15,572)
(Provision for) benefit from income taxes	(155)	638	(26)
Minority interests	(493)	(629)	(720)

NET LOSS	$(9,372)	$(15,231)	$(16,318)

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2006	December 25, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,069	$3,988
Restricted cash	11,193	8,225
Receivables, less allowances for doubtful accounts of $1,624 and $1,683 in 2006 and 2005, respectively	18,316	16,108
Inventories	10,996	11,328
Prepaid expenses and other current assets	4,824	4,333
Escrow deposits	—	7,160

Total current assets	54,398	51,142

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization	91,044	78,515
INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS	238	311
GOODWILL	30,038	43,449
INTANGIBLE ASSETS, net of accumulated amortization	156,792	158,688
DEFERRED INCOME TAXES	708	—
OTHER ASSETS	13,627	14,171

	$346,845	$346,276

LIABILITIES AND STOCKHOLDER’S INVESTMENT

CURRENT LIABILITIES:
Accounts payable	$22,799	$21,814
Accrued expenses	58,288	53,569
Accrued income taxes	75	—
Franchise advertising contributions	5,392	4,752
Current maturities of long-term debt and capital lease obligations	1,706	3,311

Total current liabilities	88,260	83,446

CAPITAL LEASE OBLIGATIONS, less current maturities	6,249	6,939
LONG-TERM DEBT, less current maturities	286,379	293,138
DEFERRED INCOME TAXES	—	9,728
DEFERRED RENT	9,768	7,440
OTHER LIABILITIES	11,785	5,238

MINORITY INTEREST IN CONSOLIDATED PARTNERSHIPS	75	177

STOCKHOLDER’S INVESTMENT:
Common stock, $.01 par value, 100,000 shares authorized, 10,820 issued and outstanding	1	1
Additional paid-in capital	136,131	123,907
Notes secured by stock	—	(1,308)
Other comprehensive income	13	14
Accumulated deficit	(191,816)	(182,444)

Total stockholder’s investment	(55,671)	(59,830)

	$346,845	$346,276

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S INVESTMENT
(in thousands)

							Accumulated
			Capital in		Additional	Notes	Other	Retained
	Preferred	Common	Excess of	Treasury	Paid-in	Secured	Comprehensive	Earnings
	Stock	Stock	Par Value	Stock	Capital	By Stock	Income	(Deficit)	Total
Balance at December 25, 2003	$56,557	$—	$8,205	$(137)	$—	$(1,113)	$—	$(150,895)	$(87,383)
Accrued interest on notes secured by stock	—	—	—	—	—	(92)	—	—	(92)
Stock issuance	6,720	—	—	—	—	—	—	—	6,720
Warrant issuance	—	—	1,454	—	—	—	—	—	1,454
Net loss	—	—	—	—	—	—	—	(16,318)	(16,318)

Balance at December 30, 2004	63,277	—	9,659	(137)	—	(1,205)	—	(167,213)	(95,619)

Accrued interest on notes secured by stock	—	—	—	—	—	(103)	—	—	(103)
Capital contribution and business combination	(63,277)	1	(9,659)	137	123,907	—	—	—	51,109
Net loss	—	—	—	—	—	—	—	(15,231)	(15,231)
Currency translation adjustment	—	—	—	—	—	—	14	—	14

Total comprehensive loss	—	—	—	—	—	—	—	—	(15,217)

Balance at December 25, 2005	—	1	—	—	123,907	(1,308)	14	(182,444)	(59,830)

Capital contribution	—	—	—	—	12,545	—	—	—	12,545
Net loss	—	—	—	—	—	—	—	(9,372)	(9,372)
Currency translation adjustment	—	—	—	—	—	—	(1)	—	(1)

Total comprehensive loss	—	—	—	—	—	—		—	(9,373)
Note forgiveness	—	—	—	—	(321)	1,308			987

Balance at December 31, 2006	$—	$1	$—	$—	$136,131	$—	$13	$(191,816)	$(55,671)

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 25,	December 30,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,372)	$(15,231)	$(16,318)
Adjustments to reconcile net loss to net cash provided by operating activities :
Depreciation and amortization	25,641	11,594	8,312
Amortization of discount	321	74	—
Other non-cash income and expense items	6,690	12,437	(97)
Gain on extinguishment of debt	(12,642)	(565)	—
(Gain) loss on disposition of assets	665	(704)	209
Asset write-down	2,058	1,315	1,572
Minority interests	493	629	720
Equity in net loss of unconsolidated partnerships	73	(54)	9
Net changes in operating assets and liabilities	1,306	8,830	9,448

Total adjustments	24,605	33,556	20,173

Net cash provided by operating activities	15,233	18,325	3,855

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(19,562)	(10,079)	(5,681)
Acquisition of business, net of cash acquired of $4,270	—	(220,621)	—
Proceeds from sale of assets	1,549	1,359	488

Net cash used in investing activities	(18,013)	(229,341)	(5,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(895)	(798)	(1,017)
Payments on long-term debt	(112,467)	(10,640)	(42,005)
Proceeds from long-term debt	111,941	190,029	40,000
Debt issuance costs	(2,720)	(9,288)	—
Distributions to minority partners	(543)	(602)	(875)
Accrued interest on convertible promissory notes	—	—	120
Accrued interest on notes secured by stock	—	(103)	(92)
Capital contribution from parent	12,545	44,607	3,900

Net cash provided by financing activities	7,861	213,205	31

Net increase (decrease) in cash and cash equivalents	5,081	2,189	(1,307)

CASH AND CASH EQUIVALENTS:
Balance, beginning of year	3,988	1,799	3,106

Balance, end of year	$9,069	$3,988	$1,799

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(1) ORGANIZATION:
Organization —
Perkins & Marie Callender’s Inc. (formerly known as The Restaurant Company (“TRC”), together with its consolidated subsidiaries, the “Company,” or “PMCI”), is a wholly-owned subsidiary of Perkins & Marie Callender’s Holding Inc. (“PMCH”), formerly known as The Restaurant Holding Corporation. The Company is the sole stockholder of Perkins & Marie Callender’s Realty LLC, formerly known as TRC Realty LLC, (“PMCR”), Perkins & Marie Callender’s of Minnesota, Inc., formerly known as The Restaurant Company of Minnesota, (“PMCM”), Perkins Finance Corp. and Wilshire Restaurant Group, LLC (“WRG”).
The Company operates two restaurant concepts: (1) full-service family dining restaurants located primarily in the Midwest, Florida and Pennsylvania under the name Perkins Restaurant and Bakery (“Perkins”), which were historically owned by Perkins and (2) mid-priced, casual-dining restaurants, specializing in the sale of pie and other bakery items, located primarily in the western United States under the name Marie Callender’s Restaurant and Bakery (“Marie Callender’s”), which were historically owned by WRG.
Our Perkins restaurants serve a wide variety of high quality, moderately priced breakfast, lunch, and dinner entrees and bakery products and operate under the names “Perkins Restaurant and Bakery,” “Perkins Family Restaurant,” “Perkins Family Restaurant and Bakery” and “Perkins Restaurant.” Perkins restaurants provide table service and are open seven days a week. Perkins restaurants conduct business in 34 states with the largest number of restaurants in Minnesota, Florida, Pennsylvania, Ohio, and Wisconsin. There are sixteen franchised restaurants located in Canada.
Our Marie Callender’s restaurants serve a variety of high quality, moderately priced lunch and dinner entrees and pies and operate under the name “Marie Callender’s Restaurant and Bakery,” “Marie Callender’s Grill,” and “Callender’s Grill.” Marie Callender’s restaurants provide table service and are open seven days a week. Marie Callender’s restaurants conduct business in ten states, with the largest number of restaurants in California. There is one franchised restaurant located in Mexico.
Through Foxtail, our manufacturing segment, we also offer cookie doughs, muffin batters, pancake mixes, pies and other food products for sale to food service distributors and for sale to our Company-operated and franchised restaurants.
Wilshire Restaurant Group —
WRG, a Delaware limited liability company, owns 100% of the outstanding common stock of Marie Callender Pie Shops, Inc. (“MCPSI”), a California corporation. MCPSI owns and operates restaurants and has granted franchises under the name Marie Callender’s and Marie Callender’s Grill. MCPSI also owns 100% of the outstanding common stock of M.C. Wholesalers, Inc., a California corporation. M.C. Wholesalers, Inc. operates a commissary that produces bakery goods. MCPSI also owns 100% of the outstanding common stock of FIV Corp., a Delaware corporation. FIV Corp. owns and operates one restaurant under the name East Side Mario’s.
Perkins & Marie Callender’s Realty LLC —
PMCR is a 100% owned subsidiary of the Company. PMCR was originally formed for the sole purpose of operating of an airplane that was used for business purposes of the Company. The airplane lease was terminated in 2006 and PMCR has no operations and does not have any revenues or assets.
Perkins Finance Corp. —
Perkins Finance Corp. (“PFC”) is a wholly-owned subsidiary of the Company, and was created solely to act as the co-issuer of previously issued senior notes, which were redeemed in August, 2005. PFC has no operations and does not have any revenues or assets.

Perkins & Marie Callender’s of Minnesota, Inc. —
On September 30, 2000, we contributed all of the restaurant, office and related assets owned by us and used in our operations in Minnesota and North Dakota and all of our trademarks and service marks to PMCM, a newly created, wholly-owned subsidiary. PMCM was formed to conduct our operations in Minnesota and North Dakota as well as manage the rights and responsibilities related to the contributed trademarks and service marks. PMCM granted us a license to use, and the right to license others to use, the trademarks and service marks used in the Perkins system. PMCM merged into the Company on February 1, 2007.
Basis of Presentation —
On May 3, 2006, WRG and Perkins, under the common control of Castle Harlan, were combined (the “Combination”). Pursuant to a stock purchase agreement (the “Stock Purchase Agreement”), the Company purchased all of the outstanding stock of WRG, and the shareholders of WRG received equity interests in P&MC Holding LLC in exchange for their WRG stock. From September 21, 2005 (date of common control) through May 3, 2006, both Perkins and WRG were portfolio companies under the common control of Castle Harlan; therefore, the financial statements of both entities are presented retroactively on a consolidated basis, in a manner similar to a pooling of interest, from September 21, 2005, the first date at which both companies were under common control. This transaction is described more fully in Note 4, “Combination of Companies Under Common Control.”
The consolidated financial statements of the Company previously reported for periods prior to September 21, 2005 have been restated in accordance with this change in reporting entity.
Certain reclassifications have been recorded on the December 25, 2005 consolidated balance sheet. In connection with the final accounting for the Acquisition, which was accounted for using the purchase method, it was determined during 2006 that $110,600,000 of intangible assets representing the estimated fair value of the registered Perkins tradenames and trademarks previously reported as a component of Goodwill are to be reported in the consolidated balance sheets as a component of Intangible Assets. Also, $11,002,000 of funds placed in escrow in connection with the Acquisition, previously presented as offsetting current assets and current liabilities on the Company’s consolidated balance sheets, have been eliminated from the balance sheet presentation. Finally, $2,845,000 of deferred tax assets have been netted against the deferred tax liabilities on the Company’s consolidated balance sheets.
Accounting Reporting Period —
Our financial reporting is based on thirteen four-week periods ending on the last Sunday in December. The first quarter each year includes four four-week periods and, typically, the second, third and fourth quarters include three four-week periods. In 2006, as is the case every six years, the fourth quarter included two four-week periods and one five-week period. The first, second, third and fourth quarters of 2006 ended April 16, July 9, October 1, and December 31, respectively.
For fiscal 2004, the financial reporting period includes the fifty-three weeks ended December 30, 2004. For fiscal 2005, for WRG the financial reporting period includes the fifty-two week period ended December 29, 2005, and for Perkins the period from September 21, 2005 through December 25, 2005.
The accompanying consolidated financial statements include the financial results of WRG for fiscal years 2006, 2005 and 2004 combined with the financial results of Perkins for the period September 21, 2005 (date of common control) through December 25, 2005 in fiscal year 2005 and the financial results of Perkins for all of fiscal year 2006. All material intercompany transactions have been eliminated in consolidation.
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
Concentration of Credit Risk —
Financial instruments, which potentially expose us to concentrations of credit risk, consist principally of franchisee and Foxtail accounts receivable. We perform ongoing credit evaluations of our franchisees and Foxtail customers and generally require no collateral to secure accounts receivable. The credit review is based on both financial and non-financial factors. Based on this review, we provide for estimated losses for accounts receivable that are not likely to be collected. Although we maintain good relationships with our franchisees, if average sales or the financial health of significant franchises were to deteriorate, we might have to increase our reserves against collection of franchise revenues.
Additional financial instruments that potentially subject us to a concentration of credit risk are cash and cash equivalents. At times, cash balances may be in excess of FDIC insurance limits. The Company has not experienced any losses with respect to bank balances in excess of government provided insurance.
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
Advertising —
We recognize advertising expense in the operating expenses of the restaurant segments. Advertising expense was $20,267,000, $9,404,000 and $5,890,000 for fiscal years 2006, 2005 and 2004, respectively.
Property and Equipment —
Major renewals and betterments are capitalized; replacements and maintenance and repairs that do not extend the lives of the assets are charged to operations as incurred. Upon disposition, both the asset and the accumulated depreciation amounts are relieved, and the related gain or loss is credited or charged to the statement of operations. Depreciation and amortization is computed primarily using the straight-line method over the estimated useful lives unless the assets relate to leased property, in which case, the amortization period is the shorter of the useful lives or the lease terms. A summary of the useful lives is as follows:

Years
Owned:
Land improvements	3 — 20
Buildings	20 — 30
Leasehold improvements	3 — 20	(a)
Equipment	1 — 7

Property under Capital Lease:
Buildings	20	(a)

(a)	Depreciable life is limited to the lesser of the useful life of the asset or the term of the lease.
Goodwill and Intangible Assets —
We have approximately $186,830,000 of goodwill and intangible assets on our consolidated balance sheets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we perform at least an annual assessment of goodwill and other indefinite-lived intangibles for impairment at year end.
The changes in the carrying amount of goodwill during the year ended December 31, 2006 were due to purchase accounting adjustments, primarily related to the step-up of fixed assets to fair market value, finalized in 2006.
The Company has allocated its goodwill between the restaurant, franchise and Foxtail segments based on relative sales of the Company-operated restaurants, franchise restaurants, and Foxtail. None of the goodwill acquired in conjunction with the Acquisition is deductible for income tax purposes.
In conjunction with the acquisition in Note 3, the Company allocated $110,600,000 of the purchase price to non-amortizable intangible assets that represent the estimated fair value of the registered Perkins tradenames and trademarks. The Company also allocated $48,300,000 of the purchase price to amortizable identifiable intangible assets that represent (i) the estimated fair value of the future after-tax earnings contribution of the Company’s portfolio of franchise agreements that is being amortized over the franchise agreements’ remaining lives, which is estimated to be 25 years, and (ii) the estimated fair value of the customer relationships developed within Foxtail that is being amortized over those relationships’ estimated beneficial lives, which is estimated to be 25 years. Amortization expense of identifiable intangible assets was $1,975,000, $512,000 and $98,000 for 2006, 2005 and 2004, respectively.

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
Impairment of Long-Lived Assets —
Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the recoverability of long-lived assets when events and circumstances indicate that assets might be impaired. For such assets, we determine impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Where an indication of impairment exists, we generally estimate undiscounted future cash flows at the level of individual restaurants or manufacturing facilities. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Assets held for disposition are valued at the lower of historical cost, net of accumulated depreciation, or fair market value less disposition cost.
Insurance Accruals —
We are self-insured up to certain limits for costs associated with workers’ compensation claims, property claims and benefits paid under employee health care programs. At December 31, 2006 and December 25, 2005, we had total self-insurance accruals reflected in our consolidated balance sheets of approximately $8,759,000 and $8,958,000, respectively. The measurement of these costs required the consideration of historical loss experience and judgments about the present and expected levels of cost per claim. We account for the workers’ compensation costs primarily through actuarial methods, which develop estimates of the liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the consolidated balance sheet dates. We account for benefits paid under employee health care programs using historical lag information as the basis for estimating expenses incurred as of the consolidated balance sheet dates. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. However, the use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved and the length of time until the ultimate cost is known. We believe that our recorded obligations for these expenses are consistently measured on an appropriate basis. Nevertheless, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities.
Operating Leases —
Rent expense for the Company’s operating leases, some of which have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term, as defined in SFAS No. 13, Accounting for Leases, as amended. The lease term begins when the Company has the right to control the use of the leased property, which may occur before rent payments are due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent and is presented as such in the consolidated balance sheets.
Perkins Marketing Fund and Gift Card Fund —
The Company has maintained a marketing fund (the “Marketing Fund”) to pool the resources of the Company and its franchisees for advertising purposes and to promote the Perkins brand in accordance with the system’s advertising policy. The Marketing Fund is consolidated for reporting purposes. Accordingly, the Company has recorded $6,984,000 and $6,091,000 as of December 31, 2006 and December 25, 2005, respectively, of restricted cash on its balance sheet that represents the funds contributed by Perkins and the franchisees specifically for the purpose of advertising. The Company has also recorded liabilities of approximately $1,262,000 and $944,000 as of December 31, 2006 and December 25, 2005, respectively, for accrued advertising, which is included in accrued expenses on the accompanying balance sheet, and approximately $5,392,000 and $4,752,000 as of December 31, 2006 and December 29, 2005, respectively, which represents franchisee contributions for advertising services not yet provided.
During 2005, the Company began marketing gift cards at both its Company-operated and franchised Perkins restaurants. In conjunction with executing this concept, the Company created the Gift Card Fund that maintains a separate bank account where cash inflows from gift card purchases and cash outflows from gift card redemptions and expenses are recorded. The Gift Card Fund is consolidated with PMCI. Accordingly, the Company has recorded $4,209,000 and $2,134,000 of restricted cash and liabilities as of December 31, 2006 and December 25, 2005, respectively, on its balance sheet that represents gift cards sold but not yet redeemed. The operating expenses of the Gift Card Fund, which primarily consist of production costs of the cards and bank fees, are immaterial to the Company as a whole. The Company has recorded no breakage on the gift cards.
Transaction Costs —
Transaction costs represent internal and external expenses related to both the Acquisition and the Combination. Transaction costs were $5,674,000 and $867,000 for 2006 and 2005, respectively. These costs consisted of administrative, consultative and legal expenses associated with the Acquisition and similar expenses incurred as a result of the Combination in 2006. There were no transaction costs in 2004.
New Accounting Pronouncements —
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. We will be required to adopt this standard in the first quarter of fiscal 2009. Management is currently evaluating the requirements of SFAS 159 and has not yet determined the impact on the consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FASB 158”). This Statement requires 1) the recognition of the funded status of defined benefit and postretirement plans in the balance sheet; 2) recognition of deferred actuarial gains and losses and the prior service costs and credits through other comprehensive income, net of tax; and 3) measurement of assets and obligations as of the balance sheet date beginning in 2008. The funded status of such plans must be recognized in the balance sheet as of the end of the fiscal year for years ending after December 15, 2006. This statement became effective for the Company at the end of the 2006 fiscal year. The implementation of this statement had no effect on the Company’s financial position, results of operations or cash flows as it has no defined benefit plan or postretirement plan.
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
In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N (SAB 108), “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which is effective for calendar year companies as of December 31, 2006. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current year balance sheet as well as the impact upon the current year income statement in assessing the materiality of a current year misstatement. Once a current year misstatement has been quantified, the guidance in SAB Topic 1M, “Financial Statements — Materiality,” (SAB 99) should be applied to determine whether the misstatement is material. The implementation of SAB 108 did not have a material impact on the Company’s financial statements.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertain income tax positions accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109. The interpretation stipulates recognition and measurement criteria in addition to classification and interim period accounting and significantly expanded disclosure provisions for uncertain tax positions that are expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The impact of the adoption of FIN 48 was not material to the consolidated financial statements.
In June 2006, the FASB Emerging Issues Task Force (“EITF”) issued EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), (“EITF No. 06-3”). The EITF reached a consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF No. 06-3. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which a statement of operations is presented. The consensus is effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. This pronouncement requires only the presentation of additional disclosures and will not have an impact on the consolidated financial statements.
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
(3) ACQUISITION:
On September 21, 2005 (the “Acquisition Date”), P&MC Holding Corp., an affiliate of Castle Harlan Partners IV, L.P. (“CHP IV”), purchased all of the outstanding capital stock of the parent company of the Company for a purchase price of approximately $249,000,000 (excluding fees and expenses.) Since the closing of the acquisition, the capital stock has been 100% owned by P&MC Holding Corp., whose capital stock is 100% owned by P&MC Holding LLC. P&MC Holding Corp. and P&MC Holding LLC were newly formed entities established by CHP IV. Collectively, the foregoing transactions are referred to as the “Acquisition.”
The Acquisition has been accounted for using the purchase method. The purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of Acquisition. The following table summarizes the historical cost of assets acquired and liabilities assumed at the date of the Acquisition (in thousands).

Net Assets Acquired:
Current assets	$30,599
Property and equipment, net	42,739
Other noncurrent assets	17,121
Liabilities assumed	(59,670)

Net assets acquired	$30,789

The Company has determined estimated fair values after review and consideration of relevant information, including discounted cash flow analyses, quoted market prices and the Company’s own estimates. The following table summarizes the step-up to fair value of the assets acquired and liabilities assumed at the date of the Acquisition (in thousands).

Allocation of excess purchase price:
Inventory	$100
Other assets	9,163
Property and equipment	20,087
Identifiable intangible assets	158,900
Goodwill	30,038

$218,288

Since December 25, 2005, goodwill has decreased by approximately $13,411,000 primarily related to additional adjustments of the purchase price allocation, including the step-up of fixed assets. See Note 8, “Goodwill and Intangible Assets.”
Amortizing identifiable intangible assets acquired consist of (i) the estimated fair value of the future after-tax earnings contribution of the Company’s portfolio of franchise agreements that is being amortized over the franchise agreements’ remaining lives, which is estimated to be 25 years, and (ii) the estimated fair value of the customer relationships developed within Foxtail that is being amortized over those relationships’ estimated beneficial lives, which is estimated to be 25 years. Nonamortizing intangible assets acquired is comprised of the Perkins tradenames and trademarks totaling $110,600,000.
The Company placed in escrow certain amounts at the closing of the Acquisition. These amounts included $5,000,000 for general indemnification, $11,113,000 for taxes payable specific to the gain on a sale-leaseback transaction, $5,000,000 related to the earnout contained in the stock purchase agreement and $1,000,000 for the purchase price adjustment, if needed, contained in the stock purchase agreement.
(4) COMBINATION OF COMPANIES UNDER COMMON CONTROL:
On May 3, 2006, the Combination with WRG, the owner of the Marie Callender’s Restaurant and Bakery restaurant chain, was completed pursuant to the Stock Purchase Agreement and WRG became a direct wholly-owned subsidiary of the Company. The consideration under the Stock Purchase Agreement was paid to WRG stockholders in the form of equity interests in P&MC Holding LLC, the Company’s indirect parent.
In connection with the Combination, the Company repaid the outstanding indebtedness of WRG in the amount of approximately $101,000,000 and assumed capital lease obligations of WRG in the amount of approximately $7,000,000. The Company obtained funds for the repayment of WRG’s outstanding indebtedness from a $140,000,000 amended and restated credit agreement, described in Note 10, “Long-Term Debt.” The Company recognized a gain of $12,642,000 on its extinguishment of certain debt and related accrued interest.
Also, at the time of the Combination, certain notes issued by particular WRG stockholders in favor of WRG which were secured by outstanding stock of WRG were forgiven in exchange for a reduction in the total number of P&MC Holding LLC equity units to be transferred to such WRG stockholders. In conjunction with the forgiveness, previously accrued interest income on the notes of $489,000 was forgiven and expensed, and the difference between the fair value of the original WRG shares and the reduction in P&MC Holding LLC equity units to be exchanged, $321,000, was also expensed.

The following unaudited pro forma financial information combines the consolidated results of operations as if the Acquisition and the Combination had occurred as of the beginning of the period presented. Pro forma adjustments include only the effects of events directly attributable to the Acquisition and the Combination. The pro forma adjustments reflected include amortization of intangibles, depreciation, and interest expense. Due to the probable non-utilization of net operating losses, no tax benefit is reflected in the pro forma financials.

	Year Ended	Year Ended
(in thousands):	December 25, 2005	December 30, 2004
Net sales	$591,060	$570,101
Loss before income taxes and minority interests	(15,137)	(8,274)
Net loss	(15,766)	(8,994)
The pro forma financial information does not necessarily reflect the operating results that would have occurred had the Acquisition and the Combination been consummated as of the beginning of the periods presented, nor is such information indicative of future operating results.
(5) SUPPLEMENTAL CASH FLOW INFORMATION:
The decrease in cash and cash equivalents due to changes in operating assets and liabilities for the past three years consisted of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 25,	December 30,
	2006	2005	2004
(Increase) Decrease in:
Receivables	$(1,941)	$(2,877)	$2,314
Inventories	332	426	(244)
Prepaid expenses and other current assets	1,509	10,374	(44)
Other assets	(447)	8,308	(3,831)

Increase (Decrease) in:
Accounts payable	985	941	(3,162)
Accrued expenses	3,313	(14,334)	16,859
Other liabilities	(2,445)	5,992	(2,444)

	$1,306	$8,830	$9,448

Other supplemental cash flow information for the past three years consisted of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 25,	December 30,
	2006	2005	2004
Cash paid for interest	$26,308	$7,225	$6,220
Income taxes paid	1,389	4,405	46
Income tax refunds received	605	6	—
(6) PROPERTY AND EQUIPMENT:
Property and equipment consisted of the following for the past two years (in thousands):

	December 31,	December 25,
	2006	2005
Owned:
Land and land improvements	$1,641	$1,952
Buildings	6,021	7,751
Leasehold improvements	62,691	60,475
Equipment	104,150	84,694
Construction in progress	3,942	1,016

	178,445	155,888
Less — accumulated depreciation and amortization	(92,661)	(84,645)

	85,784	71,243

Property under Capital Lease:
Buildings	9,057	9,457
Less — accumulated amortization	(3,797)	(3,652)

	5,260	5,805

Assets Held for Sale, net of accumulated depreciation	—	1,467

Property and Equipment, net	$91,044	$78,515

(7) LEASES:
Most of our Perkins restaurant leases have an initial term of 20 years and most Marie Callender’s restaurant leases have an initial term of 15 years. Both Perkins and Marie Callender’s leases generally provide for two to four renewals of five years each. Certain leases provide for minimum payments plus a percentage of sales in excess of stipulated amounts.
Future minimum payments related to non-cancelable leases that have initial or remaining lease terms in excess of one year as of December 31, 2006 were as follows (in thousands):

	Lease Obligations
	Capital	Operating
2007	$1,509	$35,984
2008	1,260	34,953
2009	1,110	32,409
2010	1,007	30,244
2011	792	26,826
Thereafter	28,172	265,342

Total minimum lease payments	33,850	$425,758

Less:
Amounts representing interest (3.3%-24.57%)	(26,910)

Capital lease obligations	$6,940

Future minimum gross rental receipts as of December 31, 2006, were as follows (in thousands):

	Lessor	Sublessor
2007	$145	$1,586
2008	145	1,454
2009	151	1,277
2010	152	1,105
2011	115	828
Thereafter	174	2,140

Total minimum lease rentals	$882	$8,390

The net rental expense included in the accompanying Consolidated Statements of Operations for operating leases was as follows for the past three years (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 25,	December 30,
	2006	2005	2004
Minimum rentals	$39,017	$21,793	$10,830
Contingent rentals	1,764	1,122	763
Less — sublease rentals	(966)	(795)	(424)

	$39,815	$22,120	$11,169

Sublease rentals are recorded in other expenses in the accompanying Consolidated Statements of Operations.
(8) GOODWILL AND INTANGIBLE ASSETS:
The following schedule presents the carrying amount of goodwill attributable to each reportable operating segment and changes therein. There is no goodwill attributable to Marie Callender’s.

	Perkins	Perkins		Total
	Restaurants	Franchise	Manufacturing	Company
Balance as of December 30, 2004	$—	$—	$—	$—
Goodwill acquired	14,228	26,815	2,406	43,449

Balance as of December 25, 2005	14,228	26,815	2,406	43,449

Purchase accounting adjustments	(4,392)	(8,277)	(742)	(13,411)

Balance as of December 31, 2006	$9,836	$18,538	$1,664	$30,038

Purchase accounting adjustments primarily relate to the step-up of fixed assets in 2006.
The components of our identifiable intangible assets are as follows (in thousands):

	December 31, 2006	December 25, 2005
Amortizing intangible assets:
Franchise agreements	$35,000	$35,000
Customer relationships	13,300	13,300
Acquired franchise rights	11,076	11,076
Design prototype	834	794

Subtotal	60,210	60,170
Less – Accumulated Amortization	(14,018)	(12,082)

Total amortizing intangible assets	46,192	48,088
Nonamortizing intangible assets:
Tradename	110,600	110,600

Total intangible assets	$156,792	$158,688

Amortization expense for intangible assets was $1,975,000, $512,000 and $98,000 for fiscal years 2006, 2005 and 2004, respectively. Estimated amortization expense for the five succeeding fiscal years is as follows (in thousands):

Estimated
Amortization Expense
2007	$2,077
2008	2,059
2009	2,051
2010	2,042
2011	2,036
(9) ACCRUED EXPENSES:
Accrued expenses consisted of the following (in thousands):

	December 31,	December 25,
	2006	2005
Payroll and related benefits	$18,209	$14,679
Property, real estate and sales taxes	4,692	4,182
Insurance	5,086	4,736
Gift cards and gift certificates	8,233	5,755
Advertising	1,262	944
Interest	6,085	5,553
Management fees	2,210	9,200
Other	12,511	8,520

	$58,288	$53,569

(10) LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands):

	December 31,	December 25,
	2006	2005
10% Senior Notes, due October 1, 2013, net of discount of $2,175 and $2,497, respectively	$187,825	$187,503
Revolver, due May 3, 2011	—	—
Term Loan, due May 3, 2013	99,500	—
Secured Term Loan A	—	11,237
Secured Term Loan B	—	25,000
Credit Facility	—	2,251
$35 million Subordinated Term Loan	—	69,547
Other	69	—

	287,394	295,538
Less current maturities	(1,015)	(2,400)

	$286,379	$293,138

On July 22, 2004, WRG entered into an agreement with lenders to refinance its existing debt under a new $55,000,000 asset-based senior secured credit facility (the “Credit Facility”). The Credit Facility provided for a $15,000,000 revolving line of credit, including a letter of credit sub-facility, and a $15,000,000 Secured Term Loan A and a $25,000,000 Secured Term Loan B facility.
The Secured Term Loan A required principal payments due monthly in the amount of $200,000. Any unpaid principal amounts were due May 31, 2007. Interest was payable monthly at a rate equal to the base rate (bank prime rate) plus a base rate margin (9.75% at December 25, 2005). Secured Term Loan A was repaid on May 3, 2006 in connection with the Combination.
The Secured Term Loan B required principal payments due monthly in the amount of $200,000 commencing on the first day of the month after the date on which the Secured Term Loan A has been repaid in full. All remaining unpaid amounts were due on May 31, 2007. Interest was payable monthly at a rate equal to the base rate (bank prime rate) plus a base rate margin (14.75% at December 25, 2005). Secured Term Loan B was repaid on May 3, 2006 in connection with the Combination.
WRG was also required to make mandatory principal prepayments on an annual basis equal to 50% of a defined excess cash flow amount which was applied first to the Secured Term Loan A obligation and then to the Secured Term Loan B obligation after the Secured Term Loan A obligation had been satisfied. No principal prepayments related to a defined excess cash flow amount were made.
The secured revolving line of credit was available to WRG up to a maximum amount of $15,000,000, less the amounts drawn for any letters of credit. As of December 25, 2005, the borrowing capacity on the revolving line of credit was $15,000,000, of which $8,517,000 was used for letters of credit. As of December 25, 2005, WRG had $4,232,000 available for borrowing under its Credit Facility. The revolving line of credit expired on May 31, 2007. Advances under the revolving line of credit have interest at a base rate (bank prime rate) plus a base rate margin (9.75% at December 25, 2005). The base rate margin varied according to WRG’s last 12 months’ adjusted cash flows. WRG was charged a fee equal to 4% per annum times the daily balance of the undrawn amount of all outstanding letters of credit. Borrowings outstanding under the revolving line of credit were repaid on May 3, 2006 in connection with the Combination.
The Credit Facility also required the Company to maintain certain financial covenants including minimum levels of earnings before income taxes, depreciation and amortization, a leverage ratio, a fixed charge coverage ratio, and a limitation on capital expenditures. As of December 25, 2005, the Company was in compliance with these covenants. As discussed below, the Company entered into an amended and restated credit agreement on May 3, 2006 in connection with the Combination.
Subordinated Debt
On June 29, 2000, WRG entered into a subordinated debt agreement (the “Subordinated Term Loan”) to borrow $35,000,000. The principal amount was due on June 29, 2007. Interest was payable semi-annually at a fixed rate of 8%. Additional interest accrued effective July 22, 2004 at 12% and was due at maturity. Additional accrued interest totaled $8,583,000 and $3,607,000 at December 25, 2005 and December 30, 2004, respectively.
Additionally, in connection with the Subordinated Term Loan, WRG issued 2,213 shares of common stock and preferred stock warrants. The warrants had an exercise price of $1 per share and expired on June 29, 2010. The estimated fair value of the warrants at issuance was $3,886,000, and was recorded as an increase of capital in excess of par value with a corresponding discount to the carrying amount of the Subordinated Term Loan, which was being amortized over the term of the loan.
As a condition to amending the Subordinated Term Loan on May 31, 2001, WRG issued 456 preferred stock warrants and 456 Class A common stock warrants to certain lenders under the Subordinated Term

Loan. The warrants have an exercise price of $1 per share and expire on May 31, 2011. The estimated fair value of these warrants at issuance of $801,000 has been recorded as an increase to capital in excess of par value and as a discount on debt which is being amortized over the remaining term of the Subordinated Term Loan.
As conditions to amending the Subordinated Term Loan on July 22, 2004, WRG agreed to: (a) issue 13,800 preferred stock warrants and 13,800 Class A common stock warrants subject to the same terms as the warrants issued on May 31, 2001, to the lenders under the Subordinated Term Loan; the original 2,669 preferred stock warrants and 2,669 common stock warrants issued as of May 31, 2001 were retired on July 22, 2004; (b) increase the rate of interest to 20% per annum, compounded quarterly, of which 8% is payable semi-annually (first payment due July 2005) and the remaining 12% was compounded quarterly and payable on the maturity date of the notes; (c) issue additional warrants, representing 1.25% of the fully diluted Class A common stock and 1.25% of the fully diluted preferred stock of WRG, if WRG was unable to make any semiannual interest payment when due. On January 1, 2005 and July 1, 2005, WRG was unable to make semiannual interest payments associated with the subordinated debt. Due to this non-payment, WRG issued 699 preferred stock warrants and 699 Class A common stock warrants on both January 1, 2005 and July 1, 2005 to the subordinated debt holders. All of the warrants were settled and the Subordinated Term Loan was repaid on May 3, 2006 in connection with the Combination.
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
In connection with the Combination, the Company entered into an amended and restated credit agreement with Wachovia Bank, National Association, as administrative agent, swingline lender and issuing lender, Wachovia Capital Markets, LLC as sole lead arranger and sole book manager, BNP Paribas as syndication agent, Wells Fargo, Foothill, Inc. as documentation agent, and each other lender from time to time party thereto (the “Credit Agreement”). Pursuant to the Credit Agreement, the lenders made available the following: (1) a five-year revolving credit facility of up to $40,000,000, including a sub-facility for letters of credit in an amount not to exceed $25,000,000 and a sub-facility for swingline loans in an amount not to exceed $5,000,000 (the “Revolver”); and (2) a seven-year term loan credit facility not to exceed $100,000,000 (the “Term Loan”). The Company’s obligations under the Credit Agreement are guaranteed by RHC and each of the Company’s wholly-owned subsidiaries. The obligations under the Credit Agreement are collateralized by a first priority lien on substantially all of the assets of the Company and its wholly-owned subsidiaries. Certain future subsidiaries of the Company will be required to guarantee the obligations of the Company and grant a lien on substantially all of their assets. A draw under the Credit Agreement was made on May 3, 2006 in the amount of $103,800,000, which was used to repay all existing indebtedness of WRG and its subsidiaries, including: 1) Secured Term Loan A; 2) Secured Term Loan B; 3) Subordinated Term Loan, and 4) outstanding debt under the revolving line of credit, (approximately $101,000,000 in total) and to pay certain fees and expenses in connection with the consummation of this Combination and the amendment and restatement of the Credit Agreement. All amounts under the Credit Agreement bear interest at floating rates based on the agent’s base rate plus an applicable margin or LIBOR rate plus an applicable margin as defined in the Credit Agreement. The interest rate on Credit Agreement borrowings at December 31, 2006 was 8.11%. As of December 31, 2006, there were no borrowings outstanding (and approximately $12,798,000 of letters of credit outstanding) under the Revolver and $99,500,000 outstanding under the Term Loan. The letters of credit are primarily utilized in conjunction with the Company’s workers’ compensation programs.
In connection with the issuance of the 10% Senior Notes and the execution of the Credit Agreement, the Company has capitalized certain financing costs in Other Assets in the Consolidated Balance Sheets. As of December 31, 2006, the deferred financing costs of $8,497,000 and $3,762,000 for the 10% Senior Notes and the Credit

Agreement, respectively, are being amortized over their respective terms using the effective interest method.
Based on the borrowing rates currently available for debt with similar terms and maturities, the approximate fair market value of our long-term debt was as follows (in thousands):

	December 31, 2006	December 25, 2005
10.00% Unsecured Senior Notes	$180,500	$177,956
Term Loan	99,500	—
Because our revolving line of credit borrowings bear interest at current market rates, we believe that any related liabilities reflected in the accompanying balance sheets approximated fair market value.
Pursuant to the 10% Senior Notes and the Credit Agreement, the Company is subject to certain restrictions that limit additional indebtedness. Additionally, among other restrictions, the Credit Agreement limits the Company’s capital expenditures and requires us to maintain specified financial ratios. At December 31, 2006, the Company was in compliance with all such requirements. A continuing default under the Credit Agreement could result in a default under the 10% Senior Notes. In the event of such a default and under certain circumstances, the trustee or the holders of the 10% Senior Notes could then declare the respective notes due and payable immediately.
With respect to the 10% Senior Notes, the Company has certain covenants that restrict our ability to pay dividends or distributions to our equity holders (“Restricted Payments”). If no default or event of default exists or occurs as a result of such Restricted Payments, we are generally allowed to make Restricted Payments subject to the following restrictions:
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
With respect to the Credit Agreement, restrictions are placed on the Company’s ability and the ability of our subsidiaries to (i) incur additional indebtedness;(ii) create liens on our assets;(iii) make loans, advances, investments or acquisitions; (iv) engage in mergers;(v) dispose of our assets;(vi) pay certain restricted payments and dividends;(vii) exchange and issue capital stock;(viii) engage in certain transactions with affiliates;(ix) amend certain material agreements; and (x) enter into agreements that restrict our ability or the ability of our subsidiaries to grant liens or make distributions.
Scheduled annual principal maturities of long-term debt for the five years subsequent to December 31, 2006, are as follows (in thousands):

Amount
2007	$1,015
2008	1,018
2009	1,018
2010	1,018
2011	1,000
Thereafter	282,325

$287,394

Interest expense capitalized in connection with our construction activities was approximately $6,000 for the year ended December 31, 2006. No interest expense was capitalized in connection with our construction activities during 2005 and 2004.
(11) INCOME TAXES:
Effective May 4, 2006, the consolidated Federal income tax return for P&MC Holding Corp. includes MCPSI and Perkins. Prior to May 4, 2006, MCPSI was a member of the WRG consolidated Federal income tax return. For state purposes, each subsidiary generally files a separate return, except for the following states that require a combined or unitary filing: Arizona, California, Idaho, Illinois, Kentucky, Kansas, Minnesota, Montana, New Mexico, New York, North Dakota, Nebraska, Oklahoma and Utah. Prior to May 4, 2006, MCPSI was a member of the WRG unitary or combined state filing in Arizona, California, Idaho, New Mexico, Oklahoma, Oregon, Utah and Montana.
The following is a summary of the components of the provision for income taxes for the past three years (in thousands):

	December 31,	December 25,	December 30,
	2006	2005	2004
Current:
Federal	$(588)	$(101)	$—
State and local	(275)	(86)	(26)

	(863)	(187)	(26)

Deferred:
Federal	490	749	—
State and local	218	76	—

	708	825	—

	$(155)	$638	$(26)

A reconciliation of the statutory Federal income tax rate to the Company’s effective income tax rate is as follows:

	December 31,	December 25,	December 30,
	2006	2005	2004
Federal	(34.0)%	(35.0)%	(34.0)%
Federal income tax credits and addbacks	(21.3)%	(6.5)%	(3.0)%
State income taxes, net of Federal taxes	0.6%	0.0%	0.1%
Changes in contingency reserve	(2.1)%	0.0%	0.0%
Nondeductible interest, expenses, other, net	2.2%	11.3%	13.5%

Federal and state valuation allowances	56.3%	26.0%	23.6%

	1.7%	(4.2)%	0.2%

The following is a summary of the significant components of our deferred tax position (in thousands):

	December 31,	December 25,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$14,678	$10,009
Accrued expenses not currently deductible	10,515	9,368
Tax credit carryforwards	6,269	4,503
Property, equipment, and improvements — tax basis in excess of book basis	8,694	13,520
Capital leases	659	139
Deferred interest	—	7,391
State taxes not currently deductible	—	5

Total deferred tax assets	40,815	44,935
Less valuation allowance	(21,111)	(36,838)

	19,704	8,097

Deferred tax liabilities:
Investment in unconsolidated partnerships	(88)	(88)
Intangible assets — book basis in excess of tax basis	(18,908)	(17,737)

	(18,996)	(17,825)

Net deferred tax assets	$708	$(9,728)

The valuation allowance for deferred tax assets as of December 31, 2006, and December 25, 2005 was $21,111,000, and $36,838,000, respectively. The change in the valuation allowance of $15,727,000 relates primarily to the current benefit of deferred interest deductions paid upon debt cancellation, the removal of contingent tax liabilities to current liabilities and the recognition of MCPSI’s deferred differences and credits against Perkins’ deferred liabilities as a purchase price adjustment. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2006.
The Company has federal net operating loss carryforwards totaling approximately $35,214,000, and $24,897,000 at December 31, 2006, and December 25, 2005, respectively, which begin to expire in 2012.
The Company has state net operating loss carryforwards totaling approximately $35,639,000 and $20,125,000 at December 31, 2006, and December 25, 2005, respectively, which begin to expire in 2007.
Approximately $32,277,000 of the Company’s federal net operating losses (including FIV described above) can be utilized without limitation and approximately $35,639,000 of the Company’s state net operating losses (including FIV described above) can be utilized without limitation.
Additionally, the Company has tax credit carryforwards totaling approximately $6,269,000 and $4,503,000 at December 31, 2006, and December 25, 2005 respectively, which begin to expire in 2018.
(12) RELATED PARTY TRANSACTIONS:
Management Agreement:
We have entered into a management agreement with Castle Harlan, Inc., under which Castle Harlan provides business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to our parent and us. As compensation for those services, we pay to Castle Harlan (1) for services rendered during the first year of the term of the agreement, a management fee equal to 3% of the aggregate equity contributions made upon closing of the acquisition by Castle Harlan and its affiliates (including their limited partners), paid at the closing of the acquisition, and (2) for services rendered after the first full year of the agreement, an annual management fee equal to 3% of the aggregate equity contributions made by CHP IV and its affiliates (including their limited partners), payable quarterly in advance. Under the management agreement, we paid Castle Harlan, for services rendered in connection with the Transactions, a one-time transaction fee paid on the date of the closing of the Acquisition equal to 1% of the aggregate equity contributions made on the closing of the acquisition by CHP IV and its affiliates (including their limited partners). In addition, if at any time after the closing of the acquisition, CHP IV or its affiliates (including their limited partners) make any additional equity contributions to any of our parent or us, we will pay Castle Harlan an annual management fee equal to 3 % of each such equity contribution. We will also pay or reimburse Castle Harlan for all out-of-pocket fees and expenses incurred by Castle Harlan and any advisors, consultants, legal counsel and other professionals engaged by Castle Harlan to assist in the provision of services under the management agreement.
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
We paid Castle Harlan $3,635,000 and $1,777,000 in annual management fees for the years ended December 31, 2006 and December 25, 2005, respectively, and we also paid Castle Harlan $867,000 for management fees and expenses related to the closing of the Acquisition in 2005. There were no annual management fees paid to Castle Harlan in 2004.
Other Board Affiliations:
Certain members of the Board of Directors of our parent have in the past served, currently serve and in the future may serve on the boards of directors of other restaurant companies. Among the boards of directors of Castle Harlan portfolio companies on which one or more of our parent’s directors serve are McCormick and Schmick Management Group, Morton’s Restaurant Group, Inc., Bravo Development Inc., and Caribbean Restaurants, LLC.
(13) COMMITMENTS AND CONTINGENCIES:
We are a party to various legal proceedings in the ordinary course of business. We do not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial statements.
The majority of our franchise revenues are generated from franchisees owning individually less than five percent of total franchised restaurants, and, therefore, the loss of any one of these franchisees would not have a material impact on our results of operations. As of December 31, 2006, three Perkins franchisees otherwise unaffiliated with the Company, owned 92 of the 322 franchised restaurants. These franchisees operated 44, 27 and 21 restaurants, respectively. During 2006, these three Perkins franchisees provided royalties and license fees of $2,300,000, $1,599,000 and $1,583,000, respectively.
As of December 31, 2006, three Marie Callender’s franchisees otherwise unaffiliated with the Company, owned 14 of the 46 franchised restaurants. These franchisees operated six, four and four restaurants, respectively. During 2006, these three Marie Callender’s franchisees provided royalties and license fees of $668,000, $532,000 and $366,000, respectively.
The Company has arrangements with several different parties to whom territorial rights were granted in exchange for specified payments. The Company makes specified payments to those parties based on a percentage of gross sales from certain Perkins restaurants and for new Perkins restaurants opened within those geographic regions. During 2006 and 2005 we paid an aggregate of $2,799,000 and $550,000, respectively, under such arrangements. Three such agreements are currently in effect. Of these, one expires in the year 2075, one expires upon the death of the beneficiary and the remaining agreement remains in effect as long as we operate Perkins restaurants in certain states.
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
Investment income on the invested funds is taxable to us, and we are eligible for a tax deduction for compensation expense when the funds are distributed to the participants at retirement, cessation of employment or other specified events. In conjunction with the Acquisition, amounts under the Deferred Compensation Plan became fully vested, and approximately $5,000,000 was paid in full to the respective employees in the fourth quarter of 2005. There were no matching contributions in 2005 or 2004.
In connection with the Combination, the Company terminated its Deferred Compensation Plan. In October 2006, a new plan (the “Successor Plan”), was adopted. The terms of the new plan are similar to the terminated plan and provide enrollment for eligible employees of both Perkins and Marie Callender’s. The Successor Plan is available for enrollment on a voluntary, non-discriminatory basis to executive officers and other key employees. We made a matching contribution to the Successor Plan of $28,000 during 2006.
The Successor Plan is a nonqualified defined contribution plan; the first 3% of eligible pay contributed to the plan by the executive is eligible for a company matching contribution of 3%, which vests over a three year period. The Company may elect to make additional contributions to an employee’s account. For purposes of the Successor Plan, eligible pay is defined as base pay and the eligible portion of any incentive award.
Effective April 1, 2004, The Perkins & Marie Callender’s (formerly The Restaurant Company) Supplemental Executive Retirement Plan (“SERP I”) was established. The purpose of SERP I is to provide additional compensation for a select group of management and highly compensated employees who contribute materially to the continued growth of the Company. Contributions to SERP I are made at the discretion of the Company and participants generally vest in the contributions over a five-year period. In conjunction with the Acquisition, the assets of SERP I were liquidated and awards of $707,000 were paid to plan participants in the fourth quarter of 2005. During 2006, SERP I was amended and restated. Contributions to SERP I are made at the discretion of the Company and participants vest at a rate of 25% for one to three years of service, 50% for four to five years of service and 100% for five or more years of service. Company contributions to SERP I totalled $280,000 in 2006.
Effective January 1, 2005, The Perkins & Marie Callender’s (formerly The Restaurant Company) Supplemental Executive Retirement Plan II (“SERP II”) was established. The purpose of SERP II is to provide additional compensation for a select group of key employees who contribute materially to the continued growth of the Company. Contributions to SERP II are made at the discretion of the Company and participants generally vest in the contributions over a five-year period. During 2006 and 2005, the Company made contributions of $210,000 and $260,000, respectively. The deferred compensation expenses related to SERP II are recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations.
(15) EMPLOYEE BENEFITS:
The Perkins & Marie Callender’s Retirement Savings Plan (the “Plan”) as amended and restated effective January 1, 1992, was established for the benefit of all eligible employees, both hourly and salaried. All participating employees at December 31, 1991 remained eligible to participate in the Plan. All other employees of the Company who have satisfied the participation requirements are eligible for participation in the Plan provided they (i) have attained the age of 21 and (ii) have completed one Year of Service, as defined, during which they have been credited with a minimum of 1,000 Hours of Service.
Participants may elect to defer from 1% to 15% of their annual eligible compensation subject to Internal Revenue Code (“IRC”) regulated maximums. We may make a matching contribution equal to a percentage of the amount deferred by the participant or a specified dollar amount as determined each year by the Board of Directors. During 2005 and 2006, we elected to match contributions at a rate of 25% up to the first 6% deferred by each participant. Our matching contributions for the years ended December 31, 2006 and December 25, 2005 were $289,000 and $65,000, respectively. For 2006, we elected to pay an additional matching contribution of $299,000, which was accrued as of December 31, 2006. To date, we have not paid the additional matching contribution. During 2005, we elected to pay an additional matching contribution of $272,000, which was accrued as of December 25, 2005 and subsequently paid in February 2006.
Participants are always 100% vested in their salary deferral accounts and qualified rollover accounts. Vesting in the employer matching account is based on qualifying Years of Service. A participant vests 60% in the employer matching account after three years, 80% after four years and 100% after five years.

(16) SEGMENT REPORTING:
We have five primary operating segments: Perkins restaurants, Marie Callender’s restaurants, Perkins franchise, Marie Callender’s franchise and Foxtail. The revenues in the Other segment are primarily licensing revenues. The restaurant operating segments include the operations of Company-operated restaurants. The franchise operating segments include revenues and expenses directly attributable to franchised restaurants. Foxtail’s operations consist of manufacturing plants: one in Corona, California and three in Cincinnati, Ohio.
Revenues from the restaurant segments result from the sale of menu products at Perkins and Marie Callender’s restaurants. Revenues from the franchise segments consist primarily of initial franchise fees and royalty income earned on the revenues generated at franchisees’ restaurants. Revenues from Foxtail are generated by the sale of food products to Perkins and Marie Callender’s restaurants, both Company-operated and franchised, as well as customers outside the Perkins and Marie Callender’s system. Foxtail’s sales to Company-operated restaurants are eliminated for external reporting purposes.
The following presents revenues and other financial information, attributable to continuing operations, by business segment (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2006	December 25, 2005	December 30, 2004
Revenue
Perkins Restaurants	$295,762	$73,508	$—
Marie Callender’s Restaurants	216,342	215,464	214,923
Perkins Franchise	22,052	5,418	—
Marie Callender’s Franchise	4,842	5,045	5,207
Foxtail	69,320	30,457	13,395
Intersegment revenue	(18,682)	(12,967)	(8,955)
Other	4,554	4,548	4,190

Total	$594,190	$321,473	$228,760

	Year Ended	Year Ended	Year Ended
	December 31, 2006	December 25, 2005	December 30, 2004
Interest Expense, net
Perkins Restaurants	$—	$—	$—
Marie Callender’s Restaurants	—	—	—
Perkins Franchise	—	—	—
Marie Callender’s Franchise	—	—	—
Foxtail	—	—	—
Other	36,197	26,362	19,665

Total	$36,197	$26,362	$19,665

	Year Ended	Year Ended	Year Ended
	December 31, 2006	December 25, 2005	December 30, 2004
Depreciation and amortization
Perkins Restaurants	$12,356	$2,841	$—
Marie Callender’s Restaurants	8,046	7,842	8,219
Perkins Franchise	—	—	—
Marie Callender’s Franchise	—	—	—
Foxtail	1,659	464	93
Other	3,580	447	—

Total	$25,641	$11,594	$8,312

	Year Ended	Year Ended	Year Ended
	December 31, 2006	December 25, 2005	December 30, 2004
Segment net income (loss)
Perkins Restaurants	$25,149	$4,624	$—
Marie Callender’s Restaurants	9,220	9,988	11,378
Perkins Franchise	19,929	4,778	—
Marie Callender’s Franchise	4,841	5,044	5,207
Foxtail	8,255	4,891	2,278
Other	(76,766)	(44,556)	(35,181)

Total	$(9,372)	$(15,231)	$(16,318)

	December 31, 2006	December 25, 2005
Segment assets
Perkins Restaurants	$94,146	$89,447
Marie Callender’s Restaurants	36,393	37,616
Perkins Franchise	123,392	135,389
Marie Callender’s Franchise	—	420
Foxtail	41,715	42,082
Other	51,199	41,322

Total	$346,845	$346,276

	December 31, 2006	December 25, 2005
Goodwill
Perkins Restaurants	$9,836	$14,228
Marie Callender’s Restaurants	—	—
Perkins Franchise	18,538	26,815
Marie Callender’s Franchise	—	—
Foxtail	1,664	2,406
Other	—	—

Total	$30,038	$43,449

	Year Ended	Year Ended	Year Ended
	December 31, 2006	December 25, 2005	December 30, 2004
Capital Expenditures
Perkins Restaurants	$9,625	$3,003	$—
Marie Callender’s Restaurants	8,448	6,461	5,431
Perkins Franchise	—	—	—
Marie Callender’s Franchise	—	—	—
Foxtail	563	383	114
Other	926	232	136

Total	$19,562	$10,079	$5,681

We evaluate the performance of our segments based primarily on operating profit before corporate general and administrative expenses, interest expense, amortization of goodwill and income taxes.
Assets included in the Other operating segment primarily consist of cash, corporate accounts receivable and deferred taxes.

The components of the other segment loss are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2006	December 25, 2005	December 30, 2004
General and administrative expenses	$43,176	$18,993	$15,697
Depreciation and amortization expenses	3,580	447	—
Interest expense, net	36,197	26,362	19,665
(Gain) loss on disposition of assets, net	670	(704)	209
Asset write-down	2,058	1,315	1,572
Lease termination	366	—	—
Transaction costs	5,674	867	—
Provision for (benefit from) income taxes	155	(638)	26
Minority interest	493	629	720
Gain on early extinguishment of debt	(12,642)	(565)	—
Licensing revenue	(4,107)	(3,747)	(3,455)
Other	1,146	1,597	747

	$76,766	$44,556	$35,181

(17) COMPREHENSIVE LOSS:
Comprehensive loss includes net loss and foreign currency translation adjustments. Total comprehensive loss for the year ended December 31, 2006 was $9,373,000 and included the effect of losses from translation adjustments of $1,000. Total comprehensive loss for the year ended December 25, 2005 was $15,217,000 and included the effect of gains from translation adjustments of $14,000 and total comprehensive loss for the year ended December 30, 2004 was $16,318,000 and included no effect of translation adjustments.

(18) CONDENSED CONSOLIDATED FINANCIAL INFORMATION
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
Consolidating statement of operations for the year ended December 31, 2006 (in thousands):

		Guarantors					Consolidated
	PMCI	PMCM	WRG	Other	Non-Guarantors	Eliminations	PMCI

Revenue
Food sales	$258,945	$82,667	$190,346	$—	$30,784	$—	$562,742
Franchise and other revenue	13,731	15,189	9,396	15	—	(6,883)	31,448

Total revenues	272,676	97,856	199,742	15	30,784	(6,883)	594,190

Cost and expenses (excluding depreciation shown below):
Food cost	76,676	18,904	55,629	—	8,542	—	159,751
Labor and benefits	84,608	29,908	61,765	—	9,124	—	185,405
Operating expenses	59,569	27,064	55,842	15	10,920	(3,308)	150,102
General and administrative	36,427	3,585	11,751	—	—	(3,575)	48,188
Transaction costs	3,545	—	2,129	—	—	—	5,674
Depreciation and amortization	14,418	3,290	6,583	—	1,350	—	25,641
Interest, net	26,882	(697)	10,005	—	7	—	36,197
Asset impairments	1,569	—	1,495	—	25	—	3,089
Gain on extinguishment of debt	—	—	(12,642)	—	—	—	(12,642)
Other, net	(143)	(35)	1,687	—	—	—	1,509

Total costs and expenses	303,551	82,019	194,244	15	29,968	(6,883)	602,914

(Loss) income before income taxes and minority interests	(30,875)	15,837	5,498	—	816	—	(8,724)
Benefit from (provision for) income taxes	5,427	(5,582)	—	—	—	—	(155)
Minority interests	—	—	—	—	(493)	—	(493)
Equity in earnings (loss) of subsidiaries	16,076	—	—	—	—	(16,076)	—

NET (LOSS) INCOME	$(9,372)	$10,255	$5,498	$—	$323	$(16,076)	$(9,372)

Consolidating statement of operations for the year ended December 25, 2005 (in thousands):

		Guarantors					Consolidated
	PMCI	PMCM	WRG	Other	Non-Guarantors	Eliminations	PMCI

Revenue
Food sales	$66,461	$20,667	$186,828	$—	$32,506	$—	$306,462
Franchise and other revenue	2,779	3,735	9,593	206	—	(1,302)	15,011

Total revenues	69,240	24,402	196,421	206	32,506	(1,302)	321,473

Cost and expenses (excluding depreciation shown below):
Food cost	21,104	4,863	54,732	—	9,396	—	90,095
Labor and benefits	20,901	8,001	61,118	—	9,821	—	99,841
Operating expenses	15,651	6,590	52,760	206	11,108	(830)	85,485
General and administrative	8,216	489	13,009	—	—	(472)	21,242
Transaction costs	867	—	—	—	—	—	867
Depreciation and amortization	3,025	564	6,743	—	1,262	—	11,594
Interest, net	5,624	(128)	20,864	—	2	—	26,362
Asset impairment (recovery)	(892)	—	1,381	—	122	—	611
Gain on extinguishment of debt	—	—	(565)	—	—	—	(565)
Other, net	(105)	—	1,286	—	—	—	1,181

Total costs and expenses	74,391	20,379	211,328	206	31,711	(1,302)	336,713

(Loss) income before income taxes and minority interests	(5,151)	4,023	(14,907)	—	795	—	(15,240)
Benefit from (provision for) income taxes	2,082	(1,432)	(12)	—	—	—	638
Minority interests	—	—	—	—	(629)	—	(629)
Equity in earnings (loss) of subsidiaries	(12,162)	—	—	—	—	12,162	—

NET (LOSS) INCOME	$(15,231)	$2,591	$(14,919)	$—	$166	$12,162	$(15,231)

Consolidating statement of operations for the year ended December 30, 2004 (in thousands):

		Guarantor			Consolidated
	PMCI	WRG	Non-Guarantors	Eliminations	PMCI
Revenue
Food Sales	$—	$186,686	$32,677	$—	$219,363
Franchise and Other Revenue	—	9,397	—	—	9,397

Total Revenues	—	196,083	32,677	—	228,760

Costs and Expenses (excluding depreciation shown below):
Food cost	—	55,046	9,730	—	64,776
Labor and benefits	—	61,841	10,110	—	71,951
Operating expenses	—	50,200	10,469	—	60,669
General and administrative	—	15,697	—	—	15,697
Depreciation and amortization	—	6,989	1,323	—	8,312
Interest, net	—	19,665	—	—	19,665
Asset impairment	—	1,441	340	—	1,781
Other, net	—	1,481	—	—	1,481

Total Costs and Expenses	—	212,360	31,972	—	244,332

(Loss) income before income taxes	—	(16,277)	705	—	(15,572)
Provision for income taxes	—	(26)	—	—	(26)
Minority interests	—	—	(720)		(720)
Equity in earnings of subsidiaries	(16,318)	—	—	16,318	—

NET (LOSS) INCOME	(16,318)	$(16,303)	$(15)	$16,318	$(16,318)

Consolidating balance sheet as of December 31, 2006 (in thousands):

		Guarantors					Consolidated
	PMCI	PMCM	WRG	Other	Non-Guarantors	Eliminations	PMCI

CURRENT ASSETS:
Cash and cash equivalents	$3,132	$201	$7,158	$—	$(1,422)	$—	$9,069
Restricted cash	4,209	6,984	—	—	—	—	11,193
Trade receivables, less allowance for doubtful accounts	12,662	43	5,576	—	35	—	18,316
Inventories, net	6,364	481	3,882	—	269	—	10,996
Prepaid expenses and other current assets	3,781	316	693	—	34	—	4,824

Total current assets	30,148	8,025	17,309	—	(1,084)	—	54,398

PROPERTY AND EQUIPMENT, net	44,762	10,885	32,755	—	2,642	—	91,044
INVESTMENTS IN CONSOLIDATED PARTNERSHIPS	—	—	228	—	10	—	238
GOODWILL	30,038	—	—	—	—	—	30,038
INTANGIBLE ASSETS, net	45,885	110,600	307	—	—	—	156,792
INVESTMENTS IN SUBSIDIARIES	31,105	—	—	—	—	(31,105)	—
DUE FROM PMCI	—	14,494	—	—	—	(14,494)	—
DUE FROM SUBSIDIARIES	105,884	—	—	—	—	(105,884)	—
DEFERRED INCOME TAXES	708						708
OTHER ASSETS	11,560	—	(1,008)	—	3,075	—	13,627

	$300,090	$144,004	$49,591	$—	$4,643	$(151,483)	$346,845

CURRENT LIABILITIES:
Accounts payable	$10,756	$2,310	$8,324	$—	$1,409	$—	$22,799
Accrued expenses	28,455	7,547	20,707	—	1,579	—	58,288
Accrued income taxes	75						75
Franchise advertising contributions	5,392	—	—	—	—	—	5,392
Current maturities of long term debt and capital lease obligations	1,166	—	540	—	—	—	1,706

	45,844	9,857	29,571	—	2,988	—	88,260

CAPITAL LEASE OBLIGATIONS, less current maturities	94	—	6,155	—	—	—	6,249
LONG-TERM DEBT, less current maturities	286,325	—	54	—	—	—	286,379
DEFERRED RENT	5,384	—	4,164	—	220	—	9,768
OTHER LIABILITIES	4,095	—	7,690	—	—	—	11,785
DUE TO PMCM / PMCR	14,494	—	—	—	—	(14,494)	—
DUE TO PARENT	—	—	108,974	10	(3,100)	(105,884)	—
MINORITY INTERESTS IN CONSOLIDATED PARTNERSHIPS	(475)	—	423	—	127	—	75
STOCKHOLDER’S INVESTMENT:
Common Stock	1	1	—	—	—	(1)	1
Preferred Stock	—	—	63,277	—	—	(63,277)	—
Capital in excess of par	—	—	(177)	—	9,515	(9,338)	—
Additional paid-in capital	136,131	121,300	—	—	—	(121,300)	136,131
Treasury stock	—	—	(137)	—	—	137	—
Notes secured by stock	—	—	—	—	—	—	—
Other comprehensive income	13	—	—	—	—	—	13
Retained earnings (deficit)	(191,816)	12,846	(170,403)	(10)	(5,107)	162,674	(191,816)

	(55,671)	134,147	(107,440)	(10)	4,408	(31,105)	(55,671)

	$300,090	$144,004	$49,591	$—	$4,643	$(151,483)	$346,845

Consolidating balance sheet as of December 25, 2005 (in thousands):

		Guarantors					Consolidated
	PMCI	PMCM	WRG	Other	Non-Guarantors	Eliminations	PMCI

CURRENT ASSETS:
Cash and cash equivalents	$1,591	$1,567	$2,609	$(23)	$(1,756)	$—	$3,988
Restricted cash	3,496	4,729	—	—	—	—	8,225
Trade receivables, less allowance for doubtful accounts	11,890	3	4,198	—	17	—	16,108
Inventories, net	6,415	556	4,035	—	322	—	11,328
Prepaid expenses and other current assets	2,927	261	1,105	—	40	—	4,333
Escrow deposits	7,160	—	—	—	—	—	7,160

Total current assets	33,479	7,116	11,947	(23)	(1,377)	—	51,142

PROPERTY AND EQUIPMENT, net	34,826	7,607	33,637	—	2,445	—	78,515
INVESTMENTS IN CONSOLIDATED PARTNERSHIPS	—	—	301	—	10	—	311
GOODWILL	43,449	—	—	—	—	—	43,449
INTANGIBLE ASSETS, net	158,379	—	309	—	—	—	158,688
INVESTMENTS IN SUBSIDIARIES	(57,761)	—	—	—	—	57,761	—
DUE FROM PMCI	—	45,584	—	38	—	(45,622)	—
OTHER ASSETS	9,730	—	724	8	3,709	—	14,171

	$222,102	$60,307	$46,918	$23	$4,787	$12,139	$346,276

CURRENT LIABILITIES:
Accounts payable	$7,939	$1,527	$11,389	$8	$951	$—	$21,814
Accrued expenses	19,850	6,056	26,355	25	1,283	—	53,569
Franchise advertising contributions	4,752	—	—	—	—	—	4,752
Current maturities of long term debt and capital lease obligations	277	—	3,034	—	—	—	3,311

	32,818	7,583	40,778	33	2,234	—	83,446

CAPITAL LEASE OBLIGATIONS, less current maturities	260	—	6,679	—	—	—	6,939
LONG-TERM DEBT, less current maturities	187,503	—	105,635	—	—	—	293,138
DEFERRED INCOME TAXES	9,728	—	—	—	—	—	9,728
DEFERRED RENT	2,670	—	4,529	—	241	—	7,440
OTHER LIABILITIES	3,331	—	1,907	—	—	—	5,238
DUE TO PMCM / PMCR	45,622	—	—	—	—	(45,622)	—
DUE TO PARENT	—	—	1,950	—	(1,950)	—	—
MINORITY INTERESTS IN CONSOLIDATED PARTNERSHIPS	—	—	—	—	177	—	177
STOCKHOLDER’S INVESTMENT:
Common Stock	1	1	—	—	—	(1)	1
Preferred Stock	—	—	63,277	—	—	(63,277)	—
Capital in excess of par	—	—	144	—	9,515	(9,659)	—
Additional paid-in capital	123,907	50,132	—	—	—	(50,132)	123,907
Treasury stock	—	—	(137)	—	—	137	—
Notes secured by stock	(1,308)	—	(1,308)	—	—	1,308	(1,308)
Other comprehensive income	14	—	—	—	—	—	14
Retained earnings (deficit)	(182,444)	2,591	(176,536)	(10)	(5,430)	179,385	(182,444)

	(59,830)	52,724	(114,560)	(10)	4,085	57,761	(59,830)

	$222,102	$60,307	$46,918	$23	$4,787	$12,139	$346,276

Consolidating Statement of Cash Flows for the year ended December 31, 2006 (in thousands):

		Guarantors					Consolidated
	PMCI	PMCM	WRG	Other	Non-Guarantors	Eliminations	PMCI

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,372)	$10,255	$5,498	$—	$323	$(16,076)	$(9,372)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in the earnings of subsidiaries	(16,076)	—	—	—	—	16,076	—
Depreciation and amortization	14,418	3,290	6,925	—	1,008	—	25,641
Amortization of discount	321	—	—	—	—	—	321
Other non-cash income and expense items	(91)	—	6,781	—	—	—	6,690
(Gain) loss on disposition of assets	635	—	27	—	3	—	665
Gain on early extinguishment of debt	—	—	(12,642)				(12,642)
Asset write-down	568	—	1,457	—	33	—	2,058
Change in partnership’s minority interests	—	—	—	—	493	—	493
Equity in (income) net loss of unconsolidated partnerships	—	—	73	—	—	—	73
Net changes in operating assets and liabilities	3,355	(1)	(3,479)	23	1,408	—	1,306

Total adjustments	3,130	3,289	(858)	23	2,945	16,076	24,605

Net cash (used in) provided by operating activities	(6,242)	13,544	4,640	23	3,268	—	15,233

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(3,211)	(7,568)	(7,542)	—	(1,241)	—	(19,562)
Proceeds from sale of property and equipment	1,536	—	13				1,549
Intercompany activities	78,510	(78,510)	—	—	—	—	—

Net cash provided by (used in) investing activities	76,835	(86,078)	(7,529)	—	(1,241)	—	(18,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(277)	—	(618)	—	—	—	(895)
Payments on long-term debt	(10,900)	—	(101,567)	—	—	—	(112,467)
Proceeds from long-term debt	110,400	—	1,541	—	—	—	111,941
Intercompany financing	(106,932)	—	108,082	—	(1,150)	—	—
Debt issuance costs	(2,720)						(2,720)
Distributions to minority partners	—	—	—	—	(543)	—	(543)
Capital contribution from parent	(58,623)	71,168	—	—	—	—	12,545

Net cash (used in) provided by financing activities	(69,052)	71,168	7,438	—	(1,693)	—	7,861

Net increase (decrease) in cash and cash equivalents	1,541	(1,366)	4,549	23	334	—	5,081

CASH AND CASH EQUIVALENTS:
Balance, beginning of year	1,591	1,567	2,609	(23)	(1,756)	—	3,988

Balance, end of year	$3,132	$201	$7,158	$—	$(1,422)	$—	$9,069

Consolidating Statement of Cash Flows for the year ended December 25, 2005 (in thousands):

		Guarantors					Consolidated
	PMCI	PMCM	WRG	Other	Non-Guarantors	Eliminations	PMCI

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(15,231)	$2,591	$(14,919)	$—	$166	$12,162	$(15,231)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in the earnings of subsidiaries	12,162	—	—	—	—	(12,162)	—
Depreciation and amortization	3,025	564	6,743	—	1,262	—	11,594
Amortization of discount	74	—	—	—	—	—	74
Other non-cash income and expense items	75	—	12,362	—	—	—	12,437
(Gain) loss on disposition of assets	(904)	—	201	—	(1)	—	(704)
Gain on extinguishment of debt	—	—	(565)	—	—	—	(565)
Asset write-down	12	—	1,179	—	124	—	1,315
Change in partnership’s minority interests	—	—	—	—	629	—	629
Equity in (income) net loss of unconsolidated partnerships	—	—	(54)	—	—	—	(54)
Net changes in operating assets and liabilities	3,993	608	7,625	13	(3,409)	—	8,830

Total adjustments	18,437	1,172	27,491	13	(1,395)	(12,162)	33,556

Net cash (used in) provided by operating activities	3,206	3,763	12,572	13	(1,229)	—	18,325

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(3,002)	(248)	(9,286)	—	2,457	—	(10,079)
Acquisition of business, net of cash acquired of $4,270	(220,753)	169	—	(37)	—	—	(220,621)
Proceeds from sale of property and equipment	1,353	—	6	—	—	—	1,359
Intercompany activities	2,116	(2,117)	—	1	—	—	—

Net cash provided by (used in) investing activities	(220,286)	(2,196)	(9,280)	(36)	2,457	—	(229,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(77)	—	(721)	—	—	—	(798)
Payments on long-term debt	(6,600)	—	(4,040)	—	—	—	(10,640)
Proceeds from long-term debt	190,029	—	—	—	—	—	190,029
Intercompany financing	—	—	2,091	—	(2,091)	—	—
Debt issuance costs	(9,288)	—	—	—	—	—	(9,288)
Distributions to minority partners	—	—	—	—	(602)	—	(602)
Accrued interest on notes secured by stock	—	—	(103)				(103)
Capital contribution from parent	44,607	—	—	—	—	—	44,607

Net cash (used in) provided by financing activities	218,671	—	(2,773)	—	(2,693)	—	213,205

Net increase (decrease) in cash and cash equivalents	1,591	1,567	519	(23)	(1,465)	—	2,189

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	—	—	2,090	—	(291)	—	1,799
Balance, end of year	$1,591	$1,567	$2,609	$(23)	$(1,756)	$—	$3,988

Consolidating Statement of Cash Flows for the year ended December 30, 2004 (in thousands):

		Gurantor			Consolidated
	PMCI	WRG	Non-Guarantors	Eliminations	PMCI
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(16,318)	$(16,303)	$(15)	$16,318	$(16,318)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiary	16,318	—	—	(16,318)	—
Depreciation and amortization	—	6,989	1,323	—	8,312
Payments on notes receivable of franchise fees	—	—	—	—	—
(Benefit from) provision for disposition of assets	—	199	10	—	209
Asset write-down	—	1,242	330	—	1,572
Change in partnership’s minority interests	—	—	720		720
Other non-cash income and expense	—	(97)	—	—	(97)
Equity in net loss of unconsolidated	—	9			9
Net changes in other operating assets and	—	8,826	622	—	9,448

Total adjustments	16,318	17,168	3,005	—	20,173

Net cash provided by operating activities	—	865	2,990	—	3,855

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	—	(4,704)	(977)	—	(5,681)
Intercompany activities	—	—	—	—	—
Proceeds from sale of property and	—	488	—	—	488

Net cash used in investing activities	—	(4,216)	(977)	—	(5,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease	—	(1,017)	—	—	(1,017)
Payments on long-term debt	—	(42,005)	—	—	(42,005)
Proceeds from long-term debt	—	40,000	—	—	40,000
Intercompany financing	—	1,132	(1,132)	—	—
Distributions to minority partners	—	—	(875)		(875)
Accrued interest on convertible promissory	—	120			120
Accrued interest on notes secured by	—	(92)			(92)
Capital contribution from parent	—	3,900	—	—	3,900

Net cash used in financing activities	—	2,038	(2,007)	—	31

Net increase (decrease) in cash and cash cash equivalents	—	(1,313)	6	—	(1,307)
CASH AND CASH EQUIVALENTS:
Balance, beginning of year	—	3,403	(297)	—	3,106

Balance, end of year	$—	$2,090	$(291)	$—	$1,799

(19) SUBSEQUENT EVENTS:
On June 1, 2007, the Company entered into Employment Agreements with each of Joseph Trungale (the “Trungale Employment Agreement”), James Stryker (the “Stryker Employment Agreement”), James Barrasso (the “Barrasso Employment Agreement”) and Charles Conine (the “Conine Employment Agreement”) and together with the Trungale Employment Agreement, the Stryker Employment Agreement and the Barrasso Employment Agreement, the “Employment Agreements”.
Under their respective agreements, Mr. Trungale will continue to serve as the Chief Executive Officer and President, Mr. Stryker will continue to serve as the Executive Vice President, Chief Financial Officer, Mr. Barrasso will continue to serve as the Executive Vice President, Foodservice and Mr. Conine will continue to serve as the Executive Vice President, Human Resources & Administration.
Subsequent to year end, and effective June 1, 2007, PMCH established a management equity incentive plan (the “Equity Plan”) for the benefit of executive officers and other key employees. The Equity Plan provides the following two types of equity ownership in PMCH: (i) Incentive Units, which vest in equal increments, beginning on the one year anniversary of the date of grant, and (ii) Subscription Units, ownership of which is effective June 1, 2007. The Equity Plan provides for accelerated vesting of Incentive Units in the event of a change in control. The executive officers and certain other officers of the Company purchased Subscription Units through direct investment in PMCH.
(20) UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA:
The unaudited quarterly consolidated financial information includes the financial results of WRG for fiscal years 2006 and 2005 combined with the financial results of Perkins for the period September 21, 2005 through December 25, 2005 in fiscal year 2005 and the financial results of Perkins for all of fiscal year 2006. All material intercompany transactions have been eliminated in consolidation.

		(a)	Net
2006(b)	Revenues	Gross Profit	Income(Loss)
1st Quarter	$169,646	$27,078	$(5,224)
2nd Quarter	136,910	23,360	3,796
3rd Quarter	134,237	19,586	(7,854)
4th Quarter	153,397	28,908	(90)

	$594,190	$98,932	$(9,372)

		(a)
2005(b)	Revenues	Gross Profit	Net Loss
1st Quarter	$57,105	$7,300	$(2,207)
2nd Quarter	53,749	5,737	(5,899)
3rd Quarter	66,425	8,379	(5,651)
4th Quarter	144,194	24,636	(1,474)

	$321,473	$46,052	$(15,231)

(a) Represents total revenues less food costs, labor and benefits and operating expenses.
(b) Our financial reporting is based on thirteen four-week periods ending on the last Sunday in December. The first quarter each year includes four four-week periods and, typically, the second, third and fourth quarters include three four-week periods. In 2006, as is the case every six years, the fourth quarter included two four-week periods and one five-week period. The first, second, third and fourth quarters of 2006 ended April 16, July 9, October 1, and December 31, respectively. For fiscal 2005 the financial reporting period includes the fifty-two weeks ended December 29, 2005. In connection with the Combination, which was effective September 21, 2005 for reporting purposes, the year end for fiscal 2005 was changed to December 25, 2005, the year end for the Company.
For fiscal 2005, for WRG the financial reporting period includes the fifty-two week period ended December 29, 2005, and for Perkins the period from September 21, 2005 through December 25, 2005.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Effective July 17, 2006, the Audit Committee of the Board of Directors of P&MC Holding LLC, the indirect parent of the Company, changed auditing firms as set forth on Form 8-K dated July 21, 2006.
On July 17, 2006, the Company appointed Deloitte & Touche LLP as its new independent registered public accounting firm to conduct the audit of the Company’s financial statements as of and for the year ending December 31, 2006, with quarterly reviews of the Company’s financial statements beginning as of and for the quarter ended July 9, 2006. The decision to engage Deloitte & Touche LLP was recommended by management and approved by the Audit Committee of the Board of Directors.
Prior to the Combination, Ernst & Young LLP was the independent registered public accounting firm for WRG. Subsequent to the July 17, 2006 appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm, Ernst & Young LLP was appointed to conduct the audit of the Company’s financial statements as of and for the year ending December 25, 2005.
Item 9A. Controls and Procedures.
As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined under the Securities and Exchange Commission rules) was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Based on the results of our review, the determination was made that there were no control deficiencies that represented material weaknesses in our disclosure controls and procedures. As a result of this determination, the Company’s management, including the Company’s CEO and the CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2006.
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
(a) Directors and Executive Officers of the Registrant
The following individuals are currently serving as directors and executive officers of the Company:

Name	Age	Position with PMCI
Joseph F. Trungale	65	Director, President and Chief Executive Officer

James W. Stryker	60	Executive Vice President and Chief Financial Officer

James F. Barrasso	54	Executive Vice President, Foodservice Development

Charles A. Conine	55	Executive Vice President of Human Resources

Pete M. Pascuzzi	56	Senior Vice President, Corporate Restaurant Operations
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
James W. Stryker
James W. Stryker became our Executive Vice President and Chief Financial Officer following the Combination on May 3, 2006. Mr. Stryker joined WRG as Executive Vice President and Chief Financial Officer in 2001. Previously, Mr. Stryker served as Senior Vice President and Chief Financial Officer at The Johnny Rockets Group from 1999 to 2001. Mr. Stryker was the Vice President / Chief Financial Officer at Rubio’s Restaurants, Inc. from 1996 to 1999. From 1994 to 1995, he was Vice President, Finance and Administration for American Restaurant Group, Inc. Prior to that, Mr. Stryker spent sixteen years with El Torito Restaurants, including eight years as Executive Vice President and Chief Financial Officer. He was awarded an M.B.A. degree from the University of California, Los Angeles and a B.A. degree from the University of California, Santa Barbara. He is also a certified public accountant.
James F. Barrasso
James F. Barrasso has been Executive Vice President, Foodservice Development of PMCI since February 1999. Mr. Barrasso has also been the President of Foxtail Foods since February 1999. For more than five years prior, he was our Vice President, Foodservice Development. Mr. Barrasso has served in various executive positions with PMCI since September 1983. He was awarded both M.B.A. and B.S. degrees from Memphis State University.

Charles A. Conine
Charles A. Conine became our Executive Vice President of Human Resources following the Combination on May 3, 2006. Mr. Conine joined WRG in 1989 as Vice President, Human Resources. He has served as Senior Vice President, Human Resources and Administration since 1994. Prior to coming to Marie Callender’s, Mr. Conine was employed by the Host division of Marriott Corporation from 1979 to 1984 and from 1986 to 1989, serving as Vice President, Industrial Relations; Director of Industrial Relations; and Industrial Relations / Affirmation Action Manager. Mr. Conine also spent five years as a human resources director for Westin Hotels Company. He received a B.S. degree from Cornell University.
Pete M. Pascuzzi
Pete M. Pascuzzi joined PMCI as Vice President, Operations in January 2006. He was elected Senior Vice President, Corporate Restaurant Operations in May 2007. Previously Mr. Pascuzzi served as Regional Vice President-South Region for Sonic Restaurants, Inc. from 2005 to 2006. Mr. Pascuzzi was Managing Director-Operating Partner of Fast & Huge American Restaurants, Inc. from 2004 to 2005. From 1998 to 2004 Mr. Pascuzzi was employed by Vicorp, Inc./Bakers Square Restaurants as Regional Vice President. From 1987 to 1998 Mr. Pascuzzi was employed by Whataburger, Inc. as Director of Operations. From 1977 to 1987 he was employed by Long John Silvers, Inc. as District Manager. He was awarded a B.B.A. degree from University of Missouri.
(b) Code of Ethics
We have adopted the Perkins & Marie Callender’s Inc. Code of Business Conduct (the “Code”) that provides written standards that are reasonably designed to deter wrongdoing and to promote honest and ethical conduct; full, fair, accurate, timely and understandable public communications or filings; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code to an appropriate person identified within the Code; and accountability for adherence to the Code. All manager level employees and above are required annually to sign an acknowledgement that they are in compliance with the standards outlined in the Code. A copy of the Code is available on our website, www.perkinsrestaurants.com. We intend to disclose any amendments to or waivers of our Code by posting the required information on our website or filing a Form 8-K within the required time periods.
(c) Audit Committee
We have a standing audit committee which is comprised of the following members of the Board of Directors: William Pruellage, Chairman; Lee Cohn, and Zane Tankel. Mr. Pruellage is the non-independent financial expert of the audit committee.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and places in perspective the data presented in the tables and narrative that follow.
Our compensation program for executive officers is designed to attract, as needed, individuals with the skills necessary for us to achieve our business plan, to motivate those individuals, to reward those individuals fairly over time and to retain those individuals who continue to perform at or above the levels we expect. It is also designed to reinforce a sense of ownership, urgency and overall entrepreneurial spirit and to link rewards to measurable corporate and individual performance.
Our executive officers’ compensation currently has two primary components — base compensation or salary and annual cash bonuses under a performance-based, non-equity incentive plan. In addition, we provide our executive officers a variety of benefits commensurate with their level of responsibility. We fix executive officer base compensation at a level we believe enables us to hire and retain individuals in a competitive environment and to reward individual performance and contribution to our overall business goals. We also take into account the base compensation that is payable by companies we believe to be our competitors and by other private and public companies with which we believe we generally compete for executives. To this end, we access applicable executive compensation surveys and other databases and review them when making executive officer hiring decisions, as well as annually when reviewing executive compensation. We designed our executive bonus plan to focus our management on achieving key corporate financial objectives, to motivate certain desired individual behaviors and to reward substantial achievement of these company financial objectives and individual goals. We utilize cash bonuses to reward performance achievements with a time horizon of one year or less, and we utilize salary as the base amount necessary to match our competitors for executive talent.
We view these components of compensation as related but distinct. Each is determined separately. Our compensation committee annually reviews each component of each executive officer’s compensation. We determine the appropriate level for each compensation component based in part, but not exclusively, on competitive benchmarking consistent with our recruiting and retention goals, our view of internal equity and consistency, and other considerations we deem relevant, such as rewarding extraordinary performance or changes in the executive’s area of responsibility. Except as described below, our compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation. However, our compensation committee’s philosophy is to make a greater percentage of an employee’s compensation performance-based as he or she moves to a more senior role. This philosophy also involves maintaining the salary component at the minimum competitive level while providing the opportunity to be well-rewarded through the cash bonus component if the company performs well over time.
Our compensation committee’s current intent is to perform an annual strategic review of our executive officers’ compensation to determine whether they provide adequate incentives and motivation and whether they adequately compensate our executive officers relative to comparable officers in other companies with which we compete for executives. These companies may consist of public and private sector companies and may not all be restaurant companies. During 2006, our compensation committee met in May. Compensation committee meetings typically have included, for all or a portion of each meeting, not only the committee members, but also our chief executive officer. For compensation decisions relating to executive officers other than our chief executive officer, our compensation committee typically considers recommendations from the chief executive officer.
Accounting rules require us to record cash compensation as an expense at the time the obligation is accrued. Unless and until we achieve sustained profitability, the availability to us of a tax deduction for compensation expense will not be material to our financial position. We structure cash bonus compensation so that it is taxable to our executives at the time it becomes available to them. We currently intend that all cash compensation paid will be tax deductible for us.
Benchmarking of Base Compensation
In order to attract and retain seasoned executive officers, our compensation committee sets their base compensation after considering a variety of factors, including benchmarking. Our compensation committee realizes that using a benchmark may not always be appropriate but believes that it is an important element in determining base compensation. In instances where an executive officer is uniquely key to our success, our compensation committee may provide compensation in excess of benchmarked percentiles. Our compensation committee’s judgments with regard to market levels of base compensation are based on readily available market data, restaurant compensation surveys and general compensation surveys. The compensation committee’s use of benchmarking, along with other means of determining base pay, reflects consideration of our owners’ interests in paying what is necessary, but not significantly more than necessary, to achieve our corporate goals, while conserving cash as much as practicable. We believe that, given the industry in which we operate and the corporate culture we have created, our base compensation is generally sufficient to retain our existing executive officers and to hire new executive officers when and as required. The annual salary levels as of December 31, 2006 for each of our executive officers are reflected in the footnotes to the “Summary Compensation Table — 2006” below.
Cash Bonuses under Our Non-Equity Incentive Plan
The 2006 executive bonus plan in effect for our executive officers as of December 31, 2006 provides cash bonus awards to reward members of our management team, including vice presidents and more senior executive officers. It contemplates the payment of a target bonus equal to a percentage of the executive officer’s current annual salary. Awards to executive officers are approved by our compensation committee. The current annual target bonus percentages are 70% for Mr. Trungale, 45% for Mr. Stryker, 45% for Mr. Barrasso and 45% for Mr. Conine; the maximum bonus payable as a percentage of base salary is currently 100% for Mr. Trungale, and 67.5% for each of Mr. Stryker, Mr. Barrasso and Mr. Conine. We pay bonuses annually following the closing of our year-end accounting cycle.
As a result of the combination in May 2006 of WRG with Perkins, the compensation committee elected to calculate fiscal year 2006 executive bonus awards using the individual executive bonus plan structures in place at WRG and Perkins as of the effective date of the Combination. For fiscal year 2007, the compensation committee of PMCI adopted a single executive bonus plan.
The basis for the bonus calculation for our executive officers in fiscal year 2006 was our consolidated EBITDA budget (earnings before interest, taxes, depreciation and amortization) and bonuses were paid based on the actual financial results of the Company relative to that basis.
Further details about our executive bonus plan are provided below in the footnotes to the “Summary Compensation Table — 2006”. Under the current guidelines established by our compensation committee, the Company would not attempt to recover previous bonuses paid based on our financial performance as a result of our revenues or operational EBITDA being later restated in a downward direction sufficient to reduce the amount of bonus that should have been paid under our plan formulas.
Severance and Change in Control Payments
The Company provides change of control arrangements for key executives in order to mitigate some of the risk that exists working in an environment where there is a meaningful likelihood that a change of control event may occur. These arrangements are intended to attract and retain qualified executives whose alternative job opportunities may appear more attractive absent these arrangements; change of control arrangements also serve to mitigate a potential disincentive to consideration and execution of a change of control, particularly where the services of executive officers may not be required at some point following the change in control.
Following the Combination, the employment of WRG’s chief executive officer Phillip Ratner was terminated in September 2006. In accordance with the terms of his written employment agreement, Mr. Ratner was entitled to receive the following: continued payment of his base salary in effect as of the date of his termination of employment ($1,000,000 for the two year period following the termination of his employment); a prorated portion of the executive bonus award he would have received had he remained employed with WRG for all of fiscal year 2006, determined based on WRG’s performance through the termination date; continuation of his health and life insurance and related coverages while he is receiving severance compensation; continuation of a monthly mortgage supplement based on the after-tax difference in housing cost between Heath, TX, (Mr. Ratner’s former residence), and the cost of his housing in the area near WRG’s office in Aliso Viejo, CA. Mr. Ratner’s severance compensation is payable in bi-weekly installments and shall be reduced by the amount of any employment income he receives during the period he is receiving severance compensation.
For quantification of these severance and change of control benefits, please see the discussion under “— Executive Compensation — Severance and Change of Control Agreements” below.
Other Benefits
Executive officers are eligible to participate in our employee benefit plans such as medical, dental, vision, group life, disability, accidental death and dismemberment insurance, and our 401(k) plan. For executive officers and certain other key employees we provide supplemental life insurance, disability and long-term care coverage.
Compensation Committee Report
The compensation committee of the Board of Directors of Perkins & Marie Callender’s Inc. has reviewed and discussed with management the information contained in the Compensation Discussion and Analysis section of this filing and recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.
Compensation Committee:
John K. Castle, Chairman
David B. Pittaway
Dr. John J. Connolly
Executive Compensation Tables
The following table provides information regarding all plan and non-plan compensation awarded to or earned by each of our executive officers serving as such at the end of 2006 for all services rendered in all capacities to us during 2006, based on the information available to us as of December 31, 2006. We refer to these five executive officers as our named executive officers.
Summary Compensation Table — 2006

				Change in
				Pension Value
				and
				Nonqualified
			Non-Equity	Deferred
			Incentive Plan	Compensation	All Other
		Salary	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	(1)	(2)	(3)	(4)	(5)
Joseph F. Trungale	2006	$566,539	$446,250	—	$51,536	$1,064,325
President and Chief Executive Officer

Phillip Ratner	2006	$357,156	$123,234	$2,987	$193,786	$677,163
Former President and Chief Executive Officer, WRG

				Change in
				Pension Value
				and
				Nonqualified
			Non-Equity	Deferred
			Incentive Plan	Compensation	All Other
		Salary	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	(1)	(2)	(3)	(4)	(5)
James W. Stryker	2006	$304,111	$144,585	$14,364	$36,959	$500,019
Executive Vice President, Chief Financial Officer

James F. Barrasso	2006	$277,276	$119,340	—	$35,961	$432,577
Executive Vice President, Food Service Development

Charles A. Conine	2006	$224,722	$107,865	$2,305	$237,520	$572,412
Executive Vice President, Human Resources and Administration

(1)	The amounts in this column include any salary contributed by the named executive officer to our nonqualified deferred compensation and 401(k) plans. In May 2007, our compensation committee approved annual base compensation for these executive officers as follows: Mr. Trungale — $625,000; Mr. Stryker — $328,000; Mr. Barrasso — $260,000; Mr. Conine— $244,000.

(2)	The amounts in this column represent total performance-based bonuses earned for services rendered during 2006. These bonuses were earned during 2006 and were based entirely on our financial performance and the executive officer’s performance against his or her specified individual objectives; these bonus amounts were paid in 2007. For Mr. Ratner the bonus shown was prorated in accordance with the terms of his employment agreement.

(3)	Amounts represent Non-Qualified Deferred Compensation Plan earnings.

(4)	See table below for detail of amounts in this column.

(5)	The dollar value in this column for each named executive officer represents the sum of all compensation reflected in the preceding columns.

All Other Compensation—2006

								NQDC
				Loan		Medical	401(k)	Matching
	Vehicle		Relocation	Forgiveness	Life Insurance	Insurance	Matching	Contributions	Legal Fees	Severance
	Allowance	Club Dues	(1) (2)	(3)	Premiums	Premiums	Contributions	(4)	(5)	Payments	Total

Joseph F. Trungale	$9,600	$6,336	$—	$—	$8,625	$26,420	$—	$—	$555	$—	$51,536

Phillip Ratner	$13,000	$—	$23,160	$—	$3,780	$—	$—	$—	$—	$153,846	$193,786

James W. Stryker	$11,104	$696	$—	$—	$7,826	$7,185	$1,234	$8,359	$555	$—	$36,959

James F. Barrasso	$9,600	$6,074	$—	$—	$5,468	$14,164	$100	$—	$555	$—	$35,961

Charles A. Conine	$11,104	$618	$109,953	$90,455	$5,423	$2,522	$554	$16,336	$555	$—	$237,520

(1)	In connection with his relocation to Memphis, TN, the Company incurred various relocation payments on behalf of Mr. Conine, including non-recurring closing costs on the sale of his primary residence, temporary housing in Memphis, and the cost of transferring his household goods and vehicle. We expect to pay additional, related expenses in 2007. Amounts paid in 2006 totaled $109,953.

(2)	The relocation payment to Mr. Ratner equals the total of his mortgage differential reimbursement received during his 2006 employment with the Company prior to the Combination as discussed in the section entitled Severance and Change in Control Payments.

(3)	In connection with the Combination, a loan outstanding to Mr. Conine was forgiven in exchange for the surrender of WRG securities pledged as security for the loan.

(4)	Amounts represent contributions made by the Company and are discussed in the Nonqualified Deferred Compensation section. Amounts include a discretionary contribution equal to $6,542 for Mr. Stryker and $14,438 for Mr. Conine. These amounts were awarded in early 2007 based on account balances as of December 31, 2006.

(5)	Legal fees totaling $2,220 in the aggregate were paid on behalf of our executive officers for advice rendered in connection with their employment agreements.

Pension Benefits
The PMCI Supplemental Executive Retirement Plan I (“SERP I”) was established by the Company in 2006. Mr. Trungale and Mr. Barrasso participated in SERP I in 2006. Contributions vest at a rate of 25% for one to three years of service, 50% for four to five years of service and 100% for five or more years of service.
The following table provides information regarding all plans providing for payments or other benefits at, following, or in connection with retirement for each of our executive officers serving as such at the end of 2006, based on the information available to us as of December 31, 2006.
Pension Benefits—2006

		Number of Years	Present Value of	Payments During
Name	Plan Name	Credited Service	Accumulated Benefit	Last Fiscal Year

Joseph F. Trungale	SERP I	1	$15,000	$0

Phillip Ratner	—	—	—	—

James W. Stryker	—	—	—	—

James F. Barrasso	SERP I	1	$10,000	$0

Charles A. Conine	—	—	—	—

Nonqualified Deferred Compensation
The following table provides information regarding all plans providing for the deferral of compensation on a basis that is not tax-qualified for each of our executive officers, based on the information available to us as of December 31, 2006.
Nonqualified Deferred Compensation—2006

	Executive	Registrant	Aggregate
	Contributions in	Contributions in	Earnings in Last	Aggregate	Aggregate Balance
	Last Fiscal Year	Last Fiscal Year	Fiscal Year	Withdrawals/Distributions	at Last Fiscal Year
Name	(1)	(2)	(3)		End

Joseph F. Trungale	—	—	—	—	—
Phillip Ratner	$11,002	—	$2,987	—	$36,970
James W. Stryker	$3,504	$8,359	$14,364	—	$82,205
James F. Barrasso	—	—	—	—	—
Charles A. Conine	$7,110	$16,336	$2,305	—	$179,773

(1)	Amounts represent deferred salary and are reflected as such in the Salary column of the Summary Compensation Table.

(2)	Amounts represent contributions made by the Company and are reflected as such in the All Other Compensation column of the Summary Compensation Table, as well as in the NQDC Matching Contributions column of the All Other Compensation Table. Amounts include a discretionary contribution equal to $6,542 for Mr. Stryker and $14,438 for Mr. Conine; these amounts were awarded in early 2007 based on account balances as of December 31, 2006.

(3)	Amounts are also reflected in the Change in Pension Value and Nonqualified Deferred Compensation Earnings column of the Summary Compensation Table.
In connection with the Combination, the Company terminated its nonqualified deferred compensation plan, in which Mr. Barrasso was a participant. In October 2006 a new plan (the “Successor Plan”), was adopted. The terms of the new plan are similar to the terminated plan and provide enrollment for eligible employees of both Perkins and Marie Callender’s. The Successor Plan is available for enrollment on a voluntary, non-discriminatory basis to executive officers and other key employees.
The Successor Plan is a nonqualified defined contribution plan; the first 3% of eligible pay contributed to the plan by the executive is eligible for a company matching contribution of 3%, which vests over a three year period. The Company may elect to make additional contributions to an employee’s account. For purposes of the Successor Plan, eligible pay is defined as base pay and the eligible portion of any incentive award.
Deferrals are made at the direction of the executive and are for a specific term and on a pre-tax basis. No distributions will occur until the executive’s retirement, disability, death, separation from employment or financial hardship. Upon the occurrence of one of these events, periodic payments are distributed as elected by the executive in accordance with the Successor Plan’s waiting period for such payments or upon a change in control event or other action by the Board of Directors which results in termination of the Successor Plan. Participating employees choose from a variety of investment units selected by the Company, none of which contain any securities of the Company. The fund(s) chosen, dividend calculations and market fluctuations will determine any gain or loss to the employee balances; employee fund elections, including allocations of investments among the various investment units offered, may be changed by the employee as frequently as desired.
Messrs. Ratner, Stryker and Conine participated in a predecessor plan at WRG, the terms of which provided no company matching contributions; participant changes to fund selection or percentage allocations were limited to once monthly. Subsequent to the Combination the WRG predecessor plan was terminated and employee balances were transferred to the Successor Plan. Mr. Stryker and Mr. Conine participated in the Successor Plan in 2006.

Severance and Change of Control Agreements
As of December 31, 2006 PMCI maintained formal severance arrangements for each of Mr. Trungale, Mr. Stryker and Mr. Conine. These arrangements provide severance benefits of twelve months for Mr. Trungale and Mr. Stryker, and up to twelve months for Mr.Conine. The foregoing would be payable should the executive’s employment be terminated involuntarily for reasons other than cause.
As a result of the Combination, the compensation committee reviewed the existing severance arrangements. As a result, new employment agreements for each of Messrs. Trungale, Stryker, Conine and Barrasso were placed into effect effective June 1, 2007. The full terms of these arrangements are discussed in the “Employment Agreements and Offer Letters” section herein. The employment agreements include a provision for severance compensation which would be payable to each executive officer in the event his employment is terminated for “Good Reason” or “Without Cause”. The following definitions apply to such arrangements:
The term “Cause” shall mean: as determined by the Board of Directors (or its designee), (i) the Executive’s material breach of any of the Executive’s obligations under his Employment Agreement; (ii) the Executive’s continued and deliberate neglect of, willful misconduct in connection with the performance of, or refusal to perform the Executive’s duties, which, in the case of neglect or failure to perform, has not been cured within thirty days after the Executive has been provided notice of the same; (iii) the Executive’s engagement in any conduct which injures the integrity, character, business or reputation of the Company or any of its subsidiaries or affiliates or which impugns the Executive’s own integrity, character or reputation so as to cause the Executive to be unfit to act on behalf of the Company; or (iv) the Board of Director’s good faith determination that the Executive has committed an act or acts constituting a felony, or other act involving dishonesty, disloyalty or fraud against the Company or any of its subsidiaries or affiliates.
The term “Good Reason” shall mean: (i) the assignment to the Executive of duties and responsibilities not commensurate with his current job title; (ii) the failure of the Company to provide Base Salary, bonus opportunity and benefits to the Executive as required herein; or (iii) the failure of the Company to adhere in any substantial manner to any of its other covenants herein, provided that any of the foregoing continues for a period of twenty days after written notice specifying the nature thereof and requesting that it be cured, is given to the Company by the Executive. If a Change in Control has occurred, the term “Good Reason” shall also mean (iv) any other action by the Company which results in a diminishment in the Executive’s position, authority, duties or responsibilities to any substantial degree; (v) any material adverse change in the Executive’s benefits or perquisites; or (vi) the Company’s requiring the Executive to be based at any office or location more than fifty miles from that which the Executive is based immediately prior to the Change in Control. The Executive’s election to terminate his employment for Good Reason shall in no way limit or restrict his remedies at law or equity for a breach of his Employment Agreement.
The term “Change in Control” shall mean: (i) the sale of all or substantially all of the business and/or assets of the Company to a person or entity that is not a subsidiary or other affiliate of the Company or Castle Harlan Partners IV, L.P. (“CHP”); (ii) the merger or consolidation or other reorganization of the Company with or into one or more entities that are not subsidiaries or other affiliates of the Company or CHP, which results in less than 50% of the outstanding equity interests of the surviving or resulting entity immediately after the reorganization being owned, directly or indirectly, by the holders (or affiliates of the holders) of equity interests of the Company, immediately before such reorganization; and (iii) approval by the stockholders of the Company of the dissolution or liquidation of the Company.

The following table provides the current potential payments for each named executive officer upon termination for Good Reason or Without Cause:

	Salary	Benefits
Name	(1)	(2)
Individuals with 24 months continuation:
Joseph F. Trungale	$1,250,000	$47,356
Phillip Ratner	1,000,000	8,218

Individuals with 12 months continuation:
James W. Stryker	328,000	15,410
James F. Barrasso	260,000	12,624
Charles A. Conine	244,000	8,550

(1)	Reflects 24 months of continued salary in the cases of Mr. Trungale and Mr. Ratner and 12 months of continued salary in the cases of Mr. Stryker, Mr. Barrasso and Mr. Conine. As of December 31, 2006, Mr. Ratner, whose employment with WRG was terminated in September 2006, had received $153,846 of the total potential salary payment shown.

(2)	Reflects 24 months of continued health (medical, dental and vision) and life insurance in the cases of Mr. Trungale and Mr. Ratner; and 12 months of continued health (medical, dental and vision) and life insurance in the cases of Mr. Stryker, Mr. Conine and Mr. Barrasso.
Employment Agreements and Offer Letters
We were party to agreements with the following executive officers, contained in written employment offers or employment agreements which were effective prior to the Combination. Effective June 1, 2007 new written employment agreements were established for each of the executive officers; these agreements supersede all prior written arrangements. The explanation of these agreements and any arrangements they supersede is as follows:
Joseph F. Trungale
On February 4, 2004, Mr. Trungale executed a written offer of employment and was employed as our Chief Operating Officer and President. Upon the retirement of our former Chief Executive Officer in 2005, Mr. Trungale was elected to this position. Effective June 1, 2007 the Company and Mr. Trungale executed a new employment agreement which provides employment arrangements as follows: the initial term is three years and the agreement renews automatically for successive one-year terms unless either party provides notice of termination; annual base compensation is $625,000, and a minimum of twenty-four months of base salary and benefits are provided in the event employment is terminated Without Cause or for Good Reason; a prorated incentive bonus in the fiscal year in which employment terminates, to be awarded if Mr. Trungale’s termination occurs for reasons other than Cause; an annual incentive bonus target award of 70% of base compensation, with a maximum award of 100% of base compensation.
James W. Stryker
On September 28, 2001, Mr. Stryker executed a written employment agreement with WRG and was employed as WRG’s Executive Vice President and Chief Financial Officer. Following the Combination in May 2006, Mr. Stryker was elected Executive Vice President and Chief Financial Officer of PMCI. Effective June 1, 2007 the Company and Mr. Stryker executed a new employment agreement which provides employment arrangements as follows: the initial term is eighteen months and the agreement renews automatically for successive one-year terms unless either party provides notice of termination; annual base compensation is $328,000, and a minimum of twelve months of base salary and benefits are provided in the event employment is terminated Without Cause or for Good Reason; a prorated incentive bonus in the fiscal year in which employment terminates, to be awarded if Mr. Stryker’s termination occurs for reasons other than Cause; an annual incentive bonus target award of 45% of base compensation, with a maximum award of 67.5% of base compensation.
James F. Barrasso
Effective June 1, 2007 the Company and Mr. Barrasso executed a new employment agreement which provides employment arrangements as follows: the initial term is eighteen months and the agreement renews automatically for successive one-year terms unless either party provides notice of termination; annual base compensation is $260,000, and a minimum of twelve months of base salary and benefits are provided in the event employment is terminated Without Cause or for Good Reason; a prorated incentive bonus in the fiscal year in which employment terminates, to be awarded if Mr. Barrasso’s termination occurs for reasons other than Cause; an annual incentive bonus target award of 45% of base compensation, with a maximum award of 67.5% of base compensation.
Charles A. Conine
On November 12, 1999 Mr. Conine, WRG’s Senior Vice President of Human Resources and Administration, executed a written employment agreement with WRG. Following the Combination, Mr. Conine was elected Executive Vice President of Human Resources & Administration of PMCI. Effective June 1, 2007 the Company and Mr. Conine executed a new employment agreement which provides employment arrangements as follows: the initial term is eighteen months and the agreement renews automatically for successive one-year terms unless either party provides notice of termination; annual base compensation is $244,000, and a minimum of twelve months of base salary and benefits in the event employment is terminated Without Cause or for Good Reason; a prorated incentive bonus in the fiscal year in which employment terminates, to be awarded if Mr. Conine’s termination occurs for reasons other than Cause; annual incentive bonus target award of 45% of base compensation, with a maximum award of 67.5% of base compensation.
Employee Benefit Plans
401(k) Plan
We sponsor a retirement plan intended to qualify for favorable tax treatment under Section 401(k) of the Code. Employees who have attained at least 18 years of age are generally eligible to participate in the plan on their first pay period following one year of employment, provided they complete 1,000 hours of service within the preceding year. Participants may make pre-tax contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit on pre-tax contributions under the Code. Executive officers and other employees who are defined in the Code as highly compensated are limited to a maximum of three percent of earnings in pre-tax contributions. Participants, including executive officers, who are 50 years of age or older may contribute additional amounts based on the statutory limits for catch-up contributions. Pre-tax contributions by participants to the plan and the income earned on those contributions are generally not taxable to participants until withdrawn. Participant contributions are held in trust as required by law. No minimum benefit is provided under the plan. The Company currently provides a matching contribution of 25 cents on each dollar of eligible pay the employee contributes to the plan, up to the first six percent of base pay. An employee’s vested ownership in his or her contributions is always 100%. Any employer match amounts vest fully upon the completion of three years of service. The investment options available to participants do not include any Company securities.
Director Compensation
The Company has four non-employee directors who receive remuneration for their services as members of the board of directors. Allen J. Bernstein provides consulting services to PMCI and also serves as non-executive chairman of the board of directors; the annual fee payable for his combined services is $200,000. Our remaining non-employee directors are compensated as follows: $8,750 per meeting attended for Dr. Connolly, and $5,000 per meeting for Mr. Tankel and Mr. Cohn. Our employed director, Mr. Trungale, receives no additional compensation for his service on the Board.
The following table sets forth a summary of the compensation earned by our non-employee directors in 2006:
2006 Non-Employee Director Compensation

		Fees
		Earned
Name	Year	($)
Allen J. Bernstein, Non-Executive Chairman	2006	$300,000	(1)

Zane Tankel, Director	2006	$20,000

Lee Cohn, Director	2006	$20,000

Dr. John J. Connolly, Director	2006	$26,250

(1)	Mr. Bernstein is compensated at the rate of $200,000 per year for consulting services to PMCI as well as his service as non-executive chairman of our board of directors. Mr. Bernstein was also awarded a special bonus of $100,000 for his service to PMCI in 2006, payable in 2007 .
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(a) Security ownership of certain beneficial owners.
PMCH, our parent, holds all of our issued and outstanding capital stock. PMCH is a direct wholly owned subsidiary of PMC Holding, who is a direct wholly owned subsidiary of P&MC Holding LLC. The following table sets forth information with respect to the beneficial ownership of buyer parent’s equity interests by:
•	Each person who is known by us to beneficially own 5% or more of P&MC Holding LLC’s outstanding equity;

•	Each member of P&MC Holding LLC’s board of directors;

•	Each of our executive officers named in the executive compensation table; and

•	All members of P&MC Holding LLC’s board of directors and our executive officers as a group.
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

		Percentage		Percentage
	Number	of Total	Number	of Total
	of Class A	Class A	of Class B	Class B
Name and Address of Beneficial Owner	Units	Units	Units	Units
Castle Harlan Partners IV, L.P. (1)(2)	592,237.23627	53.62%	592,237.23627	53.62%
Castle Harlan Partners III, L.P. (1)(2)	418,387.31260	37.88%	418,387.31260	37.88%
John K. Castle (1)(3)	1,010,624.54887	91.49%	1,010,624.54887	91.49%
Donald N. Smith (1)	64,993.50065	5.88%	64,993.50065	5.88%
James W. Stryker (1)	141.83407	0.01%	141.83407	0.01%
Charles A. Conine (1)	787.96703	0.07%	787.96703	0.07%
Allan C. Bernstein (1)	658.45598	0.06%	658.45598	0.06%
David B. Pittaway (1)	224.19238	0.02%	224.19238	0.02%
William M. Pruellage (1)	22.41924	0.00%	22.41924	0.00%

Total Units (including those listed above)	1,104,589.47116	100.00%	1,104,589.47116	100.00%

(1)	The address for CHP IV, CHP III and Messrs. Castle, Pittaway and Pruellage is c/o Castle Harlan, Inc., 150 East 58th Street, New York, New York 10155. The address for Messrs. Bernstein and Connolly is Morton’s Restaurant Group, Inc., 325 North LaSalle Street, Suite 500, Chicago, Illinios 60610. The address for Mr. Smith is 90 Hawthorne Lane, Barrington, Illinois 60010 and the executive officers named in the table is 6075 Poplar Avenue, Suite 800,Memphis, Tennessee 38119.

(2)	Includes units of ownership interests held by related entities and persons, all of which may be deemed to be beneficially owned by CHP IV and CHP III, respectively. Each of CHP III and CHP IV disclaim beneficial ownership of these units.

(3)	John K. Castle, a member of PMC Holding’s board of directors, is the controlling stockholder of Castle Harlan Partners IV, G.P., Inc., the general partner of the general partner of CHP IV, the direct parent of the buyer parent, and as such may be deemed a beneficial owner of the units of PMC Holding owned by CHP IV and its affiliates. Mr. Castle is also the controlling stockholder of Castle Harlan Partners III, G.P., Inc., which is the general partner of the general partner of Castle Harlan Partners III, L.P., and as such may be deemed a beneficial owner of the units of PMC Holding owned by CHP III and its affiliates. Mr. Castle disclaims beneficial ownership of all units in excess of both (i) his proportionate partnership share of CHP IV and (ii) his proportionate ownership interest in Castle Harlan Partners III, L.P. and its affiliates, respectively.
(b) Securities Authorized for Issuance Under Equity Compensation Plans.
At December 31, 2006, PMCI has no equity compensation plans.
Subsequent to year end, and effective June 1, 2007, PMCH established a management equity incentive plan (the “Equity Plan”) for the benefit of executive officers and other key employees. The Equity Plan provides the following two types of equity ownership in PMCH: (i) Incentive Units, which vest in equal increments, beginning on the one year anniversary of the date of grant, and (ii) Subscription Units, ownership of which is effective June 1,  2007. The Equity Plan provides for accelerated vesting of Incentive Units in the event of a change of control. The executive officers and certain other officers of the Company purchased Subscription Units through direct investment in PMCH.
(c) Arrangements Related to a Possible Change in Control of the Company.
None
Item 13. Certain Relationships and Related Transactions and Director Independence.
(a) Transactions with Management and Others.
Management Agreement:
We have entered into a management agreement with Castle Harlan, under which Castle Harlan provides business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to our parent and us. As compensation for those services, we pay to Castle Harlan (1) for services rendered during the first year of the term of the agreement, a management fee equal to 3% of the aggregate equity contributions made upon closing of the Acquisition by CHP IV and its affiliates (including their limited partners), paid at the closing of the Acquisition, and (2) for services rendered after the first full year of the agreement, an annual management fee equal to 3% of the aggregate equity contributions made by CHP IV and its affiliates (including their limited partners), payable quarterly in advance. Under the management agreement, we paid Castle Harlan, for services rendered in connection with the Transactions, a one-time transaction fee paid on the date of the closing of the Acquisition equal to 1% of the aggregate equity contributions made on the closing of the Acquisition by

CHP IV and its affiliates (including their limited partners). In addition, if at any time after the closing of the Acquisition, CHP IV or its affiliates (including their limited partners) make any additional equity contributions to any of our parent or us, we will pay Castle Harlan an annual management fee equal to 3 % of each such equity contribution. We will also pay or reimburse Castle Harlan for all out-of-pocket fees and expenses incurred by Castle Harlan and any advisors, consultants, legal counsel and other professionals engaged by Castle Harlan to assist in the provision of services under the management agreement.
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
We paid Castle Harlan $3,635,000 and $1,777,000 in annual management fees for the years ended December 31, 2006 and December 31, 2005, respectively, and we paid them $867,000 for management fees and expenses related to the closing of the Acquisition.
Other Board Affiliations:
Certain members of the Board of Directors of our parent have in the past served, currently serve and in the future may serve on the boards of directors of other restaurant companies. Among the boards of directors of Castle Harlan portfolio companies on which one or more of our parent’s directors serve are McCormick and Schmick Management Group, Morton’s Restaurant Group, Inc., Bravo Development Inc., and Caribbean Restaurants, LLC.
(b) Independent Directors.
In accordance with the definition of “independent directors” under Rule 4200 of the NASDAQ Exchange, the following directors have no direct or indirect material relationship with us: Dr. John J. Connolly, Lee Cohn, Zane Tankel.
Item 14. Principal Accounting Fees And Services.
The following table sets forth fees for services from PricewaterhouseCoopers LLP, Deloitte and Touche LLP and Ernst & Young LLP provided to the Company for fiscal 2006 and 2005:

	2006	2005
Deloitte & Touche LLP
Audit fees	$485,000	$—
Tax fees (1)	150,500	7,500

Total	$635,500	$7,500

PricewaterhouseCoopers LLP
Audit fees	$128,000	$762,000
Tax fees (2)	—	5,000

Total	$128,000	$767,000

Ernst & Young LLP
Audit fees	$—	$925,000
Tax fees	—	—

Total	$—	$925,000

(1)	Represents 2005 fees of $7,500 to review the Company’s September 21, 2005 federal income tax return and 2006 fees of $47,000 related to the review of deferred compensation plans and consultation regarding IRC Section 409A compliance, fees of $50,000 related to transfer pricing matters and fees of $53,500 regarding various federal and state income tax matters.

(2)	Represents fees primarily related to review of the Company’s federal income tax return.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a	)	1. Financial Statements filed as part of this report are listed below:
Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Operations for the years ended December 31, 2006, December 25, 2005 and December 30, 2004.

Consolidated Balance Sheets at December 31, 2006 and December 25, 2005.

Consolidated Statements of Stockholder’s Investment for the years ended December 31, 2006, December 25, 2005 and December 30, 2004.

Consolidated Statements of Cash Flows for the years ended December 31, 2006, December 25, 2005 and December 30, 2004.

Notes to Consolidated Financial Statements.

2. The following Financial Statement Schedule for the years ended December 31, 2006, December 25, 2005 and December 30, 2004 is included:

No.
II.	Valuation and Qualifying Accounts.
Schedules I, III, IV and V are not applicable and have therefore been omitted.
3. Exhibits:
Exhibit No.

1.1*	Stock Purchase Agreement, dated as of September 2, 2005, by and among The Restaurant Holding Corporation, The Individuals and Entities listed on Exhibit A attached thereto and TRC Holding Corp.

1.2*	First Amendment to Stock Purchase Agreement, dated as of September 21, 2005, by and among The Restaurant Corporation, TRC Holding Corp., BancBoston Ventures Inc. and Donald N. Smith

2.1*	Stock Purchase Agreement, dated as of May 3, 2006, by and among The Restaurant Company, TRC Holding LLC, Wilshire Restaurant Group, Inc. and the individuals and entities listed on Exhibit A attached thereto.

3.1*	Certificate of Amendment of Certificate of Incorporation of The Restaurant Company dated August 7, 2006.

3.2*	Certificate of Amendment of Certificate of Formation of TRC Realty LLC dated December 5, 2006.

4.1*	First Supplemental Indenture, dated as of April 28, 2006, by and among The Restaurant Company, the Guarantors and The Bank of New York, as trustee.

4.2*	Form of 10% Senior Notes due 2013 (included in Exhibit 4.1)

4.3*	Registration Rights Agreement, dated as of September 21, 2005, among TRC Finance, Inc., Perkins & Marie Callender’s Inc., the Guarantors and the Initial Purchasers

4.4*	Form of Guarantee (included in Exhibit 4.1)

10.1*	Purchase Agreement, dated as of September 16, 2005 among TRC Finance, Inc. and Wachovia Capital Markets, LLC, BNP Paribas Securities Corp., Jefferies & Company, Inc. and Piper Jaffray & Co. as Initial Purchasers

10.2*	Amended & Restated Credit Facility, dated as of September 21, 2005, amended and restated as of May 3, 2006, by and among The Restaurant Company, The Restaurant Holding Corporation, the lenders who are or may become a party to the Agreement, Wachovia Bank, National Association, as Administrative Agent for the Lenders, BNP Paribas, as Syndication Agent, and Wells Fargo Foothill, Inc., as Documentation Agent.

10.3*	Collateral Agreement, dated as of September 21, 2005, by and among The Restaurant Holding Corporation, Perkins & Marie Callender’s Inc., and certain of its Subsidiaries as Grantors, in favor of Wachovia Bank, National Association, as Administrative Agent

10.4*	Revolving Credit Note, dated as of September 21, 2005, by Perkins & Marie Callender’s Inc. in favor of BNP Paribas, in the original amount of $12,500,000

10.5*	Revolving Credit Note, dated as of September 21, 2005, by Perkins & Marie Callender’s Inc. in favor of Wachovia Bank, National Association, in the original amount of $12,500,000

10.6*	Joinder Agreement, dated as of September 21, 2005, by and among TRC Finance, Inc., Perkins & Marie Callender’s Inc., Perkins & Marie Callender’s Inc. of Minnesota, Perkins Finance Corporation and TRC Realty LLC

10.18	Employment Agreement between Perkins & Marie Callender’s Inc. and Joseph F. Trungale, President and Chief Executive Officer

10.19	Employment Agreement between Perkins & Marie Callender’s Inc. and James W. Stryker, Executive Vice President and Chief Financial Officer

10.20	Employment Agreement between Perkins & Marie Callender’s Inc. and James F. Barrasso, Executive Vice President, Foodservice

10.21	Employment Agreement between Perkins & Marie Callender’s Inc. and Charles A. Conine, Executive Vice President, Human Resources & Administration

21.1*	List of subsidiaries of Perkins & Marie Callender’s Inc.

31.1	Chief Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302

31.2	Chief Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Chief Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Chief Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

*	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-131004), originally filed on January 12, 2006.

Trademark Notice.
The following trademarks are used in this report to identify products and services of the Company: Marie Callender’s, Marie Callender’s Restaurant and Bakery, Marie Callender’s Grill, Perkins, Perkins Family Restaurant, Perkins Restaurant and Bakery, Perkins Family Restaurant and Bakery and Perkins Bakery.
[Intentionally Left Blank]

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized, on this the 25th day of June 2007.

PERKINS & MARIE CALLENDER’S INC.
By:	/s/ Joseph F. Trungale
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on this the 25th day of June 2007.

Signature	Title
/s/ Joseph F. Trungale	President and Chief Executive Officer
Joseph F. Trungale	(Principal Executive Officer)

/s/ James W. Stryker	Executive Vice President and Chief Financial Officer
James W. Stryker	(Principal Financial and Accounting Officer)
We have not sent, and do not intend to send, an annual report to security holders covering our last fiscal year, nor have we sent a proxy statement, form of proxy or other soliciting material to our security holders with respect to any annual meeting of security holders.

SCHEDULE II
PERKINS & MARIE CALLENDER’S INC.
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Column A	Column B		Column C		Column D		Column E
			Additions
	Balance at	(b)	Charged	Charged	Deductions		Balance
	Beginning of	Business	to Costs &	to Other	from		at Close
Description	Period	Combination	Expenses	Accounts	Reserves		of Period
FISCAL YEAR ENDED DECEMBER 31, 2006
Allowance for Doubtful Accounts	$1,683	$0	$433	$0	$(492	)(a)	$1,624

Reserve for Disposition of Assets	$156	$0	$0	$0	$(156)		$0

FISCAL YEAR ENDED DECEMBER 25, 2005
Allowance for Doubtful Accounts	$75	$1,819	$26	$0	$(237	)(a)	$1,683

Reserve for Disposition of Assets	$0	$156	$0	$0	$0		$156

FISCAL YEAR ENDED DECEMBER 30, 2004
Allowance for Doubtful Accounts	$347	$0	$(98)	$0	$(174)		$75

Reserve for Disposition of Assets	$0	$0	$0	$0	$0		$0

(a)	Represents uncollectible accounts written off, net of recoveries, and net costs associated with sublease receivables for which a reserve was established.

(b)	See Note 4, “Combination of Companies under Common Control.”

S-1