Form 10-Q
period 2007-04-22
PERKINS & MARIE CALLENDER'S INC
filed 2007-07-18
CIK 1047040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 22, 2007
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
Yes ☐ No ☑
Number of shares of common stock outstanding as of April 22, 2007: 10,820.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	First Quarter	First Quarter
	Ended	Ended
	April 22, 2007	April 16, 2006
REVENUES:
Food sales	$168,888	$160,613
Franchise and other revenue	9,398	9,033

Total Revenues	178,286	169,646

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	47,323	48,037
Labor and benefits	58,321	54,234
Operating expenses	44,094	40,295
General and administrative	14,224	13,570
Transaction costs	184	554
Depreciation and amortization	7,121	6,093
Interest, net	9,481	11,748
Asset impairments and closed store expenses	155	320
Other, net	(30)	(55)

Total Costs and Expenses	180,873	174,796

Loss before income taxes and minority interests	(2,587)	(5,150)
Provision for income taxes	—	—
Minority interests	(162)	(74)

NET LOSS	$(2,749)	$(5,224)

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	April 22, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,124	$9,069
Restricted cash	9,489	11,193
Receivables, less allowances for doubtful accounts of $1,476 and $1,624 in 2007 and 2006, respectively	16,915	18,316
Inventories	12,296	10,996
Prepaid expenses and other current assets	5,504	4,824

Total current assets	48,328	54,398

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $101,423 and $96,458 in 2007 and 2006, respectively	90,286	91,044
INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS	252	238
GOODWILL	30,038	30,038
INTANGIBLE ASSETS, net of accumulated amortization of $14,828 and $14,018 in 2007 and 2006, respectively	155,982	156,792
DEFERRED INCOME TAXES	708	708
OTHER ASSETS	13,194	13,627

	$338,788	$346,845

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par and share amounts)

	April 22, 2007	December 31, 2006
LIABILITIES AND STOCKHOLDER’S INVESTMENT

CURRENT LIABILITIES:
Accounts payable	$18,992	$22,799
Accrued expenses	48,967	58,288
Accrued income taxes	37	75
Franchise advertising contributions	5,438	5,392
Current maturities of long-term debt and capital lease obligations	1,657	1,706

Total current liabilities	75,091	88,260

CAPITAL LEASE OBLIGATIONS, less current maturities	6,515	6,249
LONG-TERM DEBT, less current maturities	295,822	286,379
DEFERRED RENT	10,259	9,768
OTHER LIABILITIES	9,239	11,785

MINORITY INTEREST IN CONSOLIDATED PARTNERSHIPS	85	75

STOCKHOLDER’S INVESTMENT:
Common stock, $.01 par value, 100,000 shares authorized, 10,820 issued and outstanding	1	1
Additional paid-in capital	136,131	136,131
Other comprehensive income	27	13
Accumulated deficit	(194,382)	(191,816)

Total stockholder’s investment	(58,223)	(55,671)

	$338,788	$346,845

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	First Quarter	First Quarter
	Ended	Ended
	April 22, 2007	April 16, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,749)	$(5,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,121	6,093
Amortization of debt discount	99	99
Other non-cash income and expense items	166	3,460
(Gain) loss on disposition of assets	9	(55)
Asset write-down	146	9
Minority interests	162	74
Equity in net (income) loss of unconsolidated partnerships	(14)	44
Net changes in operating assets and liabilities	(13,421)	(10,996)

Total adjustments	(5,732)	(1,272)

Net cash used in operating activities	(8,481)	(6,496)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(5,418)	(3,634)
Proceeds from sale of assets	3	1,114

Net cash used in investing activities	(5,415)	(2,520)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(241)	(236)
Payments on long-term debt	(256)	(600)
Payments on revolver	(21,400)	—
Proceeds from revolver	31,000	1,060
Distributions to minority partners	(152)	(74)
Capital contribution from parent	—	8,815

Net cash provided by financing activities	8,951	8,965

Net decrease in cash and cash equivalents	(4,945)	(51)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	9,069	3,988

Balance, end of period	$4,124	$3,937

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S INVESTMENT
(unaudited)
(in thousands)

				Accumulated
		Additional	Notes	Other	Retained
	Common	Paid-in	Secured	Comprehensive	Earnings
	Stock	Capital	By Stock	Income	(Deficit)	Total
Balance at December 25, 2005	$1	$123,907	$(1,308)	$14	$(182,444)	$(59,830)

Capital contribution	—	12,545	—	—	—	12,545

Net loss	—	—	—	—	(9,372)	(9,372)
Currency translation adjustment	—	—	—	(1)	—	(1)

Total comprehensive loss						(9,373)
Note forgiveness	—	(321)	1,308	—	—	987

Balance at December 31, 2006	1	136,131	—	13	(191,816)	(55,671)

Cumulative adjustment	—	—	—	—	183	183

Net loss	—	—	—	—	(2,749)	(2,749)
Currency translation adjustment	—	—	—	14	—	14

Total comprehensive loss						(2,735)

Balance at April 22, 2007	$1	$136,131	$—	$27	$(194,382)	$(58,223)

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Organization
Organization —
Perkins & Marie Callender’s Inc. (formerly known as The Restaurant Company (“TRC”, “Perkins”), together with its consolidated subsidiaries, the “Company,” or “PMCI”), is a wholly-owned subsidiary of Perkins & Marie Callender’s Holding Inc. (“PMCH”), formerly known as The Restaurant Holding Corporation. The Company is the sole stockholder of Perkins & Marie Callender’s Realty LLC, formerly known as TRC Realty LLC, (“PMCR”), Perkins & Marie Callender’s of Minnesota, Inc., formerly known as The Restaurant Company of Minnesota, (“PMCM”), Perkins Finance Corp. (“PFC”) and Wilshire Restaurant Group, LLC (“WRG”).
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
Through our bakery goods manufacturing segment (“Foxtail”), we also offer cookie doughs, muffin batters, pancake mixes, pies and other food products for sale to food service distributors and to our Perkins and Marie Callender’s Company-operated and franchised restaurants.
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
Perkins & Marie Callender’s Realty LLC —
PMCR is a 100% owned subsidiary of the Company. PMCR was originally formed for the sole purpose of operating an airplane that was used for business purposes of the Company. The airplane lease was terminated in 2006; thereafter, PMCR has no operations and does not have any revenues or assets.
Perkins Finance Corp. —
PFC is a wholly-owned subsidiary of the Company, and was created solely to act as the co-issuer of previously issued senior notes, which were redeemed in August, 2005. PFC has no operations and does not have any revenues or assets.
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
(2) Basis of Presentation
On May 3, 2006, WRG and Perkins, under the common control of Castle Harlan, Inc. (“Castle Harlan”), were combined (the “Combination”). Pursuant to a stock purchase agreement (the “Stock Purchase Agreement”), the Company purchased all of the outstanding stock of WRG, and the shareholders of WRG received equity interests in Perkins & Marie Callender’s Holding LLC (“P&MC Holding LLC”) in exchange for their WRG stock. From September 21, 2005 (date of common control) through May 3, 2006, both Perkins and WRG were portfolio companies under the common control of Castle Harlan; therefore, the financial statements of both entities have been presented retroactively on a consolidated basis, in a manner similar to a pooling of interest, from September 21, 2005. This transaction is described more fully in Note 5, “Combination of Companies Under Common Control.”
The consolidated interim financial statements included in this report are prepared by the Company without audit in accordance with U.S. generally accepted accounting principles. In the opinion of the Company’s management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve royalty revenue recognition and provisions for related uncollectible accounts, asset impairments and valuation allowances for income taxes.
The results of operations for the interim period ended April 22, 2007 are not necessarily indicative of operating results for the full year. The consolidated interim financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s 2006 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on June 27, 2007.
(3) Accounting Reporting Period
Our financial reporting is based on thirteen four-week periods ending on the last Sunday in December. The first quarter each year includes four four-week periods and, typically, the second, third and fourth quarters include three four-week periods. In 2006, as is the case every six years, the fourth quarter included two four-week periods and one five-week period. The first quarter of 2007 ended April 22. The second, third and fourth quarters of 2007 will end on July 15, October 7, and December 30, respectively.
In 2006, WRG’s quarterly results were based on thirteen-week quarters. Beginning in the first quarter of 2007, WRG adopted Perkins’ reporting calendar, which is based on thirteen four-week accounting periods. The accompanying consolidated financial statements include the financial results of WRG for the 91-day period from December 30, 2005 through March 30, 2006 in the operating statement and statement of cash flows for the quarter ended April 16, 2006. The first quarter ended April 22, 2007 includes the financial results of WRG for the entire four four-week periods, or 112 days. Intercompany transactions have been eliminated in consolidation.
(4) Comprehensive Loss
Comprehensive loss includes net loss and foreign currency translation adjustments. Comprehensive loss for the first quarter ended April 22, 2007 was $2,735,000 and included the effect of gains from translation adjustments of $14,000. Comprehensive loss for the first quarter ended April 16, 2006 was $5,218,000 and included the effect of gains from translation adjustments of $6,000.
(5) Combination of Companies Under Common Control
On May 3, 2006, the Combination was completed pursuant to the Stock Purchase Agreement and WRG became a direct wholly-owned subsidiary of the Company. The consideration under the Stock Purchase Agreement was paid to WRG stockholders in the form of equity interests in P&MC Holding LLC, the Company’s indirect parent.
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
(6) Commitments and Contingencies
We are a party to various legal proceedings in the ordinary course of business. We do not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial statements.
As of April 22, 2007, three Perkins franchisees otherwise unaffiliated with the Company owned 91 of the 323 franchised restaurants. These franchisees operated 43, 27 and 21 restaurants, respectively. During the first quarter of 2007, these three Perkins franchisees provided royalties and license fees of $669,000, $445,000 and $464,000, respectively.

As of April 22, 2007, three Marie Callender’s franchisees otherwise unaffiliated with the Company owned 14 of the 46 franchised restaurants. These franchisees operated six, four and four restaurants, respectively. During the first quarter of 2007, these three Marie Callender’s franchisees provided royalties and license fees of $215,000, $173,000 and $108,000, respectively.
The majority of our franchise revenues are generated from franchisees owning individually less than five percent of total franchised restaurants, and, therefore, the loss of any one of these franchisees would not have a material impact on our results of operations.
The Company has arrangements with several different parties to whom territorial rights were granted in exchange for specified payments. The Company makes specified payments to those parties based on a percentage of gross sales from certain Perkins restaurants and for new Perkins restaurants opened within those geographic regions. During the first quarter of 2007 and 2006, we paid an aggregate of $799,000 and $822,000, respectively, under such arrangements. Three such agreements are currently in effect. Of these, one expires in the year 2075, one expires upon the death of the beneficiary and the remaining agreement remains in effect as long as we operate Perkins restaurants in certain states.
(7) Supplemental Cash Flow Information
The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the first quarter ended April 22, 2007 and April 16, 2006 consists of the following (in thousands):

	First Quarter	First Quarter
	Ended	Ended
	April 22, 2007	April 16, 2006
(Increase) Decrease in:
Receivables	$1,432	$726
Inventories	(1,300)	(188)
Prepaid expenses and other current assets	(680)	(1,310)
Other assets	598	(970)

Increase (Decrease) in:
Accounts payable	(3,807)	(1,913)
Accrued expenses and other current liabilities	(6,942)	(7,815)
Other liabilities	(2,722)	474

	$(13,421)	$(10,996)

(8) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	April 22, 2007	December 31, 2006
Payroll and related benefits	$16,222	$18,209
Property, real estate and sales taxes	5,159	4,692
Insurance	4,826	5,086
Gift cards and gift certificates	5,725	8,233
Advertising	1,251	1,262
Interest	2,978	6,085
Management fees	2,196	2,210
Other	10,610	12,511

	$48,967	$58,288

(9) Segment Reporting
We have five primary operating segments: Perkins restaurants, Marie Callender’s restaurants, Perkins franchise, Marie Callender’s franchise and Foxtail. The revenues in the “Other” segment are primarily licensing revenues. The restaurant operating segments include the operations of Company-operated restaurants. The franchise operating segments include revenues and expenses directly attributable to franchised restaurants. Foxtail’s operations consist of manufacturing plants: one in Corona, California and three in Cincinnati, Ohio.
Revenues from the restaurant segments result from the sale of menu products at Perkins and Marie Callender’s restaurants. Revenues from the franchise segments consist primarily of royalty income earned on the revenues generated at franchisees’ restaurants and initial franchise fees. Revenues from Foxtail are generated by the sale of food products to both Company-operated and franchised Perkins and Marie Callender’s restaurants, as well as to customers outside the Perkins and Marie Callender’s system. Foxtail’s sales to Company-operated restaurants are eliminated for reporting purposes.

The following presents revenues and other financial information, attributable to continuing operations, by business segment (in thousands):

	First Quarter	First Quarter
	Ended	Ended
Revenue	April 22, 2007	April 16, 2006
Perkins Restaurants	$91,082	$90,726
Marie Callender’s Restaurants	65,270	52,277
Perkins Franchise	6,416	6,649
Marie Callender’s Franchise	1,613	1,277
Foxtail	18,583	19,857
Intersegment revenue	(6,047)	(2,247)
Other	1,369	1,107

Total	$178,286	$169,646

	First Quarter	First Quarter
	Ended	Ended
Segment net income (loss)	April 22, 2007	April 16, 2006
Perkins Restaurants	$7,737	$7,445
Marie Callender’s Restaurants	3,054	1,949
Perkins Franchise	5,610	6,032
Marie Callender’s Franchise	1,613	1,277
Foxtail	1,507	2,543
Other	(22,270)	(24,470)

Total	$(2,749)	$(5,224)

Segment Assets	April 22, 2007	December 31, 2006
Perkins Restaurants	$95,482	$94,146
Marie Callender’s Restaurants	35,437	36,393
Perkins Franchise	123,359	123,392
Marie Callender’s Franchise	375	386
Foxtail	41,531	41,715
Other	42,604	50,813

Total	$338,788	$346,845

The components of the other segment loss are as follows (in thousands):

	First Quarter	First Quarter
	Ended	Ended
	April 22, 2007	April 16, 2006
General and administrative expenses	$12,574	$12,150
Depreciation and amortization expenses	903	768
Interest expense, net	9,481	11,748
(Gain) loss on disposition of assets, net	9	(55)
Asset write-down	146	9
Lease termination	—	366
Transaction costs	184	554
Provision for (benefit from) income taxes	—	—
Minority interest	162	74
Licensing revenue	(1,229)	(945)
Other	40	(199)

	$22,270	$24,470

(10) Long-Term Debt
As of April 22, 2007, our credit facilities (the “Credit Agreement”) provide: (1) a five-year revolving credit facility of up to $40,000,000, including a sub-facility for letters of credit in an amount not to exceed $25,000,000 and a sub-facility for swingline loans in an amount not to exceed $5,000,000 (the “Revolver”); and (2) a seven-year term loan credit facility not to exceed $100,000,000 (the “Term Loan”). All amounts under the Credit Agreement bear interest at floating rates based on the agent’s base rate plus an applicable margin, or LIBOR rate plus an applicable margin as defined in the Credit Agreement. The interest rate on Credit Agreement borrowings at April 22, 2007 was 10.0%. As of April 22, 2007, there were borrowings of $9,600,000 outstanding (and approximately $11,326,000 of letters of credit outstanding) under the Revolver and $99,250,000 outstanding under the Term Loan. The letters of credit are primarily utilized in conjunction with the Company’s workers’ compensation programs.
In September 2005, the Company issued $190,000,000 of unsecured 10% Senior Notes due October 1, 2013 (the “10% Senior Notes”). The 10% Senior Notes were issued at a discount of $2,570,700, which is accreted using the interest method over the term of the 10% Senior Notes. Interest is payable semi-annually on April 1 and October 1 of each year. All consolidated subsidiaries of the Company that are 100% owned provide joint and several, full and unconditional guarantee of the 10% Senior Notes. There are no significant restrictions on the Company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or a loan. Additionally, there are no significant restrictions on a guarantor subsidiary’s ability to obtain funds from the Company or its direct or indirect subsidiaries.
Our debt indentures contain certain financial covenants of which we are currently in compliance.
(11) Income Tax
The effective tax provision rate for the first quarter ended April 22, 2007 and the first quarter ended April 16, 2006 was 0.0%. The effective rate is primarily due to a valuation allowance for deductible temporary differences and net operating loss and credit carry-forwards generated during 2006 and expected to be generated during 2007.
On January 1, 2007, the Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, (“FIN 48”). As a result of the implementation of FIN 48, the Company recognized a decrease of approximately $183,000 in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the Company had approximately $5,442,000 of unrecognized tax benefits, all of which, if recognized, would favorably affect the Company’s effective tax rate. Included therein, the Company has $3,086,000 of unrecognized tax benefits reducing federal and state net operating loss carry forward and federal tax credit carry forward deferred tax assets that if recognized would be subject to a valuation allowance. The Company expects that the total amount of its unrecognized tax benefits will decrease between $600,000 and $1,000,000 during the year due to various state tax examinations and expiration of statutes.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income taxes. As of January 1, 2007, the Company had $275,000 of accrued interest and penalties.
The Company’s tax returns are open to federal and state tax audits until the applicable statute of limitations expire. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2003. For the majority of states where the Company has a significant presence, it is also no longer subject to tax examination by tax authorities for tax years before 2003.
(12) Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, but it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 could impact fair values assigned to assets and liabilities in any future acquisition.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115,” which permits an entity to measure certain financial assets and financial liabilities at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the first fiscal year beginning after November 15, 2007. At this time, we do not expect to adopt the fair value option for assets and liabilities; however, future events and circumstances may impact that decision.

(13) Condensed Consolidated Financial Information
On September 21, 2005, the Company issued its 10% Senior Notes. All of the Company’s consolidated subsidiaries that are 100% owned provide a joint and several, full and unconditional guarantee of the securities. There are no significant restrictions on the Company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or loan. Additionally, there are no significant restrictions on the guarantor subsidiaries’ ability to obtain funds from the Company or its direct or indirect subsidiaries. PMCM merged into the Company on February 1, 2007; therefore, PMCM is not presented separately as a guarantor for statements presented after that date.
The following consolidating balance sheets, statements of operations and statements of cash flows are provided for the parent company and all subsidiaries. The information has been presented as if the parent company accounted for its ownership of the guarantor subsidiaries using the equity method of accounting.
Consolidating Statement of Operations for the quarter ended April 22, 2007 (unaudited; in thousands):

		Guarantors				Consolidated
	PMCI	WRG	Other	Non-Guarantors	Eliminations	PMCI

Revenue
Food sales	$101,939	$57,972	$—	$8,977	$—	$168,888
Franchise and other revenue	6,416	2,982	—	—	—	9,398

Total revenues	108,355	60,954	—	8,977	—	178,286

Cost and expenses

Cost of sales (excluding depreciation shown below):
Food cost	27,802	16,971	—	2,550	—	47,323
Labor and benefits	34,923	20,624	—	2,774	—	58,321
Operating expenses	26,053	14,985	—	3,056	—	44,094
General and administrative	12,397	1,827	—	—	—	14,224
Transaction costs	47	137	—	—	—	184
Depreciation and amortization	4,993	1,739	—	389	—	7,121
Interest, net	9,144	334	—	3	—	9,481
Asset impairments and closed store expenses	12	142	—	1	—	155
Other, net	(11)	(19)	—	—	—	(30)

Total costs and expenses	115,360	56,740	—	8,773	—	180,873

(Loss) income before income taxes and minority interests	(7,005)	4,214	—	204	—	(2,587)

Benefit from (provision for) income taxes	—	—	—	—	—	—
Minority interests	—	—	—	(162)	—	(162)
Equity in earnings (loss) of subsidiaries	4,256	—	—	—	(4,256)	—

NET (LOSS) INCOME	$(2,749)	$4,214	$—	$42	$(4,256)	$(2,749)

Consolidating Statement of Operations for the quarter ended April 16, 2006 (unaudited; in thousands):

		Guarantors					Consolidated
	PMCI	PMCM	WRG	Other	Non-Guarantors	Eliminations	PMCI

Revenue
Food sales	$80,463	$24,496	$47,988	$—	$7,666	$—	$160,613
Franchise and other revenue	4,109	4,637	2,384	15	—	(2,112)	9,033

Total revenues	84,572	29,133	50,372	15	7,666	(2,112)	169,646

Cost and expenses

Cost of sales (excluding depreciation shown below):
Food cost	24,393	5,763	15,647	—	2,234	—	48,037
Labor and benefits	26,442	8,908	16,553	—	2,331	—	54,234
Operating expenses	19,775	7,365	11,573	15	2,664	(1,097)	40,295
General and administrative	9,914	1,019	3,652	—	—	(1,015)	13,570
Transaction costs	554	—	—	—	—	—	554
Depreciation and amortization	2,414	1,675	1,671	—	333	—	6,093
Interest, net	6,369	(182)	5,561	—	—	—	11,748
Asset impairments and closed store expenses	319	—	1	—	—	—	320
Other, net	(55)	—	—	—	—	—	(55)

Total costs and expenses	90,125	24,548	54,658	15	7,562	(2,112)	174,796

(Loss) income before income taxes and minority interests	(5,553)	4,585	(4,286)	—	104	—	(5,150)

(Benefit from) provision for income taxes	(1,705)	1,705	—	—	—	—	—
Minority interests	—	—	—	—	(74)	—	(74)
Equity in earnings (loss) of subsidiaries	(1,376)	—	—	—	—	1,376	—

NET (LOSS) INCOME	$(5,224)	$2,880	$(4,286)	$—	$30	$1,376	$(5,224)

Consolidating Balance Sheet as of April 22, 2007 (unaudited; in thousands):

		Guarantors				Consolidated
	TRC	WRG	Other	Non-Guarantors	Eliminations	TRC

CURRENT ASSETS:
Cash and cash equivalents	$3,155	$3,642	$—	$(2,673)	$—	$4,124
Restricted cash	9,489	—	—	—	—	9,489
Trade receivables, less allowance for doubtful accounts	11,134	5,737	—	44	—	16,915
Inventories	8,199	3,868	—	229	—	12,296
Prepaid expenses and other current assets	4,923	577	—	4	—	5,504

Total current assets	36,900	13,824	—	(2,396)	—	48,328

PROPERTY AND EQUIPMENT, net	55,045	32,672	—	2,569	—	90,286
INVESTMENTS IN CONSOLIDATED PARTNERSHIPS	—	242	—	10	—	252
GOODWILL	30,038	—	—	—	—	30,038
INTANGIBLE ASSETS, net	155,982	—	—	—	—	155,982
INVESTMENTS IN SUBSIDIARIES	(99,421)	—	—	—	99,421	—
DUE FROM SUBSIDIARIES	107,550	—	—	—	(107,550)	—
DEFERRED INCOME TAXES	708	—	—	—	—	708
OTHER ASSETS	11,125	(811)	—	2,880	—	13,194

	$297,927	$45,927	$—	$3,063	$(8,129)	$338,788

LIABILITIES AND STOCKHOLDER’S INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$13,954	$4,712	$—	$326	$—	$18,992
Accrued expenses	29,129	18,419	—	1,419	—	48,967
Accrued income taxes	37	—	—	—	—	37
Franchise advertising contributions	5,438	—	—	—	—	5,438
Current maturities of long term debt and capital lease obligations	1,201	456	—	—	—	1,657

	49,759	23,587	—	1,745	—	75,091

CAPITAL LEASE OBLIGATIONS, less current maturities	468	6,047	—	—	—	6,515
LONG-TERM DEBT, less current maturities	295,774	48	—	—	—	295,822
DEFERRED INCOME TAXES	—	—	—	—	—	—
DEFERRED RENT	6,035	4,008	—	216	—	10,259
OTHER LIABILITIES	4,114	5,123	—	2	—	9,239
DUE TO PARENT	—	110,975	10	(3,435)	(107,550)	—
MINORITY INTERESTS IN CONSOLIDATED PARTNERSHIPS	—	—	—	85	—	85

STOCKHOLDER’S INVESTMENT:
Common Stock	1	—	—	—	—	1
Preferred Stock	—	63,277	—	—	(63,277)	—
Capital in excess of par	—	(177)	—	9,515	(9,338)	—
Additional paid-in capital	136,131	—	—	—	—	136,131
Treasury stock	—	(137)	—	—	137	—
Other comprehensive income	27	—	—	—	—	27
Retained earnings (deficit)	(194,382)	(166,824)	(10)	(5,065)	171,899	(194,382)

	(58,223)	(103,861)	(10)	4,450	99,421	(58,223)

	$297,927	$45,927	$—	$3,063	$(8,129)	$338,788

Consolidating Balance Sheet as of December 31, 2006 (in thousands):

		Guarantors					Consolidated
	PMCI	PMCM	WRG	Other	Non-Guarantors	Eliminations	PMCI
CURRENT ASSETS:
Cash and cash equivalents	$3,132	$201	$7,158	$—	$(1,422)	$—	$9,069
Restricted cash	4,209	6,984	—	—	—	—	11,193
Trade receivables, less allowance for doubtful accounts	12,662	43	5,576	—	35	—	18,316
Inventories	6,364	481	3,882	—	269	—	10,996
Prepaid expenses and other current assets	3,781	316	693	—	34	—	4,824

Total current assets	30,148	8,025	17,309	—	(1,084)	—	54,398

PROPERTY AND EQUIPMENT, net	44,762	10,885	32,755	—	2,642	—	91,044
INVESTMENTS IN CONSOLIDATED PARTNERSHIPS	—	—	228	—	10	—	238
GOODWILL	30,038	—	—	—	—	—	30,038
INTANGIBLE ASSETS, net	45,885	110,600	307	—	—	—	156,792
INVESTMENTS IN SUBSIDIARIES	31,105	—	—	—	—	(31,105)	—
DUE FROM PMCI	—	14,494	—	—	—	(14,494)	—
DUE FROM SUBSIDIARIES	105,884	—	—	—	—	(105,884)	—
DEFERRED INCOME TAXES	708						708
OTHER ASSETS	11,560	—	(1,008)	—	3,075	—	13,627

	$300,090	$144,004	$49,591	$—	$4,643	$(151,483)	$346,845

CURRENT LIABILITIES:
Accounts payable	$10,756	$2,310	$8,324	$—	$1,409	$—	$22,799
Accrued expenses	28,455	7,547	20,707	—	1,579	—	58,288
Accrued income taxes	75						75
Franchise advertising contributions	5,392	—	—	—	—	—	5,392
Current maturities of long term debt and capital lease obligations	1,166	—	540	—	—	—	1,706

	45,844	9,857	29,571	—	2,988	—	88,260

CAPITAL LEASE OBLIGATIONS, less current maturities	94	—	6,155	—	—	—	6,249
LONG-TERM DEBT, less current maturities	286,325	—	54	—	—	—	286,379
DEFERRED RENT	5,384	—	4,164	—	220	—	9,768
OTHER LIABILITIES	4,095	—	7,690	—	—	—	11,785
DUE TO PMCM / PMCR	14,494	—	—	—	—	(14,494)	—
DUE TO PARENT	—	—	108,974	10	(3,100)	(105,884)	—
MINORITY INTERESTS IN CONSOLIDATED PARTNERSHIPS	(475)	—	423	—	127	—	75
STOCKHOLDER’S INVESTMENT:
Common Stock	1	1	—	—	—	(1)	1
Preferred Stock	—	—	63,277	—	—	(63,277)	—
Capital in excess of par	—	—	(177)	—	9,515	(9,338)	—
Additional paid-in capital	136,131	121,300	—	—	—	(121,300)	136,131
Treasury stock	—	—	(137)	—	—	137	—
Other comprehensive income	13	—	—	—	—	—	13
Retained earnings (deficit)	(191,816)	12,846	(170,403)	(10)	(5,107)	162,674	(191,816)

	(55,671)	134,147	(107,440)	(10)	4,408	(31,105)	(55,671)

	$300,090	$144,004	$49,591	$—	$4,643	$(151,483)	$346,845

Consolidating Statement of Cash Flows for the quarter ended April 22, 2007 (unaudited; in thousands):

		Guarantors				Consolidated
	PMCI	WRG	Other	Non-Guarantors	Eliminations	PMCI

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,749)	$4,214	$—	$42	$(4,256)	$(2,749)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in the earnings of subsidiaries	(4,256)	—	—	—	4,256	—
Depreciation and amortization	4,993	1,739	—	389	—	7,121
Amortization of discount	99	—	—	—	—	99
Other non-cash income and expense items	159	7	—	—	—	166
(Gain) loss on disposition of assets	12	(3)	—	—	—	9
Asset write-down	—	145	—	1	—	146
Change in partnership’s minority interests	—	—	—	162	—	162
Equity in income of unconsolidated partnerships	—	(14)	—	—	—	(14)
Net changes in operating assets and liabilities	(3,808)	(8,624)	—	(989)	—	(13,421)

Total adjustments	(2,801)	(6,750)	—	(437)	4,256	(5,732)

Net cash used in operating activities	(5,550)	(2,536)	—	(395)	—	(8,481)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(3,321)	(1,780)	—	(317)	—	(5,418)
Proceeds from sale of assets	—	3	—	—	—	3

Net cash used in investing activities	(3,321)	(1,777)	—	(317)	—	(5,415)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments under capital lease obligations	(49)	(192)	—	—	—	(241)
Payments on long-term debt	(250)	(6)	—	—	—	(256)
Payments on revolver	(21,400)	—	—	—	—	(21,400)
Proceeds from revolver	31,000	—	—	—	—	31,000
Intercompany financing	(608)	943	—	(335)	—	—
Distributions to minority partners	—	52	—	(204)	—	(152)

Net cash provided by (used in) financing activities	8,693	797	—	(539)	—	8,951

Net decrease in cash and cash equivalents	(178)	(3,516)	—	(1,251)	—	(4,945)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	3,333	7,158	—	(1,422)	—	9,069

Balance, end of period	$3,155	$3,642	$—	$(2,673)	$—	$4,124

Consolidating Statement of Cash Flows for the quarter ended April 16, 2006 (unaudited; in thousands):

		Guarantors					Consolidated
	PMCI	PMCM	WRG	Other	Non-Guarantors	Eliminations	PMCI

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,224)	$2,880	$(4,286)	$—	$30	$1,376	$(5,224)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in the earnings of subsidiaries	1,376	—	—	—	—	(1,376)	—
Depreciation and amortization	2,414	1,675	1,671	—	333	—	6,093
Amortization of discount	99	—	—	—	—	—	99
Other non-cash income and expense items	107	—	3,353	—	—	—	3,460
Gain on disposition of assets	(48)	—	(7)	—	—	—	(55)
Asset write-down	—	—	9	—	—	—	9
Change in partnership’s minority interests	—	—	—	—	74	—	74
Equity in net loss of unconsolidated partnerships	—	—	44	—	—	—	44
Net changes in operating assets and liabilities	(10,177)	(244)	(897)	23	299	—	(10,996)

Total adjustments	(6,229)	1,431	4,173	23	706	(1,376)	(1,272)

Net cash (used in) provided by operating activities	(11,453)	4,311	(113)	23	736	—	(6,496)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(1,355)	(1,215)	(755)	—	(309)	—	(3,634)
Proceeds from sale of assets	1,103	—	11	—	—	—	1,114
Intercompany activities	4,464	(4,464)	—	—	—	—	—

Net cash provided by (used in) investing activities	4,212	(5,679)	(744)	—	(309)	—	(2,520)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments under capital lease obligations	(85)	—	(151)	—	—	—	(236)
Payments on long-term debt	—	—	(600)	—	—	—	(600)
Proceeds from revolver	—	—	1,060	—	—	—	1,060
Intercompany financing	—	—	(164)	—	164	—	—
Distributions to minority partners	—	—	2	—	(76)	—	(74)
Capital contribution from parent	8,815	—	—	—	—	—	8,815

Net cash provided by financing activities	8,730	—	147	—	88	—	8,965

Net increase (decrease) in cash and cash equivalents	1,489	(1,368)	(710)	23	515	—	(51)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	1,591	1,567	2,609	(23)	(1,756)	—	3,988

Balance, end of period	$3,080	$199	$1,899	$—	$(1,241)	$—	$3,937

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
The Company operates two restaurant concepts: (1) full-service family dining restaurants located primarily in the Midwest, Florida and Pennsylvania under the name Perkins Restaurant and Bakery, which were historically owned by Perkins and (2) mid-priced, casual-dining restaurants, specializing in the sale of pies and other bakery items, located primarily in the western United States under the name Marie Callender’s Restaurant and Bakery, which were historically owned by WRG.
Perkins Restaurant and Bakery
Perkins, founded in 1958, has continued to adapt its menu, product offerings and building décor to meet changing consumer preferences. The Perkins’ concept is designed to serve a variety of demographically and geographically diverse customers for a wide range of dining occasions that are appropriate for the entire family. As of April 22, 2007, the Company offered a full menu of over 90 assorted breakfast, lunch, dinner, snack and dessert items ranging in price from $3.29 to $12.99, with an average guest check of $8.14 for our Company-operated restaurants. Perkins’ signature menu items include our omelettes, secret-recipe real buttermilk pancakes, Mammoth Muffins, Tremendous Twelve platter, salads, melt sandwiches and Butterball turkey entrees. Breakfast items, which are available throughout the day, account for approximately half of the entrees sold in our restaurants.
Perkins is a leading operator and franchisor of full-service family dining restaurants. As of April 22, 2007, we operated 154 full-service restaurants and franchised 323 full-service restaurants to 108 franchisees in 34 states and in 5 Canadian provinces. The footprint of our Company-operated restaurants extends over 13 states, with a significant number of restaurants in Minnesota and Florida. Our Company-operated restaurants generated average annual revenues of $1,931,000 over the thirteen periods ended April 22, 2007.
Perkins’ franchised restaurants operate pursuant to license agreements generally having an initial term of 20 years and pursuant to which a royalty fee (4% of gross sales) and an advertising contribution (3% of gross sales) are paid. Franchisees pay a non-refundable one-time license fee of $40,000 for each of their first two restaurants. Franchisees opening their third and subsequent restaurants pay a one-time license fee of between $25,000 and $50,000 depending on the level of assistance provided by us in opening the restaurant. Typically, franchisees may terminate license agreements upon a minimum of twelve months prior notice and upon payment of specified liquidated damages. Franchisees do not typically have express renewal rights.
For the quarter ended April 22, 2007 and April 16, 2006, average royalties earned per franchised restaurant were approximately $19,100 and $19,500, respectively. As of April 22, 2007, the following number of license agreements are scheduled to expire in the years indicated: 2007 — six; 2008 — ten; 2009 — twelve; 2010 — eighteen; 2011 — thirteen. Upon the expiration of license agreements, franchisees typically apply for and receive new license agreements. Franchisees pay a license agreement renewal fee of $5,000 to $7,500 depending on the length of the renewal term.
Marie Callender’s Restaurant and Bakery
Marie Callender’s, founded in 1948, has one of the longest operating histories within the full-service dining sector. Marie Callender’s is known for serving quality food in a warm, pleasant atmosphere, and premium pies baked fresh daily. As of April 22, 2007, the Company offered a full menu of over 50 items ranging in price from $5.99 to $16.99. Marie Callender’s signature menu items include pot pies, quiches, full salad bar and Sunday brunch. Day part mix is split evenly between lunch and dinner.

Marie Callender’s are mid-priced, casual dining restaurants specializing in the sale of pies, operating primarily in the western United States. As of April 22, 2007, we operated 92 full-service restaurants and franchised 46 full-service restaurants to 27 franchisees in four states and Mexico. Our Company-operated restaurants’ footprint extends over nine states with 62 restaurants in California. Our existing Company-operated restaurants generated average annual revenues of $2,293,000 over the thirteen periods ended April 22, 2007.
As of April 22, 2007, 138 restaurants were operated by MCPSI: 135 restaurants were operated under the Marie Callender’s name, one under the Marie Callender’s Grill name, one under the Callender’s Grill name and one under the East Side Mario’s name. The Company owned and operated 79 Marie Callender’s restaurants, one Callender’s Grill and the East Side Mario’s restaurant. Franchisees owned and operated 45 Marie Callender’s restaurants and one Callender’s Grill. Additionally, the Company operated eleven Marie Callender’s restaurants under partnership agreements. The Company has less than a 50% ownership in two of the partnership restaurants and a 57% to 95% ownership in the remaining nine locations.
The East Side Mario’s restaurant is a mid-priced Italian restaurant operating in Lakewood, California.
Marie Callender’s franchised restaurants operate pursuant to franchise agreements generally having an initial term of 15 years, and pursuant to which a royalty fee (normally 5% of gross sales) is paid. Franchisees pay a non-refundable, one-time initial franchise fee of $25,000. Franchisees also pay a training fee of $35,000 prior to opening a restaurant. Franchisees typically have the right to renew the franchise agreement for two terms of five years each. For the quarter ended April 22, 2007 and April 16, 2006, average royalties earned per franchised restaurant were approximately $35,071 and $27,761, respectively. The increase is primarily due to the inclusion of the additional twenty-one days of operations at Marie Callender’s franchise restaurants in the first quarter of 2007 as compared to the first quarter of 2006 (see “Financial Statement Presentation” below). The following number of Marie Callender’s franchise agreements are scheduled to expire in the years indicated: 2007 — one; 2008 — four; 2009 — none; 2010 — two and 2011 — two. Upon the expiration of franchise agreements, franchisees typically apply for and receive new franchise agreements and pay a franchise agreement renewal fee of $2,500.
Manufacturing
Foxtail manufactures pies, pancake mixes, cookie doughs, muffin batters and other bakery products for both our in-store bakeries and third-party customers. One manufacturing facility in Corona, California produces pies and other bakery products to supply the Marie Callender’s restaurants and three facilities in Cincinnati, Ohio produce pies, pancake mixes, cookie doughs, muffin batters and other bakery products to supply the Perkins restaurants.
OVERVIEW
Combination of Companies under Common Control
On November 12, 1999, Castle Harlan Partners III, L.P. (“CHP III”), a New York-based private equity fund managed by Castle Harlan, acquired WRG, a privately held company, through the purchase of a majority interest in the equity interests of WRG.
On September 21, 2005, Perkins & Marie Callender’s Holding Corp. (“P&MC Holding Corp.”), formerly known as TRC Holding Corp., an affiliate of Castle Harlan Partners IV, L.P. (“CHP IV”), a New York-based private equity fund also managed by Castle Harlan, purchased all of the outstanding capital stock of the parent company of Perkins (the “Acquisition”). CHP III and CHP IV are under the common control of Castle Harlan.
On May 3, 2006, pursuant to the Stock Purchase Agreement, WRG became a direct wholly-owned subsidiary of the Company. Pursuant to the Stock Purchase Agreement, P&MC Holding LLC purchased all the outstanding stock of WRG, and the shareholders of WRG received equity interests in P&MC Holding LLC, the Company’s indirect parent. From September 21, 2005 through May 3, 2006, both Perkins and WRG were portfolio companies, under common control of Castle Harlan; therefore, the financial statements of both entities have been presented retroactively on a consolidated basis, in a manner similar to a pooling of interests, from September 21, 2005, the first date at which both companies were under common control. This transaction is described in Note 5, “Combination of Companies under Common Control.”
In connection with the Combination, the Company entered into an amended and restated Credit Agreement with Wachovia Bank, National Association, as administrative agent, swingline lender and issuing lender, Wachovia Capital Markets, LLC as sole lead arranger and sole book manager, BNP Paribas as syndication agent, Wells Fargo,

Foothill, Inc. as documentation agent, and each other lender from time to time party thereto. Pursuant to the Credit Agreement, the lenders made available the following: (1) a five-year revolving credit facility of up to $40,000,000, including a sub-facility for letters of credit in an amount not to exceed $25,000,000 and a sub-facility for swingline loans in an amount not to exceed $5,000,000; and (2) a seven-year term loan credit facility not to exceed $100,000,000. The Company’s obligations under the Credit Agreement are guaranteed by RHC and each of the Company’s wholly-owned subsidiaries. The obligations under the Credit Agreement are collateralized by a first priority lien on substantially all of the assets of the Company and its wholly-owned subsidiaries. Certain future subsidiaries of the Company will be required to guarantee the obligations of the Company and grant a lien on substantially all of their assets.
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
For the quarter ended April 22, 2007, Perkins’ Company-operated restaurants’ comparable sales declined by 1.3% and Marie Callender’s Company-operated restaurants’ comparable sales remained flat.
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
Revenue Recognition
Revenue at our restaurants is recognized as customers pay for products at the time of sale. The revenue reporting process is covered by our system of internal controls and generally does not require significant management judgments and estimates. However, estimates are inherent in the calculation of franchisee royalty revenue. We calculate an estimate of royalty income each period and adjust royalty income when actual amounts are reported by franchisees. A $1,000,000 change in estimated franchise sales would impact royalty revenue by $40,000. Historically, these adjustments have not been material.

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
Insurance Reserves
We are self-insured up to certain limits for costs associated with workers’ compensation claims, property claims and benefits paid under employee health care programs. At April 22, 2007 and December 31, 2006, we had total self-insurance accruals reflected in our consolidated balance sheets of approximately $8,266,000 and $8,759,000, respectively. The measurement of these costs required the consideration of historical loss experience and judgments about the present and expected levels of cost per claim. We account for the workers’ compensation costs primarily through actuarial methods, which develop estimates of the discounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet dates. We account for benefits paid under employee health care programs using historical lag information as the basis for estimating expenses incurred as of the balance sheet dates. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. However, the use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved and the length of time until the ultimate cost is known. We believe that our recorded obligations for these expenses are consistently measured on an appropriate basis. Nevertheless, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities.
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
Goodwill and Intangibles
As of April 22, 2007, we had approximately $186,020,000 of goodwill and intangible assets on our balance sheet primarily resulting from the Acquisition. Accounting standards require that we review goodwill and non-amortizing intangible assets for impairment on at least an annual basis. The annual evaluation of intangible asset impairment, performed as of year end, requires the use of estimates about the future cash flows of each of our reporting units to determine their estimated fair values. Changes in forecasted operations and changes in discount rates can materially affect these estimates. However, once an impairment of intangible assets has been recorded, it cannot be reversed.
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
On January 1, 2007, the Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for “Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, (“FIN 48”). As a result of the implementation of FIN 48, the Company recognized a decrease of approximately $183,000 in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the Company had approximately $5,442,000 of unrecognized tax benefits, all of which, if recognized, would favorably affect the Company’s effective tax rate. Included therein, the Company has $3,086,000 of unrecognized tax benefits reducing federal and state net operating loss carry forward and federal tax credit carry forward deferred tax assets that if recognized would be subject to a valuation allowance. The Company expects that the total amount of its unrecognized tax benefits will decrease between $600,000 and $1,000,000 during the year due to various state tax examinations and expiration of statutes.
The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income taxes. As of January 1, 2007, the Company had $275,000 of accrued interest and penalties.
The Company’s tax returns are open to federal and state tax audits until the applicable statute of limitations expire. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2003. For the majority of states where the Company has a significant presence, it is also no longer subject to tax examination by tax authorities for tax years before 2003.
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
Subsequent to quarter end, and effective June 1, 2007, PMCH established a management equity incentive plan (the “Equity Plan”) for the benefit of executive officers and other key employees. The Equity Plan provides the following two types of equity ownership in PMCH: (i) Incentive Units, which vest in equal increments, beginning on the one year anniversary of the date of grant, and (ii) Subscription Units, ownership of which is effective June 1, 2007. The Equity Plan provides for accelerated vesting of Incentive Units in the event of a change in control. The executive officers and certain other officers of the Company purchased Subscription Units through direct investment in PMCH.
RESULTS OF OPERATIONS
Financial Statement Presentation
In 2006, WRG’s quarterly results were based on thirteen-week quarters. Beginning in the first quarter of 2007, WRG adopted Perkins’ reporting calendar, which is based on thirteen four-week accounting periods. The accompanying consolidated financial statements include the financial results of WRG for the 91-day period from December 30, 2005 through March 30, 2006 in the operating statement and statement of cash flows for the quarter ended April 16, 2006. The first quarter ended April 22, 2007 includes the financial results of WRG for the entire four four-week periods, or 112 days. Intercompany transactions have been eliminated in consolidation.
Seasonality
Sales fluctuate seasonally and as mentioned previously, the quarters do not all have the same time duration. Specifically, the first quarter has an extra four weeks compared to the other quarters of the fiscal year. Historically, our average weekly sales are highest in the fourth quarter (approximately October through December) as a result primarily of holiday pie sales at both Perkins and Marie Callender’s restaurants and Thanksgiving feast sales at Marie Callender’s restaurants. Therefore, the quarterly results are not necessarily indicative of results that may be achieved for the full fiscal year. Factors influencing relative sales variability, in addition to the holiday impact noted above, include the frequency and popularity of advertising and promotions, the relative sales levels of new and closed locations, other holidays and weather.
Overview
Our revenues are derived primarily from restaurant operations, franchise royalties and the sale of bakery products produced by Foxtail. Sales from Foxtail to Company-operated restaurants are eliminated in the accompanying statements of operations. For the quarter ended April 22, 2007, segment revenues as a percentage of total revenues were as follows:

Percent of
Total Revenues
Perkins restaurants	51.1%
Marie Callender’s restaurants	36.6%
Perkins franchisees	3.6%
Marie Callender’s franchisees	0.9%
Foxtail	7.0%
Other	0.8%

Total	100.0%

The following table reflects certain data for the Company’s quarter ended April 22, 2007 compared to the quarter ended April 16, 2006. The consolidated information is derived from the accompanying consolidated statements of operations. Data from the Company’s segments – Perkins restaurants, Marie Callender’s restaurants, Perkins franchise, Marie Callender’s franchise, Foxtail and Other is included for comparison. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable revenue amount. The food cost ratio in the consolidated results reflects the elimination of intersegment food cost of $6,047,000 and $2,247,000 in the first quarter of 2007 and 2006, respectively.

					Marie Callender’s
	Consolidated Results		Perkins Restaurants		Restaurants		Perkins Franchise
	2007	2006	2007	2006	2007	2006	2007	2006
Food sales	$174,935	$162,860	$91,082	$90,726	$65,270	$52,277	$—	$—
Franchise and other revenue	9,398	9,033	—	—	—	—	6,416	6,649
Intersegment revenue	(6,047)	(2,247)	—	—	—	—	—	—

Total Revenues	178,286	169,646	91,082	90,726	65,270	52,277	6,416	6,649

Food cost	28.0%	29.9%	25.4%	25.7%	30.2%	30.3%	—	—
Labor and benefits	34.5%	33.8%	35.9%	36.6%	35.0%	35.4%	—	—
Operating expenses	24.7%	23.8%	26.4%	26.3%	26.8%	26.6%	12.6%	9.3%

Segment Profit (Loss)	$(2,749)	$(5,224)	$7,737	$7,445	$3,054	$1,949	$5,610	$6,032

	Marie Callender’s
	Franchise		Foxtail		Other (a)
	2007	2006	2007	2006	2007	2006
Food sales	$—	$—	$18,583	$19,857	$—	$—
Franchise and other revenue	1,613	1,277	—	—	1,369	1,107
Intersegment revenue	—	—	(6,047)	(2,247)	—	—

Total Revenues	1,613	1,277	12,536	17,610	1,369	1,107

Food cost	—	—	56.9%	55.8%	—	—
Labor and benefits	—	—	14.1%	12.1%	15.3%	10.3%
Operating expenses	—	—	9.5%	10.1%	—	-8.7%

Segment Profit (Loss)	$1,613	$1,277	$1,507	$2,543	$(22,270)	$(24,470)

(a)	Licensing revenue of $1,229,000 and $945,000 for the first quarter of 2007 and 2006, respectively, is included in the Other segment revenues. The Other segment loss includes corporate general and administrative expenses, interest expense and other non-operational expenses. For details of the Other segment loss, see Note 9, “Segment Reporting” in the Notes to Consolidated Financial Statements.
Quarter Ended April 22, 2007 Compared to the Quarter Ended April 16, 2006
Restaurant Segments Overview
The operating results of the restaurant segments are impacted mainly by the following industry-wide factors: competition, comparable store sales and guest counts, restaurant openings and closings, labor and employee benefit expenses, commodity prices, energy prices, governmental legislation, general economy and weather.
Perkins restaurants comparable restaurant sales decreased 1.3% and Marie Callender’s comparable restaurant sales remained flat in the first quarter of 2007 as compared to the first quarter of 2006. The decrease in Perkins restaurants comparable sales resulted primarily from a comparison to strong first quarter 2006 restaurant sales as a result of that period’s mild winter. Combined restaurant segment income increased $1,397,000 in the first quarter of 2007 compared to a year ago, primarily due to the inclusion of the additional twenty-one days of operations at Marie Callender’s restaurants in the first quarter of 2007 as compared to the first quarter of 2006, and menu price increases at both Perkins restaurants and Marie Callender’s restaurants.

Since the end of the first quarter of 2006, the Company has opened one new Perkins restaurant, acquired three Perkins restaurants from franchisees and closed one underperforming Perkins restaurant, and has opened one Marie Callender’s restaurant and closed one underperforming Marie Callender’s restaurant.
Foxtail Segment Overview
The operating results of Foxtail are impacted mainly by the following factors: external customer base, labor and employee benefit expenses, commodity prices, energy prices, governmental legislation, Perkins and Marie Callender’s restaurant openings and closings, food safety requirements and the general economy.
Foxtail operations historically managed by WRG (“Corona”) and Foxtail operations historically managed by Perkins (“Cincinnati”) are combined into one segment for reporting purposes. Foxtail’s net sales decreased $5,074,000 from the prior year’s first quarter. The decrease is due primarily to the elimination of sales and cost of sales from Foxtail’s Corona plant to Marie Callender’s Company-operated restaurants in the first quarter of 2007 of $3,156,000, whereas sales and cost of sales from Foxtail’s Corona plant to Marie Callender’s Company-operated restaurants in the first quarter of 2006 were not eliminated. The effect of this change had no effect on Foxtail’s segment income or the Company’s net loss. The decrease was also due to a decrease in sales in the quarter to one contractual customer and the loss of a line of business to one major non-contractual customer. Segment income of $1,507,000 in the first quarter of 2007 decreased $1,036,000 as compared to the first quarter of 2006 primarily as a result of this decline in sales. Beginning in the fourth quarter of 2006, the Company has eliminated intercompany sales.
Franchise Segments Overview
The operating results of the franchise segments are mainly impacted by the same factors as those impacting the Company’s restaurant segments, excluding the operating cost factors since franchise segment income is earned primarily through royalty income.
Franchise revenues increased $103,000 in the first quarter of 2007 compared to the prior year’s first quarter. The overall increase was primarily due to the inclusion of the additional twenty-one days of operations at Marie Callender’s, which accounted for approximately $300,000 of additional royalty income. The increase was partially offset by a decline in royalty income at Perkins resulting primarily from a decrease of approximately 1.1% in comparable franchise restaurant sales in the first quarter of 2007 as compared to the first quarter of 2006, as the mild winter conditions in the first quarter of 2006 impacted the comparable sales of franchisees also.
During the first quarter of 2007, franchisees opened four Perkins restaurants, closed three Perkins restaurants and did not open or close any Marie Callender’s restaurants.
Revenues
Total revenues increased $8,640,000 in the first quarter of 2007 compared to the first quarter of 2006. The increase was primarily due to the additional twenty-one days of operations at Marie Callender’s in the first quarter of 2007 due to the change in reporting period for Marie Callender’s.
Perkins restaurant sales of $91,082,000 and $90,726,000 in the first quarter of 2007 and 2006, respectively, accounted for 51.1% and 53.7% of total revenues, respectively. The decrease in Perkins restaurant sales as a percentage of total revenues was due primarily to the inclusion of the additional twenty-one days of revenues from Marie Callender’s in the first quarter of 2007.
Marie Callender’s restaurant sales accounted for 36.6% and 31.0% of total revenues in the first quarter of 2007 and 2006, respectively. The increase in Marie Callender’s restaurant sales as a percentage of total revenues was primarily due to the additional twenty-one days of operations at Marie Callender’s in the first quarter of 2007.
Additional restaurant sales growth in the first quarter of 2007 was provided by an increase in the number of operating locations: 154 Perkins restaurants and 92 Marie Callender’s restaurants were in operation at the end of the first quarter of 2007 compared to 151 Perkins restaurants and 92 Marie Callender’s restaurants at the end of the first quarter of 2006. During the first quarter of 2007, one underperforming Company-operated Perkins restaurants was closed, and no Marie Callender’s restaurants were opened or closed.
Perkins franchise revenues accounted for 3.6% and 3.9% of total revenues in the first quarter of 2007 and 2006, respectively and Marie Callender’s franchise revenues accounted for 0.9% and 0.8% of total revenues, respectively.

The franchise revenues at Perkins declined as the favorable mild winter conditions in the first quarter of 2006 impacted the comparable sales of franchisees also.
Foxtail revenues decreased $5,074,000 in the first quarter of 2007 versus the same quarter of 2006. The decrease is due primarily to the elimination of sales and cost of sales from Foxtail’s Corona plant to Marie Callender’s Company-operated restaurants in the first quarter of 2007 of $3,156,000, whereas sales and cost of sales from Foxtail’s Corona plant to Marie Callender’s Company-operated restaurants in the first quarter of 2006 were not eliminated. The effect of this change had no effect on Foxtail’s segment income or the Company’s net loss. The decrease was also due to a decrease in sales in the quarter to one contractual customer and the loss of a line of business to one major non-contractual customer.
Costs and Expenses
Food Cost
Consolidated food cost was 28.0% and 29.9% of food sales in the first quarter of 2007 and 2006, respectively. The decrease is primarily due to the elimination in the first quarter of $3,156,000 of food cost for sales from the Corona plant to Marie Callender’s Company-operated restaurants in the first quarter of 2007. Intercompany sales and food cost from the Corona plant to Marie Callender’s Company-operated restaurants were not eliminated in the first quarter of 2006. Approximately 1.4% of the 1.9% decrease in the food cost is related to this change in the elimination of sales and food cost. The elimination entry has no effect on Foxtail’s segment income or the Company’s net loss. The improvement is also due to the improved purchasing power of the combined Perkins and Marie Callender’s brands following the Combination in May of 2006, the impact of increased menu prices at Perkins restaurants and Marie Callender’s restaurants, and the continuing impact of a kitchen audit program in place at Marie Callender’s restaurants throughout 2006.
In Perkins restaurant segment, food cost was 25.4% and 25.7% of food sales in the first quarter of 2007 and 2006, respectively, and in Marie Callender’s restaurant segment, food cost was 30.2% and 30.3% of food sales, respectively. Marie Callender’s food cost percentage is traditionally higher than Perkins, primarily as a result of a greater portion of sales at Marie Callender’s restaurants that are derived from lunch and dinner items, which typically carry higher food costs than breakfast items. In the Foxtail segment, food cost was 56.9% and 55.8% of food sales in the first quarter of 2007 and 2006, respectively.
Labor and Benefits Expenses
Consolidated labor and benefits expenses were 34.5% and 33.8% of net food sales in the first quarter of 2007 and 2006, respectively. The labor and benefits ratio in Perkins and Marie Callender’s restaurant segments decreased 0.7 and 0.4 percentage points, respectively, in the first quarter of 2007, while the Foxtail segment labor and benefits ratio increased by 2.0 percentage points. The improvement in the Perkins and Marie Callender’s restaurant segments was primarily due to workers’ compensation costs which decreased by $612,000 and medical costs which decreased by $680,000. The improvement was partially offset by an increase in the average wage rate. The increase in the Foxtail segment is due primarily to the decrease in sales.
Operating Expenses
Approximately 94.2% and 93.7% of total operating expenses in the first quarter of 2007 and 2006, respectively, were incurred in the Perkins and Marie Callender’s restaurant segments. The most significant components of operating expenses were rent, utilities, advertising, restaurant supplies, repair and maintenance and property taxes. Total operating expenses, as a percentage of total sales, were 24.7% and 23.8% in the first quarter of 2007 and 2006, respectively, as Perkins restaurant segment operating expenses were 26.4% and 26.3% of segment food sales, respectively and Marie Callender’s restaurant segment operating expenses were 26.8% and 26.6% of segment food sales, respectively.
Total operating expenses of $44,094,000 in the first quarter of 2007 increased by $3,799,000 over the first quarter of 2006. The increase was primarily due to the additional twenty-one days of operations at Marie Callender’s in the first quarter of 2007.

General and Administrative Expenses
The most significant components of general and administrative (“G&A”) expenses were corporate labor and benefits, occupancy costs and outside services. G&A expenses were 8.0% of total revenues in the first quarter of both 2007 and 2006.
Depreciation and Amortization
Depreciation and amortization expense was $7,121,000 and $6,093,000 in the first quarter of 2007 and 2006, respectively. The increase in depreciation and amortization in the first quarter of 2007 is primarily attributable to the step-up in the basis of Perkins’ depreciable assets related to the Acquisition.
Asset Impairments and Closed Store Expenses
Asset impairments and closed store expenses consist primarily of the write-down to fair value for impaired stores and adjustments to the reserve for closed stores. During the first quarter of 2007, we recorded adjustments for asset impairment and adjustments to the reserve for closed stores of $155,000. During the first quarter of 2006, PMCR terminated its lease for an aircraft used by the Company. In accordance with the terms of the lease, PMCR paid a termination fee and as a result, the Company recorded a net loss of $366,000. Also in the first quarter of 2006, we recognized a net gain on the disposition of assets of $46,000.
Interest, net
Interest, net was $9,481,000 or 5.3% of total revenues in the first quarter of 2007 compared to $11,748,000 or 7.0% of total revenues in the first quarter of 2006. The decrease is mainly due to the repayment of WRG’s indebtedness with proceeds of the Term Loan obtained in connection with the May 2006 Combination. Interest rates on WRG’s indebtedness were significantly higher than the interest rates on the Term Loan.
Taxes
The effective federal and state income tax rates were 0.0% in the first quarter of both 2007 and 2006. The Company has a valuation allowance against deferred tax deductions, losses and credits. In the first quarter of both 2007 and 2006, no tax benefit of the losses or credits was recognized.
CAPITAL RESOURCES AND LIQUIDITY
Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. In conjunction with the Acquisition, the Company issued $190,000,000 of unsecured 10% Senior Notes (“10% Senior Notes”) due October 1, 2013. In connection with the Combination, the Company entered into an amended and restated credit agreement (the “Credit Agreement”). Pursuant to the Credit Agreement, the lenders made available the following: (1) a five-year revolving credit facility of up to $40,000,000, including a sub-facility for letters of credit in an amount not to exceed $25,000,000 and a sub-facility for swingline loans in an amount not to exceed $5,000,000 (the “Revolver”); and (2) a seven-year term loan credit facility not to exceed $100,000,000 (the “Term Loan”)
All amounts under the Credit Agreement bear interest at floating rates based on the agent’s base rate plus an applicable margin, or LIBOR rate plus an applicable margin as defined in the Credit Agreement. All indebtedness under the Credit Agreement is collateralized by a first priority lien on substantially all of the assets of the Company and its wholly-owned subsidiaries. As of April 22, 2007, there were borrowings of $9,600,000 and approximately $11,326,000 of letters of credit outstanding under the Revolver. The letters of credit are primarily utilized in conjunction with our workers’ compensation programs. As of April 22, 2007, we had approximately $303,994,000 of debt outstanding consisting of debt from the 10% Senior Notes, the Term Loan, the Revolver and capital lease obligations.
Subject to our performance, which, if adversely affected, could adversely affect the availability of funds, we expect to be able to meet our liquidity requirements for the next twelve months through cash provided by operations and through borrowings available under our Credit Agreement.
With respect to the Credit Agreement, restrictions are placed on the Company’s ability and the ability of our subsidiaries to (i) incur additional indebtedness;(ii) create liens on our assets;(iii) make loans, advances, investments or acquisitions; (iv) engage in mergers;

(v) dispose of our assets;(vi) pay certain restricted payments and dividends;(vii) exchange and issue capital stock;(viii) engage in certain transactions with affiliates;(ix) amend certain material agreements; and (x) enter into agreements that restrict our ability or the ability of our subsidiaries to grant liens or make distributions.
Our debt indentures contain certain financial covenants of which we are currently in compliance.
Working Capital and Cash Flows
At April 22, 2007, we had a negative working capital balance of $26.8 million. Like many other restaurant companies, the Company is able to, and may more often than not, operate with negative working capital. We are able to operate with a substantial working capital deficit because (1) restaurant revenues are received primarily on a cash and near-cash basis with a low level of accounts receivable, (2) rapid turnover results in a limited investment in inventories, and (3) accounts payable for food and beverages usually become due after the receipt of cash from the related sales.
The following table sets forth summary cash flow data for the quarters ended April 22, 2007 and April 16, 2006 (in thousands):

	Quarter Ended	Quarter Ended
	April 22, 2007	April 16, 2006
Cash flows used in operating activities	$(8,481)	$(6,496)
Cash flows used in investing activities	(5,415)	(2,520)
Cash flows provided by financing activities	8,951	8,965
Operating activities
Cash used in operating activities totaled $8,481,000 for the quarter ended April 22, 2007 compared to cash used in operating activities of $6,496,000 for the quarter ended April 16, 2006. The increase in cash used in operating activities is primarily due to an increase in inventories and a decrease in accounts payable and accrued expenses.
Investing activities
Cash flows used in investing activities for the quarter ended April 22, 2007 were $5,415,000 compared to cash used in investing activities of $2,520,000 for the quarter ended April 16, 2006. During the first quarter of 2007, the primary cash outflow from investing activities was $5,418,000 of capital expenditures. During the first quarter of 2006, the primary cash outflow from investing activities was $3,634,000 of capital expenditures, which was partially offset by proceeds from sale of assets of $1,114,000.
Financing activities
Cash flows provided by financing activities for the quarter ended April 22, 2007 were $8,951,000 compared to cash flows provided by financing activities of $8,965,000 for the quarter ended April 16, 2006. During the first quarter of 2007, the primary cash flows included net proceeds of $9,600,000 from the Revolver. During the first quarter of 2006, the primary cash flows included an $8,815,000 capital contribution from our parent and net proceeds of $1,060,000 from the Revolver.
The principal uses of cash during the quarter, other than the repayment of debt with proceeds of debt, were capital expenditures, debt issuance costs and payments under our capital lease obligations. Capital expenditures consisted primarily of restaurant improvements and remodels. The following table summarizes capital expenditures for each quarter presented (in thousands):

	Quarter Ended	Quarter Ended
	April 22, 2007	April 16, 2006
New restaurants	$1,232	$25
Restaurant improvements	2,145	1,699
Restaurant remodeling and reimaging	1,087	1,304
Manufacturing plant improvements	332	239
Other	622	367

Total Capital Expenditures	$5,418	$3,634

Our capital budget for 2007 is $23,600,000 and includes plans to open eight new Company-operated Perkins restaurants. The source of funding for these expenditures is expected to be cash provided by operations and the Revolver. Capital spending could vary significantly from planned amounts as certain of these expenditures are discretionary in nature.
CASH CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
Cash Contractual Obligations
Our cash contractual obligations presented in the Company’s 2006 Annual Report on Form 10-K have not changed except for our borrowings of $9,600,000 under the Revolver during the quarter ended April 22, 2007. Borrowings under the Revolver are not due until the Credit Agreement terminates on May 3, 2011.
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, but it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 could impact fair values assigned to assets and liabilities in any future acquisition.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115,” which permits an entity to measure certain financial assets and financial liabilities at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the first fiscal year beginning after November 15, 2007. At this time, we do not expect to adopt the fair value option for assets and liabilities; however, future events and circumstances may impact that decision.
IMPACT OF INFLATION
We do not believe that our operations are affected by inflation to a greater extent than are the operations of others within the restaurant industry. In the past, we have generally been able to offset the effects of inflation through selective menu price increases.
INFORMATION CONCERNING FORWARD LOOKING STATEMENTS
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
Interest Rate Risk. Our primary market risk is interest rate exposure with respect to our floating rate debt. Our Credit Agreement may require us to employ a hedging strategy through derivative financial instruments to reduce the impact of adverse changes in interest rates. We do not plan to hold or issue derivative instruments for trading purposes. In the future, we may enter into other interest rate swaps to manage the risk of our exposure to market rate fluctuations. As of April 22, 2007, our Revolver will permit borrowings of up to approximately $19,074,000 (after giving effect to $9,600,000 in borrowings and $11,326,000 in letters of credit outstanding). For the twelve months ended April 22, 2007, after giving effect to the Revolver, which carries a variable interest rate, a 100 basis point change in interest rate (assuming $40,000,000 was outstanding under this Credit Agreement) would have impacted us by $400,000.
Foreign Currency Exchange Rate Risk. We conduct foreign operations in Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated and other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of April 22, 2007, to be material.
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
Based on the results of our review, the determination was made that there were no control deficiencies that represented material weaknesses in our disclosure controls and procedures. As a result of this determination, the Company’s management, including the Company’s CEO and the CFO, concluded that our disclosure controls and procedures were effective as of April 22, 2007.
There were no changes in our internal control over financial reporting during the quarter ended April 22, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
As reported in the Company’s Form 10-K for the fiscal year ended December 31, 2006, we are party to various legal proceedings in the ordinary course of business. There have been no material developments with regard to these proceedings, either individually or in the aggregate, that are likely to have a material adverse effect on the Company’s financial position or results of operations.
ITEM 1A. Risk Factors
There have been no material changes with regard to the risk factors previously disclosed under the caption “Risk Factors” in Item 1a of the Company’s Form 10-K for the fiscal year ended December 31, 2006.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
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

PERKINS & MARIE CALLENDER’S INC.

DATE: July 18, 2007	BY:	/s/ James W. Stryker

James W. Stryker Chief Financial Officer