Form 10-Q
period 2007-07-15
PERKINS & MARIE CALLENDER'S INC
filed 2007-08-29
CIK 1047040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 15, 2007
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by ☑ whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of July 15, 2007: 10,820.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Second	Second
	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	July 15, 2007	July 9, 2006	July 15, 2007	July 9, 2006
REVENUES:
Food sales	$122,702	$129,507	$291,590	$290,122
Franchise and other revenue	7,408	7,403	16,806	16,434

Total Revenues	130,110	136,910	308,396	306,556

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	33,685	37,651	81,008	85,691
Labor and benefits	42,048	43,938	100,369	98,184
Operating expenses	32,590	31,961	76,684	72,243
General and administrative	10,676	11,713	24,900	25,282
Transaction costs	568	1,736	752	2,290
Depreciation and amortization	5,769	8,223	12,890	14,316
Interest, net	7,217	9,778	16,698	21,525
Asset impairments and closed store expenses	(146)	1	9	321
Gain on extinguishment of debt	—	(12,581)	—	(12,581)
Other, net	344	599	314	544

Total Costs and Expenses	132,751	133,019	313,624	307,815

(Loss) income before income taxes and minority interests	(2,641)	3,891	(5,228)	(1,259)
Provision for income taxes	—	—	—	—
Minority interests	82	95	244	169

NET (LOSS) INCOME	$(2,723)	$3,796	$(5,472)	$(1,428)

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 15, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,402	$9,069
Restricted cash	10,440	11,193
Receivables, less allowances for doubtful accounts of $1,562 and $1,624 in 2007 and 2006, respectively	19,814	18,316
Inventories	13,889	10,996
Prepaid expenses and other current assets	6,854	4,824

Total current assets	54,399	54,398

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $106,151 and $96,458 in 2007 and 2006, respectively	90,992	91,044
INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS	203	238
GOODWILL	30,038	30,038
INTANGIBLE ASSETS, net of accumulated amortization of $15,596 and $14,018 in 2007 and 2006, respectively	155,214	156,792
DEFERRED INCOME TAXES	708	708
OTHER ASSETS	12,910	13,627

Total Assets	$344,464	$346,845

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par and share amounts)

	July 15, 2007	December 31, 2006
	(Unaudited)
LIABILITIES AND STOCKHOLDER’S INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$20,639	$22,799
Accrued expenses	50,447	58,288
Accrued income taxes	198	75
Franchise advertising contributions	6,108	5,392
Current maturities of long-term debt and capital lease obligations	1,549	1,706

Total current liabilities	78,941	88,260

CAPITAL LEASE OBLIGATIONS, less current maturities	6,461	6,249
LONG-TERM DEBT, less current maturities	296,542	286,379
DEFERRED RENT	10,572	9,768
OTHER LIABILITIES	12,736	11,785
MINORITY INTEREST IN CONSOLIDATED PARTNERSHIPS	119	75
STOCKHOLDER’S INVESTMENT:
Common stock, $.01 par value, 100,000 shares authorized, 10,820 issued and outstanding	1	1
Additional paid-in capital	136,131	136,131
Other comprehensive income	66	13
Accumulated deficit	(197,105)	(191,816)

Total stockholder’s investment	(60,907)	(55,671)

Total Liabilities and Stockholder’s Investment	$344,464	$346,845

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Year-to-Date	Year-to-Date
	Ended	Ended
	July 15, 2007	July 9, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,472)	$(1,428)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities :
Depreciation and amortization	12,890	14,316
Amortization of debt discount	173	173
Other non-cash income and expense items	309	6,412
Gain on extinguishment of debt	—	(12,581)
Gain on disposition of assets	(385)	(94)
Asset write-down	394	49
Minority interests	244	169
Equity in net loss of unconsolidated partnerships	35	109
Net changes in operating assets and liabilities	(12,055)	(4,970)

Total adjustments	1,605	3,583

Net cash (used in) provided by operating activities	(3,867)	2,155

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(11,190)	(7,939)
Proceeds from sale of assets	3	1,547

Net cash used in investing activities	(11,187)	(6,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(403)	(439)
Proceeds from long-term debt	—	101,541
Payments on long-term debt	(510)	(101,561)
Proceeds from revolver	45,500	3,800
Payments on revolver	(35,000)	(3,800)
Debt issuance costs	—	(2,720)
Distributions to minority partners	(200)	(162)
Capital contribution from parent	—	12,545

Net cash provided by financing activities	9,387	9,204

Net (decrease) increase in cash and cash equivalents	(5,667)	4,967

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	9,069	3,988

Balance, end of period	$3,402	$8,955

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S INVESTMENT
(unaudited)
(in thousands)

				Accumulated
		Additional	Notes	Other	Retained
	Common	Paid-in	Secured	Comprehensive	Earnings
	Stock	Capital	By Stock	Income	(Deficit)	Total
Balance at December 25, 2005	$1	$123,907	$(1,308)	$14	$(182,444)	$(59,830)

Capital contribution	—	12,545	—	—	—	12,545

Net loss	—	—	—	—	(9,372)	(9,372)
Currency translation adjustment	—	—	—	(1)	—	(1)

Total comprehensive loss						(9,373)

Note forgiveness	—	(321)	1,308	—	—	987

Balance at December 31, 2006	1	136,131	—	13	(191,816)	(55,671)

Cumulative adjustment (Note 11)	—	—	—	—	183	183

Net loss	—	—	—	—	(5,472)	(5,472)
Currency translation adjustment	—	—	—	53	—	53

Total comprehensive loss						(5,419)

Balance at July 15, 2007	$1	$136,131	$—	$66	$(197,105)	$(60,907)

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Organization
Organization —
Perkins & Marie Callender’s Inc. (formerly known as The Restaurant Company (“TRC”, “Perkins”), together with its consolidated subsidiaries, the “Company,” or “PMCI”), is a wholly-owned subsidiary of Perkins & Marie Callender’s Holding Inc. (“PMCH”), formerly known as The Restaurant Holding Corporation. The Company is the sole stockholder of Perkins & Marie Callender’s Realty LLC, formerly known as TRC Realty LLC (“PMCR”), Perkins & Marie Callender’s of Minnesota, Inc., formerly known as The Restaurant Company of Minnesota (“PMCM”), Perkins Finance Corp. (“PFC”) and Wilshire Restaurant Group, LLC (“WRG”).
The Company operates two restaurant concepts: (1) full-service family dining restaurants located primarily in the Midwest, Florida and Pennsylvania under the name Perkins Restaurant and Bakery, which were historically owned by Perkins, and (2) mid-priced, casual-dining restaurants, specializing in the sale of pie and other bakery items, located primarily in the western United States under the name Marie Callender’s Restaurant and Bakery (“Marie Callender’s”), which were historically owned by WRG.
Through our bakery goods manufacturing segment (“Foxtail”), we also offer cookie doughs, muffin batters, pancake mixes, pies and other food products for sale to food service distributors and to our Perkins and Marie Callender’s Company-operated and franchised restaurants.
Wilshire Restaurant Group, LLC —
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
(2) Basis of Presentation
On May 3, 2006, WRG and Perkins, under the common control of Castle Harlan, Inc. (“Castle Harlan”), were combined (the “Combination”). Pursuant to a stock purchase agreement (the “Stock Purchase Agreement”), the Company purchased all of the outstanding equity of WRG, and the shareholders of WRG received equity interests in Perkins & Marie Callender’s Holding LLC (“P&MC Holding LLC”) in exchange for their WRG equity. From September 21, 2005 (date of common control) through May 3, 2006, both Perkins and WRG were portfolio companies under the common control of Castle Harlan; therefore, the financial statements of both entities have been presented retroactively on a consolidated basis, in a manner similar to a pooling of interest, from September 21, 2005. This transaction is described more fully in Note 5, “Combination of Companies Under Common Control.”
The consolidated interim financial statements included in this report have been prepared by the Company without audit in accordance with U.S. generally accepted accounting principles. In the opinion of the Company’s management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve royalty revenue recognition and provisions for related uncollectible accounts, asset impairments and valuation allowances for income taxes.
The results of operations for the interim period ended July 15, 2007 are not necessarily indicative of operating results for the full year. The consolidated interim financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s 2006 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on June 27, 2007.
(3) Accounting Reporting Period
Our financial reporting is based on thirteen four-week periods ending on the last Sunday in December. The first quarter each year includes four four-week periods and, typically, the second, third and fourth quarters include three four-week periods. In 2006, as is the case every six years, the fourth quarter included two four-week periods and one five-week period. The first and second quarters of 2007 ended April 22 and July 15, respectively. The third and fourth quarters of 2007 will end on October 7 and December 30, respectively.
In 2006, WRG’s quarterly results were based on thirteen-week quarters. Beginning in the first quarter of 2007, WRG adopted Perkins’ reporting calendar, which is based on thirteen four-week accounting periods. Accordingly, the accompanying consolidated statement of operations for the second quarter ended July 9, 2006 includes the financial results of WRG for the 91-day period from March 31, 2006 through June 29, 2006. The accompanying consolidated statement of operations for the second quarter ended July 15, 2007 includes the financial results of WRG for three four-week periods, or 84 days.
The accompanying consolidated statements of operations and cash flows for the year-to-date period ended July 9, 2006 include the 2006 year-to-date financial results of WRG for the 182-day period from December 30, 2005 through June 29, 2006. The accompanying consolidated statements of operations and cash flows for the year-to-date period ended July 15, 2007 include the 2007 year-to-date financial results of WRG for seven four-week periods, or 196 days.
(4) Comprehensive Income/Loss
Comprehensive income/loss includes net income/loss and foreign currency translation adjustments. Comprehensive loss for the second quarter and year to date ended July 15, 2007 was $2,684,000 and $5,419,000, respectively, and included the effect of gains from translation adjustments of $39,000 and $53,000, respectively. Comprehensive income for the second quarter ended July 9, 2006 was $3,802,000 and included the effect of gains from translation adjustments of $6,000. Comprehensive loss for the year to date ended July 9, 2006 was $1,416,000 and included the effect of gains from translation adjustments of $12,000.
(5) Combination of Companies Under Common Control
As discussed in Note 2, on May 3, 2006, the Combination was completed pursuant to the Stock Purchase Agreement and WRG became a direct wholly-owned subsidiary of the Company. The consideration under the Stock Purchase Agreement was paid to WRG stockholders in the form of equity interests in P&MC Holding LLC, the Company’s indirect parent.
In connection with the Combination, the Company repaid the outstanding indebtedness of WRG in the amount of approximately $101,000,000 and assumed capital lease obligations of WRG in the amount of approximately $7,000,000. The Company obtained funds for the repayment of WRG’s outstanding indebtedness from a $140,000,000 amended and restated credit agreement, described in Note 10, “Long-Term Debt.” The Company recognized a gain of $12,581,000 on its extinguishment of certain debt and related accrued interest due to the Company’s successful negotiation of concessions.

The Company has classified certain expenses directly attributable to the Combination and certain non-recurring expenses incurred as a result of the Combination as transaction costs on the consolidated statements of operations.
(6) Commitments and Contingencies
We are a party to various legal proceedings in the ordinary course of business. We do not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial statements.
As of July 15, 2007, three Perkins franchisees otherwise unaffiliated with the Company owned 91 of the 324 franchised restaurants. These franchisees operated 43, 27 and 21 restaurants, respectively. During the second quarter of 2007, these three Perkins franchisees paid royalties and license fees of $448,000, $326,000 and $376,000, respectively. During the year-to-date period ended July 15, 2007, these three Perkins franchisees paid royalties and license fees of $1,117,000, $771,000 and $840,000, respectively.
As of July 15, 2007, three Marie Callender’s franchisees otherwise unaffiliated with the Company owned 14 of the 46 franchised restaurants. These franchisees operated six, four and four restaurants, respectively. During the second quarter of 2007, these three Marie Callender’s franchisees paid royalties and license fees of $148,000, $119,000 and $94,000, respectively. During the year-to-date period ended July 15, 2007, these three Marie Callender’s franchisees paid royalties and license fees of $363,000, $292,000 and $202,000, respectively.
The majority of our franchise revenues are generated from franchisees owning individually less than five percent (5%) of total franchised restaurants, and, therefore, the loss of any one of these franchisees would not have a material impact on our results of operations.
The Company has arrangements with several different parties to whom territorial rights were granted in exchange for specified payments. The Company makes specified payments to those parties based on a percentage of gross sales from certain Perkins restaurants and for new Perkins restaurants opened within those geographic regions. During the second quarter of 2007 and 2006, we paid an aggregate of $687,000 and $672,000, respectively, and during the year-to-date period of 2007 and 2006, we paid an aggregate of $1,486,000 and $1,494,000, respectively, under such arrangements. Three such agreements are currently in effect. Of these, one expires in the year 2075, one expires upon the death of the beneficiary and the remaining agreement remains in effect as long as we operate Perkins restaurants in certain states.
(7) Supplemental Cash Flow Information
The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the year-to-date period ended July 15, 2007 and July 9, 2006 consists of the following (in thousands):

	Year-to-Date	Year-to-Date
	Ended	Ended
	July 15, 2007	July 9, 2006
(Increase) Decrease in:
Receivables	$(1,267)	$1,010
Inventories	(2,893)	(958)
Prepaid expenses and other current assets	(2,030)	386
Other assets	699	(629)

Increase (Decrease) in:
Accounts payable	(2,160)	(2,370)
Accrued expenses and other current liabilities	(5,010)	(1,037)
Other liabilities	606	(1,372)

	$(12,055)	$(4,970)

(8) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	July 15, 2007	December 31, 2006
Payroll and related benefits	$15,810	$18,209
Property, real estate and sales taxes	5,716	4,692
Insurance	2,282	5,086
Gift cards and gift certificates	5,502	8,233
Advertising	1,228	1,262
Interest	7,151	6,085
Management fees	2,055	2,210
Other	10,703	12,511

	$50,447	$58,288

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

The following presents revenues and other financial information by business segment (in thousands):

	Second Quarter	Second Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	July 15, 2007	July 9, 2006	July 15, 2007	July 9, 2006
Revenue
Perkins Restaurants	$67,592	$66,250	$158,673	$156,975
Marie Callender’s Restaurants	45,305	50,537	110,575	102,814
Perkins Franchise	5,050	5,160	11,466	11,809
Marie Callender’s Franchise	1,153	1,230	2,767	2,507
Foxtail	13,619	14,831	32,201	34,688
Intersegment revenue	(3,812)	(2,111)	(9,859)	(4,355)
Other	1,203	1,013	2,573	2,118

Total	$130,110	$136,910	$308,396	$306,556

	Second Quarter	Second Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	July 15, 2007	July 9, 2006	July 15, 2007	July 9, 2006
Segment net income (loss)
Perkins Restaurants	$6,630	$4,336	$14,368	$11,781
Marie Callender’s Restaurants	1,566	1,448	4,620	3,358
Perkins Franchise	4,568	4,570	10,178	10,602
Marie Callender’s Franchise	1,153	1,230	2,766	2,507
Foxtail	1,033	1,933	2,540	4,562
Other	(17,673)	(9,721)	(39,944)	(34,238)

Total	$(2,723)	$3,796	$(5,472)	$(1,428)

		December 31,
	July 15, 2007	2006
Segment Assets
Perkins Restaurants	$97,875	$94,146
Marie Callender’s Restaurants	35,284	36,393
Perkins Franchise	122,684	123,392
Marie Callender’s Franchise	382	386
Foxtail	44,034	41,715
Other	44,205	50,813

Total	$344,464	$346,845

The components of the other segment loss are as follows (in thousands):

	Second Quarter	Second Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	July 15, 2007	July 9, 2006	July 15, 2007	July 9, 2006
General and administrative expenses	$9,554	$10,514	$22,128	$22,664
Depreciation and amortization expenses	1,143	572	2,045	1,386
Interest expense, net	7,217	9,778	16,698	21,525
Gain on disposition of assets, net	(394)	(39)	(385)	(94)
Asset write-down	248	40	394	49
Lease termination	—	—	—	366
Transaction costs	568	1,736	752	2,290
Minority interest	82	95	244	169
Licensing revenue	(1,093)	(965)	(2,322)	(1,909)
Gain on extinguishment of debt	—	(12,581)	—	(12,581)
Other	348	571	390	373

	$17,673	$9,721	$39,944	$34,238

(10) Long-Term Debt
As of July 15, 2007, our credit facilities (the “Credit Agreement”) provide: (1) a five-year revolving credit facility of up to $40,000,000, including a sub-facility for letters of credit in an amount not to exceed $25,000,000 and a sub-facility for swingline loans in an amount not to exceed $5,000,000 (the “Revolver”); and (2) a seven-year term loan credit facility not to exceed $100,000,000 (the “Term Loan”). All amounts under the Credit Agreement bear interest at floating rates based on the agent’s base rate plus an applicable margin, or LIBOR rate plus an applicable margin as defined in the Credit Agreement. The interest rate on Credit Agreement borrowings at July 15, 2007 was 10.0%. As of July 15, 2007, there were borrowings of $10,500,000 outstanding (and approximately $11,326,000 of letters of credit outstanding) under the Revolver and $99,000,000 outstanding under the Term Loan. The letters of credit are primarily utilized in conjunction with the Company’s workers’ compensation programs.
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
(11) Income Tax
The effective tax provision rate for the second quarter ended July 15, 2007 and the second quarter ended July 9, 2006 was 0.0%. Our effective rate differs from statutory rates primarily due to a valuation allowance for deductible temporary differences and net operating loss and credit carryforwards generated during 2006 and expected to be generated during 2007. For the second quarter ended July 15, 2007 the Company included, as a component of income taxes, $103,000 of interest expense related to uncertain income tax positions. The interest expense was offset by federal income tax credits generated during 2007 that are able to be carried-back and reduce federal alternative minimum tax.
On January 1, 2007, the Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income
Taxes — an Interpretation of FASB Statement No. 109, (“FIN 48”). As a result of the implementation of FIN 48, the Company recognized a decrease of approximately $183,000 in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the Company had approximately $5,442,000 of unrecognized tax benefits, all of which, if recognized, would favorably affect the Company’s effective tax rate. Included therein, the Company has $3,086,000 of unrecognized tax benefits reducing federal and state net operating loss carry forward and federal tax credit carry forward deferred tax assets that if recognized would be subject to a valuation allowance. The Company expects that the total amount of its unrecognized tax benefits will decrease between $600,000 and $1,000,000 during 2007 due to various state tax examinations and expiration of statutes.
The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income taxes. As of January 1, 2007, the Company had $275,000 of accrued interest and penalties.
The Company’s tax returns are open to federal and state tax audits until the applicable statute of limitations expire. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2003. For the majority of states where the Company has a significant presence, it is also no longer subject to tax examination by state tax authorities for tax years before 2003.
(12) Employee Subscription Agreements and Strip Subscription Agreements
Employee Subscription Agreements:
Certain of the Company’s executives and other employees have been granted common units of P&MC Holding LLC, which represent an ownership interest in P&MC Holding LLC, pursuant to employee subscription agreements. Common units granted to an employee pursuant to employee subscription agreements are granted at no cost to the employee. These common units are subject to vesting. The granted common units vest upon certain dates if the employee is employed by the Company as of such date as follows:

Date	Percentage
First anniversary of January 31, 2007	25%
Second anniversary of January 31, 2007	50%
Third anniversary of January 31, 2007	75%
Fourth anniversary of January 31, 2007	100%
In addition, upon certain change in control events if, upon the occurrence of such an event, the employee is employed as of such date, the employee’s outstanding time vesting securities that have not become vested at the date of such change in control, shall immediately vest simultaneously with the consummation of the change in control.
Upon termination of employment, unvested common units will be immediately and automatically forfeited and vested common units will be subject to repurchase pursuant to the terms of P&MC Holding LLC’s unitholder’s agreement. Stock-based employee compensation expense related to this plan will be charged to the Company based on the recognition and measurement provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” and related interpretations. The compensation expense measured at the date of grant is amortized over the vesting period. If a change in control event occurs, the common units granted, which have not fully vested immediately prior to the change in control event, will become fully vested and related compensation expense will be recognized at the time of the change in control event.
Strip Subscription Agreements:
Certain of the Company’s executives have purchased common units of P&MC Holding LLC, which represent an ownership interest in P&MC Holding LLC, pursuant to strip subscription agreements.
(13) Recent Accounting Pronouncements
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115,” which permits an entity to measure certain financial assets and financial liabilities at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the first fiscal year beginning after November 15, 2007. At this time, we do not expect to adopt the fair value option for any assets and liabilities; however, future events and circumstances may impact that decision.

(14) Condensed Consolidated Financial Information
In September 2005, the Company issued the 10% Senior Notes. All of the Company’s consolidated subsidiaries that are 100% owned provide a joint and several, full and unconditional guarantee of the securities. There are no significant restrictions on the Company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or loan. Additionally, there are no significant restrictions on the guarantor subsidiaries’ ability to obtain funds from the Company or its direct or indirect subsidiaries. PMCM merged into the Company on February 1, 2007; therefore, PMCM is not presented separately as a guarantor for statements presented after that date.
The following consolidating balance sheets, statements of operations and statements of cash flows are provided for the parent company and all subsidiaries. The information has been presented as if the parent company accounted for its ownership of the guarantor subsidiaries using the equity method of accounting.
Consolidating Statement of Operations for the quarter ended July 15, 2007 (unaudited; in thousands):

		Guarantors				Consolidated
	PMCI	WRG	Other	Non-Guarantors	Eliminations	PMCI

Revenue
Food sales	$76,823	$39,798	$—	$6,081	$—	$122,702
Franchise and other revenue	5,051	2,357	—	—	—	7,408

Total revenues	81,874	42,155	—	6,081	—	130,110

Cost and expenses

Cost of sales (excluding depreciation shown below):
Food cost	20,872	11,155	—	1,658	—	33,685
Labor and benefits	25,695	14,285	—	2,068	—	42,048
Operating expenses	19,573	10,905	—	2,112	—	32,590
General and administrative	9,043	1,633	—	—	—	10,676
Transaction costs	568	—	—	—	—	568
Depreciation and amortization	4,146	1,326	—	297	—	5,769
Interest, net	6,971	249	—	(3)	—	7,217
Asset impairments and closed store expenses	(394)	224	—	24	—	(146)
Other, net	(25)	369	—	—	—	344

Total costs and expenses	86,449	40,146	—	6,156	—	132,751

(Loss) income before income taxes and minority interests	(4,575)	2,009	—	(75)	—	(2,641)

Benefit from (provision for) income taxes	—	—	—	—	—	—
Minority interests	—	—	—	82	—	82
Equity in earnings (loss) of subsidiaries	1,852	—	—	—	(1,852)	—

NET (LOSS) INCOME	$(2,723)	$2,009	$—	$(157)	$(1,852)	$(2,723)

Consolidating Statement of Operations for the quarter ended July 9, 2006 (unaudited; in thousands):

		Guarantors					Consolidated
	PMCI	PMCM	WRG	Other	Non-Guarantors	Eliminations	PMCI

Revenue
Food sales	$57,703	$18,731	$45,862	$—	$7,211	$—	$129,507
Franchise and other revenue	3,187	3,654	2,243	—	—	(1,681)	7,403

Total revenues	60,890	22,385	48,105	—	7,211	(1,681)	136,910

Cost and expenses
Cost of sales (excluding depreciation shown below):
Food cost	16,785	4,162	14,711	—	1,993	—	37,651
Labor and benefits	18,906	6,736	15,914	—	2,382	—	43,938
Operating expenses	12,743	5,926	11,802	—	2,409	(919)	31,961
General and administrative	8,325	765	3,385	—	—	(762)	11,713
Transaction costs	1,187	—	549	—	—	—	1,736
Depreciation and amortization	5,776	461	1,650	—	336	—	8,223
Interest, net	6,243	(31)	3,564	—	2	—	9,778
Asset impairments and closed store expenses	(49)	—	27	—	23	—	1
Gain on extinguishment of debt	—	—	(12,581)	—	—	—	(12,581)
Other, net	(46)	—	645	—	—	—	599

Total costs and expenses	69,870	18,019	39,666	—	7,145	(1,681)	133,019

(Loss) income before income taxes and minority interests	(8,980)	4,366	8,439	—	66	—	3,891

(Benefit from) provision for income taxes	(1,643)	1,643	—	—	—	—	—
Minority interests	—	—	—	—	95	—	95
Equity in earnings (loss) of subsidiaries	11,133	—	—	—	—	(11,133)	—

NET INCOME (LOSS)	$3,796	$2,723	$8,439	$—	$(29)	$(11,133)	$3,796

Consolidating Statement of Operations for the year-to-date period ended July 15, 2007 (unaudited; in thousands):

		Guarantors				Consolidated
	PMCI	WRG	Other	Non-Guarantors	Eliminations	PMCI

Revenue
Food sales	$178,762	$97,770	$—	$15,058	$—	$291,590
Franchise and other revenue	11,467	5,339	—	—	—	16,806

Total revenues	190,229	103,109	—	15,058	—	308,396

Cost and expenses

Cost of sales (excluding depreciation shown below):
Food cost	48,674	28,126	—	4,208	—	81,008
Labor and benefits	60,618	34,909	—	4,842	—	100,369
Operating expenses	45,626	25,890	—	5,168	—	76,684
General and administrative	21,440	3,460	—	—	—	24,900
Transaction costs	615	137	—	—	—	752
Depreciation and amortization	9,139	3,065	—	686	—	12,890
Interest, net	16,115	583	—	—	—	16,698
Asset impairments and closed store expenses	(382)	366	—	25	—	9
Other, net	(36)	350	—	—	—	314

Total costs and expenses	201,809	96,886	—	14,929	—	313,624

(Loss) income before income taxes and minority interests	(11,580)	6,223	—	129	—	(5,228)

Benefit from (provision for) income taxes	—	—	—	—	—	—
Minority interests	—	—	—	244	—	244
Equity in earnings (loss) of subsidiaries	6,108	—	—	—	(6,108)	—

NET (LOSS) INCOME	$(5,472)	$6,223	$—	$(115)	$(6,108)	$(5,472)

Consolidating Statement of Operations for the year-to-date period ended July 9, 2006 (unaudited; in thousands):

		Guarantors					Consolidated
	PMCI	PMCM	WRG	Other	Non-Guarantors	Eliminations	PMCI

Revenue
Food sales	$138,169	$43,227	$93,849	$—	$14,877	$—	$290,122
Franchise and other revenue	7,296	8,004	4,625	15	—	(3,506)	16,434

Total revenues	145,465	51,231	98,474	15	14,877	(3,506)	306,556

Cost and expenses
Cost of sales (excluding depreciation shown below):
Food cost	41,181	9,925	30,358	—	4,227	—	85,691
Labor and benefits	45,347	15,645	32,479	—	4,713	—	98,184
Operating expenses	31,228	14,294	23,362	15	5,073	(1,729)	72,243
General and administrative	18,239	1,784	7,036	—	—	(1,777)	25,282
Transaction costs	1,741	—	549	—	—	—	2,290
Depreciation and amortization	9,211	1,115	3,321	—	669	—	14,316
Interest, net	12,881	(482)	9,124	—	2	—	21,525
Asset impairments and closed store expenses	270	—	28	—	23	—	321
Gain on extinguishment of debt	—	—	(12,581)	—	—	—	(12,581)
Other, net	(101)	—	645	—	—	—	544

Total costs and expenses	159,997	42,281	94,321	15	14,707	(3,506)	307,815

(Loss) income before income taxes and minority interests	(14,532)	8,950	4,153	—	170	—	(1,259)

(Benefit from) provision for income taxes	(3,346)	3,346	—	—	—	—	—
Minority interests	—	—	—	—	169	—	169
Equity in earnings (loss) of subsidiaries	9,758	—	—	—	—	(9,758)	—

NET (LOSS) INCOME	$(1,428)	$5,604	$4,153	$—	$1	$(9,758)	$(1,428)

Consolidating Balance Sheet as of July 15, 2007 (unaudited; in thousands):

		Guarantors				Consolidated
	PMCI	WRG	Other	Non-Guarantors	Eliminations	PMCI

CURRENT ASSETS:
Cash and cash equivalents	$3,135	$2,566	$—	$(2,299)	$—	$3,402
Restricted cash	10,440	—	—	—	—	10,440
Trade receivables, less allowance for doubtful accounts	13,310	6,462	—	42	—	19,814
Inventories	9,231	4,414	—	244	—	13,889
Prepaid expenses and other current assets	5,772	1,083	—	(1)	—	6,854

Total current assets	41,888	14,525	—	(2,014)	—	54,399

PROPERTY AND EQUIPMENT, net	56,328	32,125	—	2,539	—	90,992
INVESTMENTS IN CONSOLIDATED PARTNERSHIPS	—	193	—	10	—	203
GOODWILL	30,038	—	—	—	—	30,038
INTANGIBLE ASSETS, net	154,944	270	—	—	—	155,214
INVESTMENTS IN SUBSIDIARIES	(97,559)	—	—	—	97,559	—
DUE FROM SUBSIDIARIES	106,193	—	—	—	(106,193)	—
DEFERRED INCOME TAXES	708	—	—	—	—	708
OTHER ASSETS	10,894	(718)	—	2,734	—	12,910

	$303,434	$46,395	$—	$3,269	$(8,634)	$344,464

LIABILITIES AND STOCKHOLDER’S INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$14,890	$5,117	$—	$632	$—	$20,639
Accrued expenses	34,252	14,704	—	1,491	—	50,447
Accrued income taxes	198	—	—	—	—	198
Franchise advertising contributions	6,108	—	—	—	—	6,108
Current maturities of long term debt and capital lease obligations	1,150	399	—	—	—	1,549

	56,598	20,220	—	2,123	—	78,941

CAPITAL LEASE OBLIGATIONS, less current maturities	483	5,978	—	—	—	6,461
LONG-TERM DEBT, less current maturities	296,498	44	—	—	—	296,542
DEFERRED INCOME TAXES	—	—	—	—	—	—
DEFERRED RENT	6,533	3,829	—	210	—	10,572
OTHER LIABILITIES	4,229	8,503	—	4	—	12,736
DUE TO PARENT	—	109,673	—	(3,480)	(106,193)	—
MINORITY INTERESTS IN CONSOLIDATED PARTNERSHIPS	—	—	—	119	—	119

STOCKHOLDER’S INVESTMENT :
Common Stock	1	—	—	—	—	1
Preferred Stock	—	63,277	—	—	(63,277)	—
Capital in excess of par	—	(177)	—	9,515	(9,338)	—
Additional paid-in capital	136,131	—	—	—	—	136,131
Treasury stock	—	(137)	—	—	137	—
Other comprehensive income	66	—	—	—	—	66
Retained earnings (deficit)	(197,105)	(164,815)	—	(5,222)	170,037	(197,105)

	(60,907)	(101,852)	—	4,293	97,559	(60,907)

	$303,434	$46,395	$—	$3,269	$(8,634)	$344,464

Consolidating balance sheet as of December 31, 2006 (in thousands):

		Guarantors					Consolidated
	PMCI	PMCM	WRG	Other	Non-Guarantors	Eliminations	PMCI
CURRENT ASSETS:
Cash and cash equivalents	$3,132	$201	$7,158	$—	$(1,422)	$—	$9,069
Restricted cash	4,209	6,984	—	—	—	—	11,193
Trade receivables, less allowance for doubtful accounts	12,662	43	5,576	—	35	—	18,316
Inventories	6,364	481	3,882	—	269	—	10,996
Prepaid expenses and other current assets	3,781	316	693	—	34	—	4,824

Total current assets	30,148	8,025	17,309	—	(1,084)	—	54,398

PROPERTY AND EQUIPMENT, net	44,762	10,885	32,755	—	2,642	—	91,044
INVESTMENTS IN CONSOLIDATED PARTNERSHIPS	—	—	228	—	10	—	238
GOODWILL	30,038	—	—	—	—	—	30,038
INTANGIBLE ASSETS, net	45,885	110,600	307	—	—	—	156,792
INVESTMENTS IN SUBSIDIARIES	31,105	—	—	—	—	(31,105)	—
DUE FROM PMCI	—	14,494	—	—	—	(14,494)	—
DUE FROM SUBSIDIARIES	105,884	—	—	—	—	(105,884)	—
DEFERRED INCOME TAXES	708	—	—	—	—	—	708
OTHER ASSETS	11,560	—	(1,008)	—	3,075	—	13,627

	$300,090	$144,004	$49,591	$—	$4,643	$(151,483)	$346,845

CURRENT LIABILITIES:
Accounts payable	$10,756	$2,310	$8,324	$—	$1,409	$—	$22,799
Accrued expenses	28,455	7,547	20,707	—	1,579	—	58,288
Accrued income taxes	75	—	—	—	—	—	75
Franchise advertising contributions	5,392	—	—	—	—	—	5,392
Current maturities of long term debt and capital lease obligations	1,166	—	540	—	—	—	1,706

	45,844	9,857	29,571	—	2,988	—	88,260

CAPITAL LEASE OBLIGATIONS, less current maturities	94	—	6,155	—	—	—	6,249
LONG-TERM DEBT, less current maturities	286,325	—	54	—	—	—	286,379
DEFERRED RENT	5,384	—	4,164	—	220	—	9,768
OTHER LIABILITIES	4,095	—	7,690	—	—	—	11,785
DUE TO PMCM / PMCR	14,494	—	—	—	—	(14,494)	—
DUE TO PARENT	—	—	108,974	10	(3,100)	(105,884)	—
MINORITY INTERESTS IN CONSOLIDATED PARTNERSHIPS	(475)	—	423	—	127	—	75
STOCKHOLDER’S INVESTMENT:
Common Stock	1	1	—	—	—	(1)	1
Preferred Stock	—	—	63,277	—	—	(63,277)	—
Capital in excess of par	—	—	(177)	—	9,515	(9,338)	—
Additional paid-in capital	136,131	121,300	—	—	—	(121,300)	136,131
Treasury stock	—	—	(137)	—	—	137	—
Other comprehensive income	13	—	—	—	—	—	13
Retained earnings (deficit)	(191,816)	12,846	(170,403)	(10)	(5,107)	162,674	(191,816)

	(55,671)	134,147	(107,440)	(10)	4,408	(31,105)	(55,671)

	$300,090	$144,004	$49,591	$—	$4,643	$(151,483)	$346,845

Consolidating Statement of Cash Flows for the year-to-date period ended July 15, 2007 (unaudited; in thousands):

		Guarantors				Consolidated
	PMCI	WRG	Other	Non-Guarantors	Eliminations	PMCI

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,472)	$6,223	$—	$(115)	$(6,108)	$(5,472)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in the earnings of subsidiaries	(6,108)	—	—	—	6,108	—
Depreciation and amortization	9,139	3,065	—	686	—	12,890
Amortization of discount	173	—	—	—	—	173
Other non-cash income and expense items	293	16	—	—	—	309
Gain on disposition of assets	(382)	(3)	—	—	—	(385)
Asset write-down	—	371	—	23	—	394
Change in partnership’s minority interests	—	75	—	169	—	244

Equity in net loss of unconsolidated partnerships	—	35	—	—	—	35
Net changes in operating assets and liabilities	(679)	(10,899)	—	(477)	—	(12,055)

Total adjustments	2,436	(7,340)	—	401	6,108	1,605

Net cash (used in) provided by operating activities	(3,036)	(1,117)	—	286	—	(3,867)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(7,816)	(2,768)	—	(606)	—	(11,190)
Proceeds from sale of assets	—	3	—	—	—	3

Net cash investing activities	(7,816)	(2,765)	—	(606)	—	(11,187)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments under capital lease obligations	(85)	(318)	—	—	—	(403)
Payments on long-term debt	(500)	(10)	—	—	—	(510)
Proceeds from revolver	45,500	—	—	—	—	45,500
Payments on revolver	(35,000)	—	—	—	—	(35,000)
Intercompany financing	739	(359)	—	(380)	—	—
Distributions to minority partners	—	(23)	—	(177)	—	(200)

Net cash provided by (used in) financing activities	10,654	(710)	—	(557)	—	9,387

Net decrease in cash and cash equivalents	(198)	(4,592)	—	(877)	—	(5,667)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	3,333	7,158	—	(1,422)	—	9,069

Balance, end of period	$3,135	$2,566	$—	$(2,299)	$—	$3,402

Consolidating Statement of Cash Flows for the year-to-date period ended July 9, 2006 (unaudited; in thousands):

		Guarantors			Non-		Consolidated
	PMCI	PMCM	WRG	Other	Guarantors	Eliminations	PMCI

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,428)	$5,604	$4,153	$—	$1	$(9,758)	$(1,428)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in the earnings of subsidiaries	(9,758)	—	—	—	—	9,758	—
Depreciation and amortization	9,211	1,115	3,321	—	669	—	14,316
Amortization of discount	173	—	—	—	—	—	173
Other non-cash income and expense items	(239)	—	6,651	—	—	—	6,412
Gain on extinguishment of debt	—	—	(12,581)	—	—	—	(12,581)
(Gain) loss on disposition of assets	(96)	—	2	—	—	—	(94)
Asset write-down	—	—	49	—	—	—	49
Change in partnership’s minority interests	—	—	—	—	169	—	169
Equity in net loss of unconsolidated partnerships	—	—	109	—	—	—	109
Net changes in operating assets and liabilities	(2,110)	(560)	(2,421)	23	98	—	(4,970)

Total adjustments	(2,819)	555	(4,870)	23	936	9,758	3,583

Net cash (used in) provided by operating activities	(4,247)	6,159	(717)	23	937	—	2,155

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(3,370)	(1,051)	(2,901)	—	(617)	—	(7,939)
Proceeds from sale of assets	1,534	—	13	—	—	—	1,547
Intercompany activities	6,478	(6,478)	—	—	—	—	—

Net cash provided by (used in) investing activities	4,642	(7,529)	(2,888)	—	(617)	—	(6,392)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments under capital lease obligations	(149)	—	(290)	—	—	—	(439)
Proceeds from long-term debt	100,000	—	1,541	—	—	—	101,541
Payments on long-term debt	—	—	(101,561)	—	—	—	(101,561)
Proceeds from revolver	3,800	—	—	—	—	—	3,800
Payments on revolver	(3,800)	—	—	—	—	—	(3,800)
Intercompany financing	(103,577)	—	103,896	—	(319)	—	—
Debt issuance costs	(2,720)	—	—	—	—	—	(2,720)
Distributions to minority partners	—	—	—	—	(162)	—	(162)
Capital contribution from parent	12,545	—	—	—	—	—	12,545

Net cash provided by (used in) financing activities	6,099	—	3,586	—	(481)	—	9,204

Net increase (decrease) in cash and cash equivalents	6,494	(1,370)	(19)	23	(161)	—	4,967

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	1,591	1,567	2,609	(23)	(1,756)	—	3,988

Balance, end of period	$8,085	$197	$2,590	$—	$(1,917)	$—	$8,955

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
Perkins Restaurant and Bakery
Perkins, founded in 1958, has continued to adapt its menu, product offerings and building décor to meet changing consumer preferences. The Perkins’ concept is designed to serve a variety of demographically and geographically diverse customers for a wide range of dining occasions that are appropriate for the entire family. As of July 15, 2007, the Company offered a full menu of over 90 assorted breakfast, lunch, dinner, snack and dessert items ranging in price from $3.29 to $12.99, with an average guest check of $8.18 for our Company-operated restaurants. Perkins’ signature menu items include our omelettes, secret-recipe real buttermilk pancakes, Mammoth Muffins, Tremendous Twelve platter, salads, melt sandwiches and Butterball turkey entrees. Breakfast items, which are available throughout the day, account for approximately half of the entrees sold in our restaurants.
Perkins is a leading operator and franchisor of full-service family dining restaurants. As of July 15, 2007, we operated 155 full-service restaurants and franchised 324 full-service restaurants to 110 franchisees in 34 states and in 5 Canadian provinces. The footprint of our Company-operated restaurants extends over 13 states, with a significant number of restaurants in Minnesota and Florida. Our Company-operated restaurants generated average annual revenues of $1,929,000 over the thirteen periods ended July 15, 2007.
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
For the quarter ended July 15, 2007 and July 9, 2006, average royalties earned per franchised restaurant were approximately $15,400 and $15,500, respectively. The following number of Perkins’ license agreements have expiration dates in the years indicated: 2007 — six; 2008 — ten; 2009 — twelve; 2010 — eighteen; 2011 — thirteen. Upon the expiration of license agreements, franchisees typically apply for and receive new license agreements. Franchisees pay a license agreement renewal fee of $5,000 to $7,500 depending on the length of the renewal term.
Marie Callender’s Restaurant and Bakery
Marie Callender’s, founded in 1948, has one of the longest operating histories within the full-service dining sector. Marie Callender’s is known for serving quality food in a warm, pleasant atmosphere, and for its premium pies that are baked fresh daily. As of July 15, 2007, the Company offered a full menu of over 50 items ranging in price from $5.99 to $16.99. Marie Callender’s signature menu items include pot pies, quiches, full salad bar and Sunday brunch. Day part mix is split evenly between lunch and dinner.

Marie Callender’s are mid-priced, casual dining restaurants specializing in the sale of pies, operating primarily in the western United States. As of July 15, 2007, we operated 91 full-service restaurants and franchised 46 full-service restaurants to 27 franchisees in four states and Mexico. Our Company-operated restaurants’ footprint extends over nine states with 61 restaurants located in California. Our existing Company-operated restaurants generated average annual revenues of $2,251,000 over the thirteen periods ended July 15, 2007.
As of July 15, 2007, of the 137 Marie Callender’s restaurants in operation: 134 restaurants were operated under the Marie Callender’s name, one under the Marie Callender’s Grill name, one under the Callender’s Grill name and one under the East Side Mario’s name. The Company owned and operated 78 Marie Callender’s restaurants, one Callender’s Grill, the East Side Mario’s restaurant and eleven Marie Callender’s restaurants under partnership agreements. The Company has less than a 50% ownership in two of the partnership restaurants and a 57% to 95% ownership in the remaining nine locations. Franchisees owned and operated 45 Marie Callender’s restaurants and one Callender’s Grill.
The East Side Mario’s restaurant is a mid-priced Italian restaurant operating in Lakewood, California.
Marie Callender’s franchised restaurants operate pursuant to franchise agreements generally having an initial term of 15 years, and pursuant to which a royalty fee (normally 5% of gross sales) is paid. Franchisees pay a nonrefundable, one-time initial franchise fee of $25,000. Franchisees also pay a training fee of $35,000 prior to opening a restaurant. Franchisees typically have the right to renew the franchise agreement for two terms of five years each. For the quarter ended July 15, 2007 and July 9, 2006, average royalties earned per franchised restaurant were approximately $25,070 and $26,733, respectively. The decrease is primarily due to the inclusion of the additional seven days of operations at Marie Callender’s franchise restaurants in the second quarter of 2006 as compared to the second quarter of 2007 (see “Financial Statement Presentation” below). The following number of Marie Callender’s franchise agreements have expiration dates in the years indicated: 2007 — one; 2008 — four; 2009 — none; 2010 — two and 2011 — two. Upon the expiration of franchise agreements, franchisees typically apply for and receive new franchise agreements and pay a franchise agreement renewal fee of $2,500.
Manufacturing
Foxtail manufactures pies, pancake mixes, cookie doughs, muffin batters and other bakery products for both our in-store bakeries and third-party customers. One manufacturing facility in Corona, California produces pies and other bakery products to supply the Marie Callender’s restaurants and three facilities in Cincinnati, Ohio produce pies, pancake mixes, cookie doughs, muffin batters and other bakery products to supply the Perkins restaurants. In recent years, less than ten percent (10%) of the sales from the Corona, California plant have been to third party customers, whereas in excess of fifty percent of the sales from the Cincinnati, Ohio plants have been to third party customers.
OVERVIEW
Combination of Companies under Common Control
On November 12, 1999, Castle Harlan Partners III, L.P. (“CHP III”), a New York-based private equity fund managed by Castle Harlan, acquired WRG, a privately held company, through the purchase of a majority interest in the equity interests of WRG.
On September 21, 2005, Perkins & Marie Callender’s Holding Corp. (“P&MC Holding Corp.”), an affiliate of Castle Harlan Partners IV, L.P. (“CHP IV”), a New York-based private equity fund also managed by Castle Harlan, purchased all of the outstanding capital stock of the parent company of Perkins (the “Acquisition”). CHP III and CHP IV are under the common control of Castle Harlan.
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

In connection with the Combination, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) with Wachovia Bank, National Association, as administrative agent, swingline lender and issuing lender, Wachovia Capital Markets, LLC as sole lead arranger and sole book manager, BNP Paribas as syndication agent, Wells Fargo, Foothill, Inc. as documentation agent, and each other lender from time to time party thereto. Pursuant to the Credit Agreement, the lenders made available the following: (1) a five-year revolving credit facility of up to $40,000,000, including a sub-facility for letters of credit in an amount not to exceed $25,000,000 and a sub-facility for swingline loans in an amount not to exceed $5,000,000; and (2) a seven-year term loan credit facility not to exceed $100,000,000. The Company’s obligations under the Credit Agreement are guaranteed by PMCH and each of the Company’s wholly-owned subsidiaries. The obligations under the Credit Agreement are collateralized by a first priority lien on substantially all of the assets of the Company and its wholly-owned subsidiaries. Certain future subsidiaries of the Company will be required to guarantee the obligations of the Company and grant a lien on substantially all of their assets.
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
KEY FACTORS AFFECTING OUR RESULTS
The key factors that affect our operating results are our comparable restaurant sales, which are driven by our comparable customer counts and our guest check average, and our ability to manage operating expenses, such as food cost, labor and benefits. Comparable restaurant sales and comparable customer counts are measures of the percentage increase or decrease of the sales and customer counts, respectively, of restaurants open at least one full fiscal year prior to the start of the comparative year. We do not use new restaurants in our calculation of comparable restaurant sales until they are open for at least one full fiscal year in order to allow a new restaurant’s operations time to stabilize and provide more meaningful results.
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
For the quarter ended July 15, 2007, Perkins’ Company-operated restaurants’ comparable sales declined by 0.9% and Marie Callender’s Company-operated restaurants’ comparable sales declined by 0.3%. For the year-to-date period ended July 15, 2007, Perkins’ Company-operated restaurants’ comparable sales declined by 1.2% and Marie Callender’s Company-operated restaurants’ comparable sales declined by 0.1%.
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
Revenue Recognition
Revenue at our restaurants is recognized as customers pay for products at the time of sale. The revenue reporting process is covered by our system of internal controls and generally does not require significant management judgments and estimates. However, estimates are inherent in the calculation of franchisee royalty revenue. We calculate an estimate of royalty income each period and adjust royalty income when actual amounts are reported by franchisees. A $1,000,000 change in estimated franchise sales would impact royalty revenue by $40,000 to $50,000. Historically, these adjustments have not been material.
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
Insurance Reserves
We are self-insured up to certain limits for costs associated with workers’ compensation claims, property claims and benefits paid under employee health care programs. At July 15, 2007 and December 31, 2006, we had total self-insurance accruals reflected in our consolidated balance sheets of approximately $8,308,000 and $8,759,000, respectively. The measurement of these costs required the consideration of historical loss experience and judgments about the present and expected levels of cost per claim. We account for the workers’ compensation costs primarily through actuarial methods, which develop estimates of the discounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet dates. We account for benefits paid under employee health care programs using historical lag information as the basis for estimating expenses incurred as of the balance sheet dates. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. However, the use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved and the length of time until the ultimate cost is known. We believe that our recorded obligations for these expenses are consistently measured on an appropriate basis. Nevertheless, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities.
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
Goodwill and Intangibles
As of July 15, 2007, we had approximately $185,252,000 of goodwill and intangible assets on our balance sheet primarily resulting from the Acquisition. Accounting standards require that we review goodwill and non-amortizing intangible assets for impairment on at least an annual basis. The annual evaluation of intangible asset impairment, performed as of year end, requires the use of estimates about the future cash flows of each of our reporting units to determine their estimated fair values. Changes in forecasted operations and changes in discount rates can materially affect these estimates. However, once an impairment of intangible assets has been recorded, it cannot be reversed.
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
On January 1, 2007, the Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, (“FIN 48”). As a result of the implementation of FIN 48, the Company recognized a decrease of approximately $183,000 in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the Company had approximately $5,442,000 of unrecognized tax benefits, all of which, if recognized, would favorably affect the Company’s effective tax rate. Included therein, the Company has $3,086,000 of unrecognized tax benefits reducing federal and state net operating loss carry forward and federal tax credit carry forward deferred tax assets that if recognized would be subject to a valuation allowance. The Company expects that the total amount of its unrecognized tax benefits will decrease between $600,000 and $1,000,000 during the year due to various state tax examinations and expiration of statutes.
The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income taxes. As of January 1, 2007, the Company had $275,000 of accrued interest and penalties.
The Company’s tax returns are open to federal and state tax audits until the applicable statute of limitations expire. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2003. For the majority of states where the Company has a significant presence, it is also no longer subject to tax examination by state tax authorities for tax years before 2003.

RESULTS OF OPERATIONS
Financial Statement Presentation
In 2006, WRG’s quarterly results were based on thirteen-week quarters. Beginning in the first quarter of 2007, WRG adopted Perkins’ reporting calendar, which is based on thirteen four-week accounting periods. Accordingly, the accompanying consolidated statement of operations for the quarter ended July 9, 2006 includes the financial results of WRG for the 91-day period from March 31, 2006 through June 29, 2006. The accompanying consolidated statement of operations for the second quarter ended July 15, 2007 includes the financial results of WRG for three four-week periods, or 84 days.
The accompanying consolidated statements of operations and cash flows for the year-to-date period ended July 9, 2006 include the 2006 year-to-date financial results of WRG for the 182-day period from December 30, 2005 through June 29, 2006. The accompanying consolidated statements of operations and cash flows for the year-to-date period ended July 15, 2007 include the 2007 year-to-date financial results of WRG for seven four-week periods, or 196 days.
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
Overview
Our revenues are derived primarily from restaurant operations, franchise royalties and the sale of bakery products produced by Foxtail. Sales from Foxtail to Company-operated restaurants are eliminated in the accompanying statements of operations. Segment revenues as a percentage of total revenues were as follows:

	Percentage of Total Revenues
	Second Quarter	Year-to-Date
	Ended	Ended
	July 15, 2007	July 15, 2007
Perkins restaurants	51.9%	51.5%
Marie Callender’s restaurants	34.8%	35.9%
Perkins franchisees	3.9%	3.7%
Marie Callender’s franchisees	0.9%	0.9%
Foxtail	7.5%	7.2%
Other	1.0%	0.8%

Total	100.0%	100.0%

The following table reflects certain data for the Company’s quarter ended July 15, 2007 compared to the quarter ended July 9, 2006. The consolidated information is derived from the accompanying consolidated statements of operations. Data from the Company’s segments – Perkins restaurants, Marie Callender’s restaurants, Perkins franchise, Marie Callender’s franchise, Foxtail and Other is included for comparison. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable revenue amount. The food cost ratio in the consolidated results reflects the elimination of intersegment food cost of $3,812,000 and $2,111,000 in the second quarter of 2007 and 2006, respectively.

					Marie Callender’s
	Consolidated Results		Perkins Restaurants		Restaurants		Perkins Franchise
	Second Quarter Ended		Second Quarter Ended		Second Quarter Ended		Second Quarter Ended
	July 15, 2007	July 9, 2006	July 15, 2007	July 9, 2006	July 15, 2007	July 9, 2006	July 15, 2007	July 9, 2006

Food sales	$126,514	$131,618	$67,592	$66,249	$45,304	$50,537	$—	$—
Franchise and other revenue	7,408	7,403	—	—	—	—	5,051	5,160
Intersegment revenue	(3,812)	(2,111)	—	—	—	—	—	—

Total Revenues	130,110	136,910	67,592	66,249	45,304	50,537	5,051	5,160

Food cost	27.5%	29.1%	24.4%	24.5%	29.4%	30.0%	—	—
Labor and benefits	34.3%	33.9%	35.6%	36.5%	35.3%	35.6%	—	—
Operating expenses	25.0%	23.3%	26.5%	24.4%	28.1%	27.4%	9.5%	11.4%

Segment (Loss) Profit	$(2,723)	$3,796	$6,630	$4,336	$1,566	$1,448	$4,568	$4,570

	Marie Callender’s
	Franchise		Foxtail		Other (a)
	Second Quarter Ended		Second Quarter Ended		Second Quarter Ended
	July 15, 2007	July 9, 2006	July 15, 2007	July 9, 2006	July 15, 2007	July 9, 2006

Food sales	$—	$—	$13,618	$14,832	$—	$—
Franchise and other revenue	1,153	1,230	—	—	1,204	1,013
Intersegment revenue	—	—	(3,812)	(2,111)	—	—

Total Revenues	1,153	1,230	9,806	12,721	1,204	1,013

Food cost	—	—	56.5%	56.7%	—	—
Labor and benefits	—	—	14.0%	11.2%	9.7%	8.7%
Operating expenses	—	—	11.0%	9.6%	—	—

Segment Profit (Loss)	$1,153	$1,230	$1,033	$1,933	$(17,673)	$(9,721)

(a)	Licensing revenue of $1,093,000 and $965,000 for the second quarter of 2007 and 2006, respectively, is included in the Other segment revenues. The Other segment loss includes corporate general and administrative expenses, interest expense and other non-operational expenses. For details of the Other segment loss, see Note 9, “Segment Reporting” in the Notes to Consolidated Financial Statements.

The following table reflects certain data for the Company’s year-to-date period ended July 15, 2007 compared to the year-to-date period ended July 9, 2006. The consolidated information is derived from the accompanying consolidated statements of operations. Data from the Company’s segments – Perkins restaurants, Marie Callender’s restaurants, Perkins franchise, Marie Callender’s franchise, Foxtail and Other is included for comparison. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable revenue amount. The food cost ratio in the consolidated results reflects the elimination of intersegment food cost of $9,859,000 and $4,355,000 for the year-to-date period of 2007 and 2006, respectively.

					Marie Callender’s
	Consolidated Results		Perkins Restaurants		Restaurants		Perkins Franchise
	Year-to-date Ended		Year-to-date Ended		Year-to-date Ended		Year-to-date Ended
	July 15, 2007	July 9, 2006	July 15, 2007	July 9, 2006	July 15, 2007	July 9, 2006	July 15, 2007	July 9, 2006

Food sales	$301,449	$294,477	$158,673	$156,975	$110,575	$102,813	$—	$—
Franchise and other revenue	16,806	16,434	—	—	—	—	11,467	11,809
Intersegment revenue	(9,859)	(4,355)	—	—	—	—	—	—

Total Revenues	308,396	306,556	158,673	156,975	110,575	102,813	11,467	11,809

Food cost	27.8%	29.5%	25.0%	25.2%	29.8%	30.2%	—	—
Labor and benefits	34.4%	33.8%	35.7%	36.6%	35.1%	35.5%	—	—
Operating expenses	24.9%	23.6%	26.4%	25.5%	27.3%	26.9%	11.2%	10.2%

Segment (Loss) Profit	$(5,472)	$(1,428)	$14,368	$11,781	$4,620	$3,358	$10,178	$10,602

	Marie Callender’s
	Franchise		Foxtail		Other (a)
	Year-to-date Ended		Year-to-date Ended		Year-to-date Ended
	July 15, 2007	July 9, 2006	July 15, 2007	July 9, 2006	July 15, 2007	July 9, 2006

Food sales	$—	$—	$32,201	$34,689	$—	$—
Franchise and other revenue	2,766	2,507	—	—	2,573	2,118
Intersegment revenue	—	—	(9,859)	(4,355)	—	—

Total Revenues	2,766	2,507	22,342	30,334	2,573	2,118

Food cost	—	—	56.7%	56.2%	—	—
Labor and benefits	—	—	14.1%	11.6%	12.7%	9.5%
Operating expenses	—	—	10.2%	10.0%	—	—

Segment Profit (Loss)	$2,766	$2,507	$2,540	$4,562	$(39,944)	$(34,238)

(a) Licensing revenue of $2,322,000 and $1,909,000 for the year-to-date period of 2007 and 2006, respectively, is included in the Other segment revenues. The Other segment loss includes corporate general and administrative expenses, interest expense and other non-operational expenses. For details of the Other segment loss, see Note 9, “Segment Reporting” in the Notes to Consolidated Financial Statements.
Quarter Ended July 15, 2007 Compared to the Quarter Ended July 9, 2006
Restaurant Segments Overview
The operating results of the restaurant segments are impacted mainly by the following industry-wide factors: competition, comparable store sales and guest counts, restaurant openings and closings, labor and employee benefit expenses, commodity prices, energy prices, governmental legislation, general economy and weather.
Perkins restaurants’ comparable sales decreased 0.9% and Marie Callender’s restaurants’ comparable sales decreased 0.3% in the second quarter of 2007 as compared to the second quarter of 2006. The decrease in Perkins restaurants comparable sales resulted primarily from a decrease in comparable customer counts.

Marie Callender’s restaurant sales decreased $5,233,000 primarily due to the inclusion of seven additional days of revenues in the second quarter of 2006 for an estimated impact of $3,439,000.
Combined restaurant segment income increased $2,412,000 in the second quarter of 2007 compared to a year ago, primarily due to a decrease in depreciation in the Perkins restaurant segment. In the second quarter of 2006, depreciation expense was higher due to the step-up in the basis of Perkins’ depreciable assets, related to the Acquisition, and the related $2,265,000 adjustment to depreciation.
Since the end of the second quarter of 2006, the Company has opened three new Perkins restaurants, acquired three Perkins restaurants from franchisees and closed one underperforming Perkins restaurant. The Company has also opened one Marie Callender’s restaurant and closed two underperforming Marie Callender’s restaurants.
Foxtail Segment Overview
The operating results of Foxtail are impacted mainly by the following factors: external customer base, labor and employee benefit expenses, commodity prices, energy prices, governmental legislation, Perkins and Marie Callender’s restaurant openings and closings, food safety requirements and the general economy.
Foxtail operations historically managed by WRG (“Corona”) and Foxtail operations historically managed by Perkins (“Cincinnati”) are combined into one segment for reporting purposes. Foxtail’s net sales decreased $2,915,000 from the prior year’s second quarter. $1,736,000 of the decrease is due to the elimination of sales and cost of sales from Foxtail’s Corona plant to Marie Callender’s Company-operated restaurants in the second quarter of 2007, whereas sales and cost of sales from Foxtail’s Corona plant to Marie Callender’s Company-operated restaurants in the second quarter of 2006 were not eliminated. (The Corona plant intercompany sales to the Marie Callender’s Company-operated restaurants have been eliminated beginning in the fourth quarter of 2006.) The effect of this change had no effect on Foxtail’s segment income or the Company’s net loss. The decrease was also due to a decrease in sales of $411,000 in the second quarter to one contractual customer and the loss of a line of business and related sales of $1,117,000 to one major non-contractual customer. Segment income of $1,033,000 in the second quarter of 2007 decreased $900,000 as compared to the second quarter of 2006 primarily as a result of this decline in sales and a $250,000 increase in labor and benefits.
Franchise Segments Overview
The operating results of the franchise segments are mainly impacted by the same factors as those impacting the Company’s restaurant segments, excluding the operating cost factors since franchise segment income is earned primarily through royalty income.
Franchise revenues decreased $186,000 in the second quarter of 2007 compared to the prior year’s second quarter. The decrease was primarily due to a decline in royalty income at Perkins resulting primarily from a decrease of approximately 0.3% in comparable franchise restaurant sales in the second quarter of 2007 as compared to the second quarter of 2006 and a decrease in the number of Perkins’ franchise restaurants in operation.
Since the end of the second quarter of 2006, franchisees have opened eight Perkins restaurants, closed nine Perkins restaurants and sold three Perkins restaurants to the Company. Franchisees have not opened or closed any Marie Callender’s restaurants.
Revenues
Total revenues decreased $6,800,000 in the second quarter of 2007 compared to the second quarter of 2006. The decrease was primarily due to a $5,233,000 decline in sales at Marie Callender’s Company-operated restaurants due primarily to the inclusion of seven additional days of revenues in the second quarter of 2006.
Perkins restaurant sales of $67,592,000 and $66,249,000 in the second quarter of 2007 and 2006, respectively, accounted for 51.9% and 48.4% of total revenues, respectively. Perkins 0.9% decrease in comparable restaurant sales were offset by sales from the increased number of operating locations: 155 Perkins restaurants were in operation at the end of the second quarter of 2007 compared to 151 Perkins restaurants in operation at the end of the second quarter of 2006. Perkins restaurant sales increased as a percentage of total revenues due primarily to the inclusion of the seven additional days of revenues from Marie Callender’s in the second quarter of 2006.
Marie Callender’s restaurant sales of $45,304,000 and $50,537,000 in the second quarter of 2007 and 2006, respectively, accounted for 34.8% and 36.9% of total revenues, respectively. Marie Callender’s restaurant sales decreased $5,233,000 due primarily to the inclusion of seven additional days of revenues in the second quarter of 2006.
Perkins franchise revenues accounted for 3.9% and 3.8% of total revenues in the second quarter of 2007 and 2006, respectively and Marie Callender’s franchise revenues accounted for 0.9% of total revenues in both periods. The franchise revenues at Perkins decreased $109,000, but increased as a percentage of total revenues due primarily to the inclusion of the seven additional days of revenues from Marie Callender’s in the second quarter of 2006.
Foxtail revenues decreased $2,915,000 in the second quarter of 2007 versus the same quarter of 2006. The decrease is due primarily to the elimination of sales and cost of sales from Foxtail’s Corona plant to Marie Callender’s Company-operated restaurants in the second quarter of 2007 of $1,736,000, whereas sales and cost of sales from Foxtail’s Corona plant to Marie Callender’s Company-operated restaurants in the second quarter of 2006 were not eliminated. The effect of this change had no effect on Foxtail’s segment income or the Company’s net loss. The decrease was also due to a decrease in sales of $411,000 in the second quarter to one contractual customer and the loss of a line of business and related sales of $1,117,000 to one major non-contractual customer.
Costs and Expenses
Food Cost
Consolidated food cost was 27.5% and 29.1% of food sales in the second quarter of 2007 and 2006, respectively. Intercompany sales and food cost from the Corona plant to Marie Callender’s Company-operated restaurants were eliminated in the second quarter of 2007; whereas, intercompany sales and food cost from the Corona plant to Marie Callender’s Company-operated restaurants were not eliminated in the second quarter of 2006. Approximately 1.1% of the 1.6% decrease is related to this change in the elimination of sales and food cost. The elimination entry has no effect on Foxtail’s segment income or the Company’s net loss. The improvement is also due to the improved purchasing power of the combined Perkins and Marie Callender’s brands following the Combination in May of 2006, and the impact of increased menu prices at Perkins restaurants and Marie Callender’s restaurants. The impact of these favorable factors was partially offset by higher commodity costs.
In Perkins restaurant segment, food cost was 24.4% and 24.5% of food sales in the second quarter of 2007 and 2006, respectively, and in Marie Callender’s restaurant segment, food cost was 29.4% and 30.0% of food sales, respectively. Marie Callender’s food cost percentage is traditionally higher than Perkins, primarily as a result of a greater proportion of sales at Marie Callender’s restaurants that are derived from lunch and dinner items, which typically carry higher food costs than breakfast items. In the Foxtail segment, food cost was 56.5% and 56.7% of food sales in the second quarter of 2007 and 2006, respectively.
Labor and Benefits Expenses
Consolidated labor and benefits expenses were 34.3% and 33.9% of net food sales in the second quarter of 2007 and 2006, respectively. The labor and benefits ratio in the Foxtail segment increased 2.8 percentage points in the second quarter of 2007. The labor and benefits ratio in the Perkins restaurant segment decreased 0.9 percentage points, and the labor and benefits ratio in Marie Callender’s restaurant segment decreased 0.3 percentage points. The increase in the Foxtail segment is due primarily to an increase in the average wage rate in the Cincinnati plants due to competitive pressures in the marketplace. The improvement in the Perkins restaurant segment was primarily due to workers’ compensation costs which decreased by $666,000 (or 1.0 percentage point of the 0.9 percentage point decrease). The improvement was partially offset by an increase in the average wage rate due to increases in the minimum wage rate in certain states.
Operating Expenses
Approximately 93.9% of total operating expenses in the second quarter of 2007 and 2006 were incurred in the Perkins and Marie Callender’s restaurant segments. The most significant components of operating expenses were rent, utilities, advertising, restaurant supplies, repair and maintenance and property taxes. Total operating expenses, as a percentage of total sales, were 25.0% and 23.3% in the second quarter of 2007 and 2006, respectively, as Perkins restaurant segment operating expenses were 26.5% and 24.4% of segment food sales, respectively and Marie Callender’s restaurant segment operating expenses were 28.1% and 27.4% of segment food sales, respectively. The percentage increase in the Perkins restaurant segment is due primarily to second quarter credits in 2006 for a $540,000 insurance settlement and a $208,000 legal settlement, accounting for 1.1 percentage points of the 2.1 percentage point increase at Perkins.

Total operating expenses of $32,590,000 in the second quarter of 2007 increased by $629,000 as compared to the second quarter of 2006. The increase was primarily due to the above noted insurance and legal settlements.
General and Administrative Expenses
The most significant components of general and administrative (“G&A”) expenses were corporate labor and benefits, occupancy costs and outside services. G&A expenses were 8.2% and 8.6% of total revenues in the second quarter of 2007 and 2006, respectively. The decrease is primarily due to an $883,000 (or 0.7%) reduction in incentive costs for home office employees.
Transaction Costs
The Company has classified certain expenses directly attributable to the Combination and certain non-recurring expenses incurred as a result of the Combination as transaction costs on the consolidated statements of operations. Transaction costs were $568,000 and $1,736,000 in the second quarter of 2007 and 2006, respectively.
Depreciation and Amortization
Depreciation and amortization expense was $5,770,000 and $8,223,000 in the second quarter of 2007 and 2006, respectively. In the second quarter of 2006, depreciation expense was higher due to the step-up in the basis of Perkins’ depreciable assets, related to the Acquisition, and the related $2,265,000 adjustment to depreciation.
Interest, net
Interest, net was $7,217,000 or 5.5% of total revenues in the second quarter of 2007 compared to $9,778,000 or 7.1% of total revenues in the second quarter of 2006. During the second quarter of 2006, we repaid WRG’s indebtedness with proceeds of the Term Loan obtained in connection with the May 2006 Combination and wrote-off $1,028,000 of deferred financing costs related to WRG’s indebtedness. Interest rates on WRG’s indebtedness were significantly higher than the interest rates on the Term Loan.
Asset Impairments and Closed Store Expenses
Asset impairments and closed store expenses consist primarily of the write-down to fair value for impaired stores and adjustments to the reserve for closed stores. During the second quarter of 2007 and 2006, we recorded adjustments of $146,000 and $1,000, respectively.
Gain on Extinguishment of Debt
In connection with the Combination, the Company repaid the outstanding indebtedness of WRG in the amount of approximately $101,000,000. The Company obtained funds for the repayment of WRG’s outstanding indebtedness from the Credit Agreement. The Company recognized a gain of $12,581,000 on its extinguishment of certain debt and related accrued interest due to the Company’s successful negotiation of concessions.
Taxes
The effective tax provision rate for the second quarter of 2007 and 2006 was 0.0%. Our effective rate differs from the statutory rate primarily due to a valuation allowance for deductible temporary differences and net operating loss and credit carry-forwards generated during 2006 and expected to be generated during 2007. For the second quarter of 2007, the Company included, as a component of income taxes, $103,000 of interest expense related to uncertain income tax positions. The interest expense was offset by federal income tax credits generated during 2007 that are able to be carried-back and reduce federal alternative minimum tax.
Year-to-date Period Ended July 15, 2007 Compared to the Year-to-date Period Ended July 9, 2006
Restaurant Segments Overview
The operating results of the restaurant segments are impacted mainly by the following industry-wide factors: competition, comparable store sales and guest counts, restaurant openings and closings, labor and employee benefit expenses, commodity prices, energy prices, governmental legislation, general economy and weather.

Perkins restaurants’ comparable sales decreased 1.2% and Marie Callender’s restaurants’ comparable sales decreased 0.1% as compared to the year-to-date period in 2006. The decrease in Perkins restaurants comparable sales resulted primarily from a decrease in comparable customer counts.
Marie Callender’s restaurant sales increased $7,762,000 primarily due to the inclusion of fourteen additional days of revenues in the year-to-date period of 2007 for an estimated impact of $7,454,000.
Combined restaurant segment income increased $3,825,000 in the year-to-date period ended July 15, 2007 compared to a year ago, primarily due to a decrease in depreciation in the Perkins restaurant segment. In the second quarter of 2006, depreciation expense was higher due to the step-up in the basis of Perkins’ depreciable assets, related to the Acquisition, and the related $2,265,000 adjustment to depreciation. The increase is also due to the inclusion of an additional fourteen days of operations at Marie Callender’s restaurants in the year-to-date period of 2007 as compared to the year-to-date period of 2006.
Since the end of the second quarter of 2006, the Company has opened three new Perkins restaurants, acquired three Perkins restaurants from franchisees and closed one underperforming Perkins restaurant. The Company has also opened one Marie Callender’s restaurant and closed two underperforming Marie Callender’s restaurants.
Foxtail Segment Overview
The operating results of Foxtail are impacted mainly by the following factors: external customer base, labor and employee benefit expenses, commodity prices, energy prices, governmental legislation, Perkins and Marie Callender’s restaurant openings and closings, food safety requirements and the general economy.
Foxtail operations, Corona and Cincinnati, are combined into one segment for reporting purposes. Foxtail’s net sales decreased $7,992,000 from the prior year. $4,892,000 of the decrease is due to the elimination of sales and cost of sales from Foxtail’s Corona plant to Marie Callender’s Company-operated restaurants in the year-to-date period of 2007, whereas sales and cost of sales from Foxtail’s Corona plant to Marie Callender’s Company-operated restaurants in the year-to-date period of 2006 were not eliminated. The Corona plant intercompany sales to the Marie Callender’s Company-operated restaurants have been eliminated beginning in the fourth quarter of 2006. The effect of this change had no effect on Foxtail’s segment income or the Company’s net loss. The decrease was also due to a decrease in sales of $2,027,000 in the first half of 2007 to one contractual customer and the loss of a line of business and related sales of $2,503,000 to one major non-contractual customer. Segment income of $2,540,000 in the year-to-date period ended July 15, 2007 decreased $2,022,000 as compared to the year-to-date period ended July 9, 2006 primarily as a result of this decline in sales.
Franchise Segments Overview
The operating results of the franchise segments are mainly impacted by the same factors as those impacting the Company’s restaurant segments, excluding the operating cost factors since franchise segment income is earned primarily through royalty income.
Franchise revenues decreased $83,000 in the year-to-date period of 2007 compared to the prior year. A decrease in franchise revenues of $342,000 in Perkins franchise segment was partially offset by an increase in franchise revenues of $259,000 in Marie Callender’s franchise segment. The decrease in the Perkins franchise segment resulted primarily from a decrease of approximately 0.8% in comparable franchise restaurant sales in the year-to-date period of 2007 as compared to the year-to-date period of 2006 and a decrease in the number of Perkins’ franchise restaurants in operation.
Since the end of the second quarter of 2006, franchisees have opened eight Perkins restaurants, closed nine Perkins restaurants and sold three Perkins restaurants to the Company. Franchisees have not opened or closed any Marie Callender’s restaurants.
Revenues
Total revenues increased $1,840,000 in the year-to-date period of 2007 compared to the year-to-date period of 2006. The increase was primarily due to the additional fourteen days of operations and an estimated $7,454,000 in sales at Marie Callender’s in 2007 due to the change in reporting period for Marie Callender’s.
Perkins restaurant sales of $158,673,000 and $156,975,000 in the year-to-date period of 2007 and 2006, respectively, accounted for 51.5% and 51.2% of total revenues, respectively. Perkins restaurant sales increased $1,698,000 due primarily to the increased number of operating locations: 155 Perkins restaurants were in operation at the end of the second quarter of 2007 compared to 151 Perkins restaurants in operation at the end of the second quarter of 2006.
Marie Callender’s restaurant sales of $110,575,000 and $102,813,000 in the year-to-date period of 2007 and 2006, respectively, accounted for 35.9% and 33.5% of total revenues in the year-to-date period of 2007 and 2006, respectively. The increase in Marie Callender’s restaurant sales and sales as a percentage of total revenues was primarily due to the additional fourteen days of operations, an estimated $6,800,000 in sales, at Marie Callender’s in the year-to-date period of 2007.
Perkins franchise revenues accounted for 3.7% and 3.9% of total revenues in the year-to-date period of 2007 and 2006, respectively, and Marie Callender’s franchise revenues accounted for 0.9% and 0.8% of total revenues, respectively. The franchise revenues at Perkins declined $342,000 as franchisees’ comparable restaurant sales decreased by approximately 0.8%.
Foxtail revenues decreased $7,992,000 in the year-to-date period of 2007 versus the year-to-date period of 2006. $4,892,000 of the decrease is due to the elimination of sales and cost of sales from Foxtail’s Corona plant to Marie Callender’s Company-operated restaurants in the year-to-date period of 2007 whereas sales and cost of sales from Foxtail’s Corona plant to Marie Callender’s Company-operated restaurants in the year-to-date period of 2006 were not eliminated. The effect of this change had no effect on Foxtail’s segment income or the Company’s net loss. The decrease was also due to a decrease in sales of $2,027,000 in the first half of 2007 to one contractual customer and the loss of a line of business and related sales of $2,503,000 to one major non-contractual customer.
Costs and Expenses
Food Cost
Consolidated food cost was 27.8% and 29.5% of food sales in the year-to-date period of 2007 and 2006, respectively. Intercompany sales and food cost from the Corona plant to Marie Callender’s Company-operated restaurants have been eliminated in the year-to-date period of 2007; intercompany sales and food cost from the Corona plant to Marie Callender’s Company-operated restaurants were not eliminated in the year-to-date period of 2006. Approximately 1.0 percentage point of the 1.7 percentage point decrease is related to this change in the elimination of sales and food cost. The elimination entry has no effect on Foxtail’s segment income or the Company’s net loss. The improvement is also due to the improved purchasing power of the combined Perkins and Marie Callender’s brands following the Combination in May of 2006, the impact of increased menu prices at Perkins restaurants and Marie Callender’s restaurants, and the continuing impact of a kitchen audit program introduced at Marie Callender’s restaurants during 2006.
In Perkins restaurant segment, food cost was 25.0% and 25.2% of food sales in the year-to-date period of 2007 and 2006, respectively, and in Marie Callender’s restaurant segment, food cost was 29.8% and 30.2% of food sales, respectively. Marie Callender’s food cost percentage is traditionally higher than Perkins, primarily as a result of a greater proportion of sales at Marie Callender’s restaurants that are derived from lunch and dinner items, which typically carry higher food costs than breakfast items. In the Foxtail segment, food cost was 56.7% and 56.2% of food sales in the year-to-date period of 2007 and 2006, respectively.
Labor and Benefits Expenses
Consolidated labor and benefits expenses were 34.4% and 33.8% of net food sales in the year-to-date period of 2007 and 2006, respectively. The labor and benefits ratio in the Foxtail segment increased 2.5 percentage points in the year-to-date period of 2007. The labor and benefits ratio in the Perkins restaurant segment decreased 0.9%, while the labor and benefits ratio in Marie Callender’s restaurant segment decreased 0.4%. The increase in the Foxtail segment is due primarily to an increase in the average wage rate in the Cincinnati plants due to competitive pressures in the marketplace. The improvement in the Perkins restaurant segment was primarily due to workers’ compensation costs which decreased by $1,204,000 and medical costs which decreased by $328,000. The improvement was partially offset by an increase in the average wage rate due to increases in the minimum wage rate in certain states.
Operating Expenses
Approximately 94.1% and 93.7% of total operating expenses in the year-to-date period of 2007 and 2006, respectively, were incurred in the Perkins and Marie Callender’s restaurant segments. The most significant components of operating expenses were rent, utilities, advertising, restaurant supplies, repair and maintenance and property taxes. Total operating expenses, as a percentage of total sales, were 24.9% and 23.6% in the year-to-date period of 2007 and 2006, respectively, as Perkins restaurant segment operating expenses were 26.4% and 25.5% of segment food sales, respectively and Marie Callender’s restaurant segment operating expenses were 27.3% and 26.9% of segment food sales, respectively. The percentage increase in the Perkins restaurant segment is due primarily to second quarter credits in 2006 for a $540,000 insurance settlement and a $208,000 legal settlement, accounting for 0.5 percentage points of the 0.9 percentage point increase at Perkins.
Total operating expenses of $76,684,000 in the year-to-date period of 2007 increased by $4,441,000 over the year-to-date period of 2006. The increase was primarily due to the additional fourteen days of operations at Marie Callender’s in the year-to-date period of 2007.
General and Administrative Expenses
The most significant components of general and administrative (“G&A”) expenses were corporate labor and benefits, occupancy costs and outside services. G&A expenses were 8.1% and 8.2% of total revenues in the year-to-date period of 2007 and 2006, respectively. The decrease is primarily due to an $840,000 reduction in incentive costs for home office employees.
Transaction Costs
The Company has classified certain expenses directly attributable to the Combination and certain non-recurring expenses incurred as a result of the Combination as transaction costs on the consolidated statements of operations. Transaction costs were $752,000 and $2,290,000 in the year-to-date period of 2007 and 2006, respectively.
Depreciation and Amortization
Depreciation and amortization expense was $12,891,000 and $14,316,000 in the year-to-date period of 2007 and 2006, respectively. In the year-to-date period of 2006, depreciation expense was higher due to the step-up in the basis of Perkins’ depreciable assets, related to the Acquisition, and the related adjustment to depreciation.
Interest, net
Interest, net was $16,698,000 or 5.4% of total revenues in the year-to-date period of 2007 compared to $21,525,000 or 7.0% of total revenues in the year-to-date period of 2006. During the second quarter of 2006, we repaid WRG’s indebtedness with proceeds of the Term Loan obtained in connection with the May 2006 Combination and wrote-off $1,028,000 of deferred financing costs related to WRG’s indebtedness. Interest rates on WRG’s indebtedness were significantly higher than the interest rates on the Term Loan.
Asset Impairments and Closed Store Expenses
Asset impairments and closed store expenses consist primarily of the write-down to fair value for impaired stores and adjustments to the reserve for closed stores. During the year-to-date period of 2007 and 2006, we recorded adjustments of $9,000 and $321,000, respectively.
Gain on Extinguishment of Debt
In connection with the Combination, the Company repaid the outstanding indebtedness of WRG in the amount of approximately $101,000,000. The Company obtained funds for the repayment of WRG’s outstanding indebtedness from the Credit Agreement. The Company recognized a gain of $12,581,000 on its extinguishment of certain debt and related accrued interest due to the Company’s successful negotiation of concessions.
Taxes
The effective tax provision rate for the year-to-date period ended July 15, 2007 and July 9, 2006 was 0.0%. Our effective rate differs from the statutory rate primarily due to a valuation allowance for deductible temporary differences and net operating loss and credit carry-forwards generated during 2006 and expected to be generated during 2007. For the year-to-date period of 2007, the Company included, as a component of income taxes, $103,000 of interest expense related to uncertain income tax positions. The interest expense was offset by federal income tax credits generated during 2007 that are able to be carried-back and reduce federal alternative minimum tax.

CAPITAL RESOURCES AND LIQUIDITY
Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. In conjunction with the Acquisition, the Company issued $190,000,000 of unsecured 10% Senior Notes due October 1, 2013. In connection with the Combination, the Company entered into an amended and restated credit agreement. Pursuant to the Credit Agreement, the lenders made available the following: (1) a five-year revolving credit facility of up to $40,000,000, including a sub-facility for letters of credit in an amount not to exceed $25,000,000 and a sub-facility for swingline loans in an amount not to exceed $5,000,000; and (2) a seven-year term loan credit facility not to exceed $100,000,000.
All amounts under the Credit Agreement bear interest at floating rates based on the agent’s base rate plus an applicable margin or LIBOR rate plus an applicable margin as defined in the Credit Agreement. All indebtedness under the Credit Agreement is collateralized by a first priority lien on substantially all of the assets of the Company and its wholly-owned subsidiaries. As of July 15, 2007, there were borrowings of $10,500,000 and approximately $11,326,000 of letters of credit outstanding under the Revolver. The letters of credit are primarily utilized in conjunction with our workers’ compensation programs. As of July 15, 2007, we had approximately $304,552,000 of debt outstanding consisting of debt from the 10% Senior Notes, the Term Loan, the Revolver and capital lease obligations.
Subject to our performance, which, if adversely affected, could adversely affect the availability of funds, we expect to be able to meet our liquidity requirements for the next twelve months through cash provided by operations and through borrowings available under our Credit Agreement.
With respect to the Credit Agreement, restrictions are placed on the Company’s ability and the ability of our subsidiaries to (i) incur additional indebtedness; (ii) create liens on our assets; (iii) make loans, advances, investments or acquisitions; (iv) engage in mergers; (v) dispose of our assets; (vi) pay certain restricted payments and dividends; (vii) exchange and issue capital stock; (viii) engage in certain transactions with affiliates; (ix) amend certain material agreements; and (x) enter into agreements that restrict our ability or the ability of our subsidiaries to grant liens or make distributions.
Our debt indentures contain certain financial covenants of which we are currently in compliance.

Working Capital and Cash Flows
At July 15, 2007, we had a negative working capital balance of $24.5 million. Like many other restaurant companies, the Company is able to, and may more often than not, operate with negative working capital. We are able to operate with a substantial working capital deficit because (1) restaurant revenues are received primarily on a cash and near-cash basis with a low level of accounts receivable, (2) rapid turnover results in a limited investment in inventories, and (3) accounts payable for food and beverages usually become due after the receipt of cash from the related sales.
The following table sets forth summary cash flow data for the year-to-date period ended July 15, 2007 and July 9, 2006 (in thousands):

	Year-to-Date	Year-to-Date
	Ended	Ended
	July 15, 2007	July 9, 2006
Cash flows (used in) provided by operating activities	$(3,867)	$2,155
Cash flows used in investing activities	(11,187)	(6,392)
Cash flows provided by financing activities	9,387	9,204
Operating activities
Cash used in operating activities totaled $3,867,000 for the year-to-date period ended July 15, 2007 compared to cash provided by operating activities of $2,155,000 for the year-to-date period ended July 9, 2006. The change in cash used in or provided by operating activities is primarily due to an increase in inventories and prepaid expenses and a decrease in accounts payable and accrued expenses.
Investing activities
Cash flows used in investing activities for the year-to-date period ended July 15, 2007 were $11,187,000 compared to cash used in investing activities of $6,392,000 for the year-to-date period ended July 9, 2006. During the year-to-date period of 2007, the primary cash outflow from investing activities was $11,190,000 of capital expenditures. During the year-to-date period of 2006, the primary cash outflow from investing activities was $7,939,000 of capital expenditures, which was partially offset by proceeds from sale of assets of $1,547,000.
Capital expenditures consisted primarily of restaurant improvements, restaurant remodels, and equipment packages for new restaurants. The following table summarizes capital expenditures for each year-to-date period presented (in thousands):

	Year-to-Date	Year-to-Date
	Ended	Ended
	July 15, 2007	July 9, 2006
New restaurants	$2,826	$742
Restaurant improvements	4,544	3,493
Restaurant remodeling and reimaging	1,884	3,324
Manufacturing plant improvements	804	327
Other	1,132	53

Total Capital Expenditures	$11,190	$7,939

Our capital budget for 2007 is $23,600,000 and includes plans to open eight new Company-operated Perkins restaurants. For the year-to-date period ended July 15, 2007, we opened one Company-operated Perkins restaurant; two additional Company-operated Perkins restaurants have opened as of August 24, 2007. The source of funding for these expenditures is expected to be cash provided by operations and the Revolver. Capital spending could vary significantly from planned amounts as certain of these expenditures are discretionary in nature.

Financing activities
Cash flows provided by financing activities for the year-to-date period ended July 15, 2007 were $9,387,000 compared to cash flows provided by financing activities of $9,204,000 for the year-to-date period ended July 9, 2006. During the year-to-date period of 2007, the primary cash flows included net proceeds of $10,500,000 from the Revolver. During the year-to-date period of 2006, the primary cash flows included a $12,545,000 capital contribution from our parent offset partially by the payment of $2,720,000 of debt issuance costs.
CASH CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
Cash Contractual Obligations
Our cash contractual obligations presented in the Company’s 2006 Annual Report on Form 10-K have not changed significantly except for our borrowings of $10,500,000 under the Revolver during the year-to-date period ended July 15, 2007. Borrowings under the Revolver are not due until the Credit Agreement terminates on May 3, 2011.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115,” which permits an entity to measure certain financial assets and financial liabilities at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the first fiscal year beginning after November 15, 2007. At this time, we do not expect to adopt the fair value option for any assets and liabilities; however, future events and circumstances may impact that decision.
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
We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors affecting these forward-looking statements include, among others, the following:
•	general economic conditions and demographic patterns;

•	our substantial indebtedness;

•	competitive pressures and trends in the restaurant industry;

•	prevailing prices and availability of food, supplies and labor;

•	relationships with franchisees and financial health of franchisees;

•	our ability to integrate acquisitions;

•	our development and expansion plans; and

•	statements covering our business strategy.
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
Interest Rate Risk. Our primary market risk is interest rate exposure with respect to our floating rate debt. Our Credit Agreement may require us to employ a hedging strategy through derivative financial instruments to reduce the impact of adverse changes in interest rates. We do not plan to hold or issue derivative instruments for trading purposes. In the future, we may enter into other interest rate swaps to manage the risk of our exposure to market rate fluctuations. As of July 15, 2007, our Revolver permitted borrowings of up to approximately $18,174,000 (after giving effect to $10,500,000 in borrowings and $11,326,000 in letters of credit outstanding). For the twelve months ended July 15, 2007, after giving effect to the Revolver, which carries a variable interest rate, a 100 basis point change in interest rate (assuming $40,000,000 was outstanding under this Revolver) would have impacted us by $400,000.
Foreign Currency Exchange Rate Risk. We conduct foreign operations in Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated and other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of July 15, 2007, to be material.
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

Based on the results of our review, the determination was made that there were no control deficiencies that represented material weaknesses in our disclosure controls and procedures. As a result of this determination, the Company’s management, including the Company’s CEO and the CFO, concluded that our disclosure controls and procedures were effective as of July 15, 2007.
There were no changes in our internal control over financial reporting during the quarter ended July 15, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PERKINS & MARIE CALLENDER’S INC.

DATE: August 29, 2007	BY:	/s/ James W. Stryker
James W. Stryker
Chief Financial Officer