Form 10-Q
period 2007-10-07
PERKINS & MARIE CALLENDER'S INC
filed 2007-11-16
CIK 1047040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 7, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to __________.
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
Large accelerated filer ☐                        Accelerated filer ☐                        Non-accelerated filer ☑
Indicate by ☑ whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Number of shares of common stock outstanding as of October 7, 2007: 10,820.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Third Quarter	Third Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	October 7, 2007	October 1, 2006	October 7, 2007	October 1, 2006
REVENUES:
Food sales	$124,031	$127,066	$415,621	$417,188
Franchise and other revenue	7,281	7,171	24,087	23,605

Total Revenues	131,312	134,237	439,708	440,793

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	35,379	37,252	116,387	122,943
Labor and benefits	42,700	43,651	143,069	141,834
Operating expenses	34,693	33,748	111,377	106,640
General and administrative	8,675	10,914	33,575	36,196
Transaction costs	261	3,225	1,013	5,513
Depreciation and amortization	6,051	5,449	18,941	19,764
Interest, net	7,189	6,923	23,887	28,448
Asset impairments and closed store expenses	472	93	481	414
Gain on extinguishment of debt	—	—	—	(12,581)
Other, net	(37)	489	277	388

Total Costs and Expenses	135,383	141,744	449,007	449,559

Loss before income taxes and minority interests	(4,071)	(7,507)	(9,299)	(8,766)
Provision for income taxes	(109)	(324)	(109)	(324)
Minority interests	165	23	409	192

NET LOSS	$(4,345)	$(7,854)	$(9,817)	$(9,282)

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	October 7, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,540	$9,069
Restricted cash	9,147	11,193
Receivables, less allowances for doubtful accounts of $1,761 and $1,624 in 2007 and 2006, respectively	21,529	18,316
Inventories	14,809	10,996
Prepaid expenses and other current assets	6,538	4,824

Total current assets	57,563	54,398

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $109,482 and $96,458 in 2007 and 2006, respectively	96,857	91,044
INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS	45	238
GOODWILL	30,038	30,038
INTANGIBLE ASSETS, net of accumulated amortization of $16,558 and $14,018 in 2007 and 2006, respectively	154,252	156,792
DEFERRED INCOME TAXES	806	708
OTHER ASSETS	12,622	13,627

Total Assets	$352,183	$346,845

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par and share amounts)

	October 7, 2007	December 31, 2006
	(Unaudited)
LIABILITIES AND STOCKHOLDER’S INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$28,017	$22,799
Accrued expenses	43,999	58,288
Accrued income taxes	5	75
Franchise advertising contributions	6,233	5,392
Current maturities of long-term debt and capital lease obligations	1,565	1,706

Total current liabilities	79,819	88,260

CAPITAL LEASE OBLIGATIONS, less current maturities	8,907	6,249
LONG-TERM DEBT, less current maturities	303,075	286,379
DEFERRED RENT	11,213	9,768
OTHER LIABILITIES	12,272	11,785
MINORITY INTEREST IN CONSOLIDATED PARTNERSHIPS	326	75
STOCKHOLDER’S INVESTMENT:
Common stock, $.01 par value, 100,000 shares authorized, 10,820 issued and outstanding	1	1
Additional paid-in capital	137,923	136,131
Other comprehensive income	97	13
Accumulated deficit	(201,450)	(191,816)

Total stockholder’s investment	(63,429)	(55,671)

Total Liabilities and Stockholder’s Investment	$352,183	$346,845

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Year-to-Date	Year-to-Date
	Ended	Ended
	October 7, 2007	October 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,817)	$(9,282)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	18,941	19,764
Amortization of debt discount	248	248
Other non-cash income and expense items	629	6,481
Gain on extinguishment of debt	—	(12,581)
Gain on disposition of assets	(157)	(89)
Asset write-down	638	137
Minority interests	409	192
Equity in net loss of unconsolidated partnerships	90	154
Net changes in operating assets and liabilities	(12,364)	(4,524)

Total adjustments	8,434	9,782

Net cash (used in) provided by operating activities	(1,383)	500

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(22,554)	(13,322)
Proceeds from sale of assets	3	1,547

Net cash used in investing activities	(22,551)	(11,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(549)	(664)
Proceeds from long-term debt	1,950	105,341
Payments on long-term debt	(775)	(105,615)
Proceeds from revolver	62,600	6,800
Payments on revolver	(47,300)	(3,800)
Debt issuance costs	—	(2,720)
Landlord financing	2,915	—
Distributions to minority partners	(228)	(242)
Capital contribution	1,792	12,545

Net cash provided by financing activities	20,405	11,645

Net (decrease) increase in cash and cash equivalents	(3,529)	370

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	9,069	3,988

Balance, end of period	$5,540	$4,358

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S INVESTMENT
(unaudited)
(in thousands)

				Accumulated
		Additional	Notes	Other	Retained
	Common	Paid-in	Secured	Comprehensive	Earnings
	Stock	Capital	By Stock	Income	(Deficit)	Total
Balance at December 25, 2005	$1	$123,907	$(1,308)	$14	$(182,444)	$(59,830)
Capital contribution	—	12,545	—	—	—	12,545
Net loss	—	—	—	—	(9,372)	(9,372)
Currency translation adjustment	—	—	—	(1)	—	(1)

Total comprehensive loss						(9,373)
Note forgiveness	—	(321)	1,308	—	—	987

Balance at December 31, 2006	1	136,131	—	13	(191,816)	(55,671)
Cumulative adjustment (Note 11)	—	—	—	—	183	183
Capital contribution	—	1,792	—	—	—	1,792
Net loss	—	—	—	—	(9,817)	(9,817)
Currency translation adjustment	—	—	—	84	—	84

Total comprehensive loss						(9,733)

Balance at October 7, 2007	$1	$137,923	$—	$97	$(201,450)	$(63,429)

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Organization
Organization —
Perkins & Marie Callender’s Inc. (formerly known as The Restaurant Company (“TRC”, “Perkins”), together with its consolidated subsidiaries, the “Company,” or “PMCI”), is a wholly-owned subsidiary of Perkins & Marie Callender’s Holding Inc. (“PMCH”), formerly known as The Restaurant Holding Corporation. The Company is the sole stockholder of Perkins & Marie Callender’s Realty LLC, formerly known as TRC Realty LLC (“PMCR”), Perkins Finance Corp. (“PFC”) and Wilshire Restaurant Group, LLC (“WRG”). Perkins & Marie Callender’s of Minnesota, Inc., formerly known as The Restaurant Company of Minnesota (“PMCM”) and formerly a subsidiary of the Company, merged into the Company on February 1, 2007.
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
The results of operations for the interim period ended October 7, 2007 are not necessarily indicative of operating results for the full year. The consolidated interim financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s 2006 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on June 27, 2007.
(3) Accounting Reporting Period
Our financial reporting is based on thirteen four-week periods ending on the last Sunday in December. The first quarter each year includes four four-week periods and, typically, the second, third and fourth quarters include three four-week periods. In 2006, as is the case every six years, the fourth quarter included two four-week periods and one five-week period. The first, second, and third quarters of 2007 ended April 22, July 15, and October 7, respectively. The fourth quarter of 2007 will end on December 30.
In 2006, WRG’s quarterly results were based on thirteen-week quarters. Beginning in the first quarter of 2007, WRG adopted Perkins’ reporting calendar, which is based on thirteen four-week accounting periods. Accordingly, the accompanying consolidated statement of operations for the third quarter ended October 1, 2006 includes the financial results of WRG for the 91-day period from June 30, 2006 through September 28, 2006. The accompanying consolidated statement of operations for the third quarter ended October 7, 2007 includes the financial results of WRG for three four-week periods, or 84 days.
The accompanying consolidated statements of operations and cash flows for the year-to-date period ended October 1, 2006 include the 2006 year-to-date financial results of WRG for the 273-day period from December 30, 2005 through September 28, 2006. The accompanying consolidated statements of operations and cash flows for the year-to-date period ended October 7, 2007 include the 2007 year-to-date financial results of WRG for ten four-week periods, or 280 days.
(4) Comprehensive Income/Loss
Comprehensive income/loss includes net income/loss and foreign currency translation adjustments. Comprehensive loss for the third quarter and year-to-date ended October 7, 2007 was $4,314,000 and $9,733,000, respectively, and included the effect of gains from translation adjustments of $31,000 and $84,000, respectively. Comprehensive loss for the third quarter ended October 1, 2006 was $7,851,000 and included the effect of gains from translation adjustments of $3,000. Comprehensive loss for the year-to-date ended October 1, 2006 was $9,267,000 and included the effect of gains from translation adjustments of $15,000.

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
(6) Commitments, Contingencies and Concentrations
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
As of October 7, 2007, three Perkins franchisees otherwise unaffiliated with the Company owned 91 of the 323 franchised restaurants. These franchisees operated 43, 27 and 21 restaurants, respectively. During the third quarter of 2007, these three Perkins franchisees paid royalties and license fees of $481,000, $386,000 and $378,000, respectively. During the year-to-date period ended October 7, 2007, these three Perkins franchisees paid royalties and license fees of $1,598,000, $1,157,000 and $1,218,000, respectively.
As of October 7, 2007, three Marie Callender’s franchisees otherwise unaffiliated with the Company owned 14 of the 45 franchised restaurants. These franchisees operated six, four and four restaurants, respectively. During the third quarter of 2007, these three Marie Callender’s franchisees paid royalties and license fees of $126,000, $121,000 and $82,000, respectively. During the year-to-date period ended October 7, 2007, these three Marie Callender’s franchisees paid royalties and license fees of $488,000, $413,000 and $284,000, respectively.
The Company has arrangements with several different parties to whom territorial rights were granted in exchange for specified payments. The Company makes specified payments to those parties based on a percentage of gross sales from certain Perkins restaurants and for new Perkins restaurants opened within those geographic regions. During the third quarter of 2007 and 2006, we paid an aggregate of $699,000 and $690,000, respectively, and during the year-to-date period of 2007 and 2006, we paid an aggregate of $2,185,000 and $2,184,000, respectively, under such arrangements. Three such agreements are currently in effect. Of these, one expires in the year 2075, one expires upon the death of the beneficiary and the remaining agreement remains in effect as long as we operate Perkins restaurants in certain states.

(7) Supplemental Cash Flow Information
The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the year-to-date period ended October 7, 2007 and October 1, 2006 consists of the following (in thousands):

	Year-to-Date	Year-to-Date
	Ended	Ended
	October 7, 2007	October 1, 2006
(Increase) Decrease in:
Receivables	$(3,123)	$(660)
Inventories	(3,788)	(597)
Prepaid expenses and other current assets	(1,710)	(569)
Other assets	1,001	(211)
Increase (Decrease) in:
Accounts payable	5,114	1,199
Accrued expenses and other current liabilities	(9,908)	(3,187)
Other liabilities	50	(499)

	$(12,364)	$(4,524)

(8) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	October 7, 2007	December 31, 2006
Payroll and related benefits	$14,570	$18,209
Property, real estate and sales taxes	6,012	4,692
Insurance	2,189	5,086
Gift cards and gift certificates	4,574	8,233
Advertising	1,247	1,262
Interest	1,830	6,085
Management fees	4,050	2,210
Other	9,527	12,511

	$43,999	$58,288

(9) Segment Reporting
We have three reportable segments: Restaurant operations, Franchise operations, and Foxtail. The restaurant operations include the operating results of Company-operated Perkins and Marie Callender’s restaurants. The franchise operations include revenues and expenses directly attributable to franchised Perkins and Marie Callender’s restaurants. Foxtail’s operations consist of manufacturing plants: one in Corona, California and three in Cincinnati, Ohio.
Restaurant operations operate principally in the U.S. within the casual dining industry, providing similar products to similar customers. Revenues from Restaurant operations are derived principally from food and beverage sales to external customers. Our brand operations exhibit similar operating characteristics (including food and labor costs which result in similar long-term average gross margins). Revenues from franchise operations consist primarily of royalty income earned on the revenues generated at franchisees’ restaurants and initial franchise fees. The revenue and cost structure of our Franchise operations exhibit similar long-term operating characteristics. Revenues from Foxtail are generated by the sale of food products to both Company-operated and franchised Perkins and Marie Callender’s restaurants, as well as to customers outside the Perkins and Marie Callender’s system. Foxtail’s sales to Company-operated restaurants are eliminated for reporting purposes. The revenues in the “Other” segment are primarily licensing revenues.
During the third quarter of 2007, we reassessed the operating and financial characteristics of our operating segments and determined that aggregation of certain segments, as described herein, was appropriate. Amounts reported for prior periods have been conformed to the current presentation.
The following presents revenues and other financial information by business segment (in thousands):

	Third Quarter	Third Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	October 7, 2007	October 1, 2006	October 7, 2007	October 1, 2006
Revenue
Restaurant operations	$112,376	$113,405	$381,624	$373,193
Franchise operations	6,200	6,199	20,433	20,515
Foxtail	15,290	15,817	47,491	50,506
Intersegment revenue	(3,635)	(2,155)	(13,494)	(6,510)
Other	1,081	971	3,654	3,089

Total	$131,312	$134,237	$439,708	$440,793

Segment net income (loss)
Restaurant operations	$5,074	$5,961	$24,061	$21,100
Franchise operations	5,579	5,705	18,525	18,814
Foxtail	901	1,904	3,441	6,466
Other	(15,899)	(21,424)	(55,844)	(55,662)

Total	$(4,345)	$(7,854)	$(9,817)	$(9,282)

	October 7, 2007	December 31, 2006
Segment Assets
Restaurant operations	$137,839	$130,539
Franchise operations	122,136	123,778
Foxtail	47,171	41,715
Other	45,037	50,813

Total	$352,183	$346,845

The components of the other segment loss are as follows (in thousands):

	Third Quarter	Third Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	October 7, 2007	October 1, 2006	October 7, 2007	October 1, 2006
General and administrative expenses	$7,679	$9,847	$29,807	$32,511
Depreciation and amortization expenses	1,173	1,446	3,218	2,832
Interest expense, net	7,189	6,923	23,887	28,448
Gain on disposition of assets, net	228	5	(157)	(89)
Asset write-down	244	88	638	137
Lease termination	—	—	—	366
Transaction costs	261	3,225	1,013	5,513
Provision for income taxes	109	324	109	324
Minority interest	165	23	409	192
Licensing revenue	(1,052)	(917)	(3,374)	(2,826)
Gain on extinguishment of debt	—	—	—	(12,581)
Other	(97)	460	294	835

	$15,899	$21,424	$55,844	$55,662

(10) Long-Term Debt
As of October 7, 2007, our credit facilities (the “Credit Agreement”) provide: (1) a five-year revolving credit facility of up to $40,000,000, including a sub-facility for letters of credit in an amount not to exceed $25,000,000 and a sub-facility for swingline loans in an amount not to exceed $5,000,000 (the “Revolver”); and (2) a seven-year term loan credit facility not to exceed $100,000,000 (the “Term Loan”). All amounts under the Credit Agreement bear interest at floating rates based on the agent’s base rate plus an applicable margin, or LIBOR rate plus an applicable margin as defined in the Credit Agreement. The interest rate on Credit Agreement borrowings at October 7, 2007 was 9.5%. As of October 7, 2007, our revolver permitted borrowings of up to approximately $13,474,000 (after giving effect to $15,300,000 in borrowings and $11,226,000 in letters of credit outstanding) and $98,750,000 was outstanding under the Term Loan. The letters of credit are primarily utilized in conjunction with the Company’s workers’ compensation programs.
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
(11) Income Tax
The effective tax provision rate for the third quarter of 2007 and 2006 was -2.7% and -4.3% respectively. Our effective rate differs from the statutory rate primarily due to a valuation allowance for deductible temporary differences and net operating loss and credit carry-forwards generated during 2006 and expected to be generated during 2007. For the third quarter of 2007, the Company included, as a component of income taxes, $63,000 of current state income tax not offset by current losses, future deductible temporary differences or net operating losses and $11,000 and $35,000 of tax and interest expense related to uncertain income tax positions. For the third quarter of 2006, the Company included, as a component of income taxes, $324,000 of tax on current income not offset by current losses, future deductible temporary differences, net operating loss or credits.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, (“FIN 48”). As a result of the implementation of FIN 48, the Company recognized a decrease of approximately $183,000 in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the Company had approximately $5,442,000 of unrecognized tax benefits, all of which, if recognized, would favorably affect the Company’s effective tax rate. Included therein, the Company has $3,086,000 of unrecognized tax benefits reducing federal and state net operating loss carry forward and federal tax credit carry forward deferred tax assets that if recognized would be subject to a valuation allowance. The Company expects that the total amount of its unrecognized tax benefits will decrease between $1,100,000 and $1,500,000 within the next 12 months due to various state tax examinations and expiration of statutes.
The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income taxes. As of January 1, 2007, the Company had $275,000 of accrued interest and penalties.
The Company’s tax returns are open to federal and state tax audits until the applicable statute of limitations expire. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2004. For the majority of states where the Company has a significant presence, it is also no longer subject to tax examination by state tax authorities for tax years before 2003.
(12) Employee Subscription Agreements and Strip Subscription Agreements
Certain of the Company’s executives and other employees have either purchased or been granted common units (“Class A Units” or “Class C Units”) of P&MC Holding LLC, which represent an ownership interest in P&MC Holding LLC.
Strip Subscription Agreements:
On April 1, 2007, pursuant to strip subscription agreements, 17,673 Class A Units and 17,673 Class C Units were sold to certain of the Company’s executives at $100.00 per unit and $0.01 per unit, respectively. These Class A Units and Class C Units are not subject to vesting.
Employee Subscription Agreements:
On April 1, 2007, pursuant to employee subscription agreements, 114,720 Time Vesting Class C Units were granted at no cost to certain employees. On August 1, 2007, 1,995 additional Time Vesting Class C Units were granted at no cost to certain employees. Each Time Vesting Class C Unit is subject to vesting upon certain dates if the recipient of the grant is employed by the Company as of such date. The Time Vesting Class C Units generally vest over four years of continuous service and have no contractual term.
The dates and vesting percentages for the Time Vesting Class C Units are as follows:

Date	Cumulative Percentage
First anniversary of January 31, 2007	25%
Second anniversary of January 31, 2007	50%
Third anniversary of January 31, 2007	75%
Fourth anniversary of January 31, 2007	100%

In addition, if the employee is employed as of the date of the occurrence of certain change in control events, the employee’s outstanding Time Vesting Class C Units that have not vested on the date of such occurrence, shall vest simultaneously with the consummation of the change in control event. Upon termination of employment, unvested Class C Units will be immediately and automatically forfeited and vested Class C Units will be subject to repurchase pursuant to the terms of P&MC Holding LLC’s unitholder’s agreement.
Stock-based employee compensation expense is charged to the Company based on the recognition and measurement provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” and related interpretations. Compensation expense is calculated as the straight-line amortization of the difference between the fair value at the date of grant and the exercise price of the outstanding Time Vesting Class C Units over the respective vesting periods. Compensation expense for the quarter and year-to-date periods in 2007 was not material.
Activity related to the Time Vesting Class C Units was as follows:

	Unvested	Vested
Class C Units as of December 31, 2006	—	—
Granted	116,715	—
Purchased	—	17,673
Vested	—	—
Forfeited	(2,993)	—

Class C Units as of October 7, 2007	113,722	17,673

Activity related to the Class A Units was as follows:

Class A Units outstanding as of December 31, 2006	1,104,589
Purchased	17,673
Forfeited	—

Class A Units outstanding as of October 7, 2007	1,122,262

(13) Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, but it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 could impact fair values assigned to assets and liabilities in any future acquisition.
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
Consolidating Statement of Operations for the quarter ended October 7, 2007 (unaudited; in thousands):

		Guarantors
						Consolidated
	PMCI	WRG	Other	Non-Guarantors	Eliminations	PMCI
Revenue
Food sales	$77,629	$40,489	$—	$5,913	$—	$124,031
Franchise and other revenue	5,203	2,078	—	—	—	7,281

Total revenues	82,832	42,567	—	5,913	—	131,312

Cost and expenses
Cost of sales (excluding depreciation shown below):
Food cost	21,873	11,893	—	1,613	—	35,379
Labor and benefits	26,507	14,123	—	2,070	—	42,700
Operating expenses	20,817	11,939	—	1,937	—	34,693
General and administrative	7,853	822	—	—	—	8,675
Transaction costs	157	104	—	—	—	261
Depreciation and amortization	4,298	1,618	—	135	—	6,051
Interest, net	6,946	243	—	—	—	7,189
Asset impairments and closed store expenses	(21)	492	—	1	—	472
Other, net	(37)	—	—	—	—	(37)

Total costs and expenses	88,393	41,234	—	5,756	—	135,383

(Loss) income before income taxes and minority interests	(5,561)	1,333	—	157	—	(4,071)
Provision for income taxes	(109)	—	—	—	—	(109)
Minority interests	—	—	—	165	—	165
Equity in earnings (loss) of subsidiaries	(1,325)	—	—	—	1,325	—

NET (LOSS) INCOME	$(4,345)	$1,333	$—	$(8)	$(1,325)	$(4,345)

Consolidating Statement of Operations for the quarter ended October 1, 2006 (unaudited; in thousands):

		Guarantors
							Consolidated
	PMCI	PMCM	WRG	Other	Non-Guarantors	Eliminations	PMCI
Revenue
Food sales	$57,181	$18,982	$44,396	$—	$6,507	$—	$127,066
Franchise and other revenue	3,129	3,543	2,079	—	—	(1,580)	7,171

Total revenues	60,310	22,525	46,475	—	6,507	(1,580)	134,237

Cost and expenses
Cost of sales (excluding depreciation shown below):
Food cost	16,877	4,199	14,351	—	1,825	—	37,252
Labor and benefits	18,945	6,762	15,863	—	2,081	—	43,651
Operating expenses	13,902	6,218	11,949	—	2,497	(818)	33,748
General and administrative	8,349	762	2,565	—	—	(762)	10,914
Transaction costs	1,330	—	1,895	—	—	—	3,225
Depreciation and amortization	2,311	1,237	1,561	—	340	—	5,449
Interest, net	6,651	(71)	341	—	2	—	6,923
Asset impairments and closed store expenses	—	—	81	—	12	—	93
Other, net	(51)	—	540	—	—	—	489

Total costs and expenses	68,314	19,107	49,146	—	6,757	(1,580)	141,744

(Loss) income before income taxes and minority interests	(8,004)	3,418	(2,671)	—	(250)	—	(7,507)
Benefit from (provision for) income taxes	1,178	(1,502)	—	—	—	—	(324)
Minority interests	—	—	12	—	11	—	23
Equity in earnings (loss) of subsidiaries	(1,028)	—	—	—	—	1,028	—

NET (LOSS) INCOME	$(7,854)	$1,916	$(2,683)	$—	$(261)	$1,028	$(7,854)

Consolidating Statement of Operations for the year-to-date period ended October 7, 2007 (unaudited; in thousands):

		Guarantors
						Consolidated
	PMCI	WRG	Other	Non-Guarantors	Eliminations	PMCI
Revenue
Food sales	$256,391	$138,259	$—	$20,971	$—	$415,621
Franchise and other revenue	16,670	7,417	—	—	—	24,087

Total revenues	273,061	145,676	—	20,971	—	439,708

Cost and expenses
Cost of sales (excluding depreciation shown below):
Food cost	70,547	40,019	—	5,821	—	116,387
Labor and benefits	87,125	49,032	—	6,912	—	143,069
Operating expenses	66,443	37,829	—	7,105	—	111,377
General and administrative	29,293	4,282	—	—	—	33,575
Transaction costs	772	241	—	—	—	1,013
Depreciation and amortization	13,437	4,683	—	821	—	18,941
Interest, net	23,061	826	—	—	—	23,887
Asset impairments and closed store expenses	(403)	858	—	26	—	481
Other, net	(73)	350	—	—	—	277

Total costs and expenses	290,202	138,120	—	20,685	—	449,007

(Loss) income before income taxes and minority interests	(17,141)	7,556	—	286	—	(9,299)
Provision for income taxes	(109)	—	—	—	—	(109)
Minority interests	—	—	—	409	—	409
Equity in earnings (loss) of subsidiaries	7,433	—	—	—	(7,433)	—

NET (LOSS) INCOME	$(9,817)	$7,556	$—	$(123)	$(7,433)	$(9,817)

Consolidating Statement of Operations for the year-to-date period ended October 1, 2006 (unaudited; in thousands):

		Guarantors
							Consolidated
	PMCI	PMCM	WRG	Other	Non-Guarantors	Eliminations	PMCI
Revenue
Food sales	$195,351	$62,208	$138,245	$—	$21,384	$—	$417,188
Franchise and other revenue	10,424	11,476	6,704	15	—	(5,014)	23,605

Total revenues	205,775	73,684	144,949	15	21,384	(5,014)	440,793

Cost and expenses
Cost of sales (excluding depreciation shown below):
Food cost	58,057	14,125	44,678	—	6,083	—	122,943
Labor and benefits	64,294	22,405	48,480	—	6,655	—	141,834
Operating expenses	45,043	20,528	35,852	15	7,678	(2,476)	106,640
General and administrative	26,588	2,545	9,601	—	—	(2,538)	36,196
Transaction costs	3,071	—	2,442	—	—	—	5,513
Depreciation and amortization	11,523	2,351	4,882	—	1,008	—	19,764
Interest, net	19,621	(642)	9,465	—	4	—	28,448
Asset impairments and closed store expenses	270	—	108	—	36	—	414
Gain on extinguishment of debt	—	—	(12,581)	—	—	—	(12,581)
Other, net	(152)	—	540	—	—	—	388

Total costs and expenses	228,315	61,312	143,467	15	21,464	(5,014)	449,559

(Loss) income before income taxes and minority interests	(22,540)	12,372	1,482	—	(80)	—	(8,766)
Benefit from (provision for) income taxes	4,528	(4,852)	—	—	—	—	(324)
Minority interests	—	—	(1)	—	193	—	192
Equity in earnings (loss) of subsidiaries	8,730	—	—	—	—	(8,730)	—

NET (LOSS) INCOME	$(9,282)	$7,520	$1,483	$—	$(273)	$(8,730)	$(9,282)

Consolidating Balance Sheet as of October 7, 2007 (unaudited; in thousands):

		Guarantors
						Consolidated
	PMCI	WRG	Other	Non-Guarantors	Eliminations	PMCI
CURRENT ASSETS:
Cash and cash equivalents	$4,864	$2,605	$—	$(1,929)	$—	$5,540
Restricted cash	9,147	—	—	—	—	9,147
Trade receivables, less allowance for doubtful accounts	13,384	8,103	—	42	—	21,529
Inventories	9,791	4,742	—	276	—	14,809
Prepaid expenses and other current assets	5,229	1,307	—	2	—	6,538

Total current assets	42,415	16,757	—	(1,609)	—	57,563

PROPERTY AND EQUIPMENT, net	62,964	31,177	—	2,716	—	96,857
INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS	—	35	—	10	—	45
GOODWILL	30,038	—	—	—	—	30,038
INTANGIBLE ASSETS, net	153,998	254	—	—	—	154,252
INVESTMENTS IN SUBSIDIARIES	(96,234)	—	—	—	96,234	—
DUE FROM SUBSIDIARIES	101,855	—	—	—	(101,855)	—
DEFERRED INCOME TAXES	806	—	—	—	—	806
OTHER ASSETS	10,618	(621)	—	2,625	—	12,622

	$306,460	$47,602	$—	$3,742	$(5,621)	$352,183

CURRENT LIABILITIES:
Accounts payable	$19,196	$8,039	$—	$782	$—	$28,017
Accrued expenses	25,941	16,720	—	1,338	—	43,999
Accrued income taxes	5	—	—	—	—	5
Franchise advertising contributions	6,233	—	—	—	—	6,233
Current maturities of long term debt and capital lease obligations	1,200	365	—	—	—	1,565

Total current liabilities	52,575	25,124	—	2,120	—	79,819

CAPITAL LEASE OBLIGATIONS, less current maturities	2,998	5,909	—	—	—	8,907
LONG-TERM DEBT, less current maturities	303,036	39	—	—	—	303,075
DEFERRED RENT	7,266	3,732	—	215	—	11,213
OTHER LIABILITIES	4,014	8,256	—	2	—	12,272
DUE TO PARENT	—	105,164	—	(3,309)	(101,855)	—
MINORITY INTERESTS IN CONSOLIDATED PARTNERSHIPS	—	—	—	326	—	326
STOCKHOLDER’S INVESTMENT:
Common Stock	1	—	—	—	—	1
Preferred Stock	—	63,277	—	—	(63,277)	—
Capital in excess of par	—	(177)	—	9,515	(9,338)	—
Additional paid-in capital	137,923	—	—	—	—	137,923
Treasury stock	—	(137)	—	—	137	—
Other comprehensive income	97	—	—	—	—	97
Retained (deficit) earnings	(201,450)	(163,585)	—	(5,127)	168,712	(201,450)

	(63,429)	(100,622)	—	4,388	96,234	(63,429)

	$306,460	$47,602	$—	$3,742	$(5,621)	$352,183

Consolidating balance sheet as of December 31, 2006 (in thousands):

		Guarantors
							Consolidated
	PMCI	PMCM	WRG	Other	Non-Guarantors	Eliminations	PMCI
CURRENT ASSETS:
Cash and cash equivalents	$3,132	$201	$7,158	$—	$(1,422)	$—	$9,069
Restricted cash	4,209	6,984	—	—	—	—	11,193
Trade receivables, less allowance for doubtful accounts	12,662	43	5,576	—	35	—	18,316
Inventories	6,364	481	3,882	—	269	—	10,996
Prepaid expenses and other current assets	3,781	316	693	—	34	—	4,824

Total current assets	30,148	8,025	17,309	—	(1,084)	—	54,398

PROPERTY AND EQUIPMENT, net	44,762	10,885	32,755	—	2,642	—	91,044
INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS	—	—	228	—	10	—	238
GOODWILL	30,038	—	—	—	—	—	30,038
INTANGIBLE ASSETS, net	45,885	110,600	307	—	—	—	156,792
INVESTMENTS IN SUBSIDIARIES	31,105	—	—	—	—	(31,105)	—
DUE FROM PMCI	—	14,494	—	—	—	(14,494)	—
DUE FROM SUBSIDIARIES	105,884	—	—	—	—	(105,884)	—
DEFERRED INCOME TAXES	708	—	—	—	—	—	708
OTHER ASSETS	11,560	—	(1,008)	—	3,075	—	13,627

	$300,090	$144,004	$49,591	$—	$4,643	$(151,483)	$346,845

CURRENT LIABILITIES:
Accounts payable	$10,756	$2,310	$8,324	$—	$1,409	$—	$22,799
Accrued expenses	28,455	7,547	20,707	—	1,579	—	58,288
Accrued income taxes	75	—	—	—	—	—	75
Franchise advertising contributions	5,392	—	—	—	—	—	5,392
Current maturities of long term debt and capital lease obligations	1,166	—	540	—	—	—	1,706

Total current liabilities	45,844	9,857	29,571	—	2,988	—	88,260

CAPITAL LEASE OBLIGATIONS, less current maturities	94	—	6,155	—	—	—	6,249
LONG-TERM DEBT, less current maturities	286,325	—	54	—	—	—	286,379
DEFERRED RENT	5,384	—	4,164	—	220	—	9,768
OTHER LIABILITIES	4,095	—	7,690	—	—	—	11,785
DUE TO PMCM / PMCR	14,494	—	—	—	—	(14,494)	—
DUE TO PARENT	—	—	108,974	10	(3,100)	(105,884)	—
MINORITY INTERESTS IN CONSOLIDATED PARTNERSHIPS	(475)	—	423	—	127	—	75
STOCKHOLDER’S INVESTMENT:
Common Stock	1	1	—	—	—	(1)	1
Preferred Stock	—	—	63,277	—	—	(63,277)	—
Capital in excess of par	—	—	(177)	—	9,515	(9,338)	—
Additional paid-in capital	136,131	121,300	—	—	—	(121,300)	136,131
Treasury stock	—	—	(137)	—	—	137	—
Other comprehensive income	13	—	—	—	—	—	13
Retained (deficit) earnings	(191,816)	12,846	(170,403)	(10)	(5,107)	162,674	(191,816)

	(55,671)	134,147	(107,440)	(10)	4,408	(31,105)	(55,671)

	$300,090	$144,004	$49,591	$—	$4,643	$(151,483)	$346,845

Consolidating Statement of Cash Flows for the year-to-date period ended October 7, 2007 (unaudited; in thousands):

		Guarantors
						Consolidated
	PMCI	WRG	Other	Non-Guarantors	Eliminations	PMCI
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,817)	$7,556	$—	$(123)	$(7,433)	$(9,817)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in the earnings of subsidiaries	(7,433)	—	—	—	7,433	—
Depreciation and amortization	13,437	4,683	—	821	—	18,941
Amortization of debt discount	248	—	—	—	—	248
Other non-cash income and expense items	487	142	—	—	—	629
Gain on disposition of assets	(547)	390	—	—	—	(157)
Asset write-down	144	468	—	26	—	638
Minority interests	—	—	—	409	—	409
Equity in net loss of unconsolidated partnerships	—	90	—	—	—	90
Net changes in operating assets and liabilities	(2,862)	(9,078)	—	(424)	—	(12,364)

Total adjustments	3,474	(3,305)	—	832	7,433	8,434

Net cash (used in) provided by operating activities	(6,343)	4,251	—	709	—	(1,383)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(18,272)	(3,555)	—	(727)	—	(22,554)
Proceeds from sale of assets	—	3	—	—	—	3

Net cash used in investing activities	(18,272)	(3,552)	—	(727)	—	(22,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(128)	(421)	—	—	—	(549)
Proceeds from long-term debt	1,950	—	—	—	—	1,950
Payments on long-term debt	(760)	(15)	—	—	—	(775)
Proceeds from revolver	62,600	—	—	—	—	62,600
Payments on revolver	(47,300)	—	—	—	—	(47,300)
Landlord financing	2,915	—	—	—	—	2,915
Intercompany financing	5,077	(4,816)	—	(261)	—	—
Distributions to minority partners	—	—	—	(228)	—	(228)
Capital contribution	1,792	—	—	—	—	1,792

Net cash provided by (used in) financing activities	26,146	(5,252)	—	(489)	—	20,405

Net increase (decrease) in cash and cash equivalents	1,531	(4,553)	—	(507)	—	(3,529)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	3,333	7,158	—	(1,422)	—	9,069

Balance, end of period	$4,864	$2,605	$—	$(1,929)	$—	$5,540

Consolidating Statement of Cash Flows for the year-to-date period ended October 1, 2006 (unaudited; in thousands):

		Guarantors			Non-		Consolidated
	PMCI	PMCM	WRG	Other	Guarantors	Eliminations	PMCI
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,282)	$7,520	$1,483	$—	$(273)	$(8,730)	$(9,282)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in the earnings of subsidiaries	(8,730)	—	—	—	—	8,730	—
Depreciation and amortization	11,523	2,351	4,882	—	1,008	—	19,764
Amortization of debt discount	248	—	—	—	—	—	248
Other non-cash income and expense items	(143)	—	6,624	—	—	—	6,481
Gain on extinguishment of debt	—	—	(12,581)	—	—	—	(12,581)
(Gain) loss on disposition of assets	(96)	—	4	—	3	—	(89)
Asset write-down	—	—	104	—	33	—	137
Minority interests	—	—	320	—	(128)	—	192
Equity in net loss of unconsolidated partnerships	—	—	154	—	—	—	154
Net changes in operating assets and liabilities	(258)	358	(4,856)	23	209	—	(4,524)

Total adjustments	2,544	2,709	(5,349)	23	1,125	8,730	9,782

Net cash (used in) provided by operating activities	(6,738)	10,229	(3,866)	23	852	—	500

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(6,282)	(1,051)	(4,894)	—	(1,095)	—	(13,322)
Proceeds from sale of assets	1,534	—	13	—	—	—	1,547
Intercompany activities	77,093	(77,093)	—	—	—	—	—

Net cash provided by (used in) investing activities	72,345	(78,144)	(4,881)	—	(1,095)	—	(11,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(213)	—	(451)	—	—	—	(664)
Proceeds from long-term debt	103,800	—	1,541	—	—	—	105,341
Payments on long-term debt	(4,050)	—	(101,565)	—	—	—	(105,615)
Proceeds from revolver	6,800	—	—	—	—	—	6,800
Payments on revolver	(3,800)	—	—	—	—	—	(3,800)
Intercompany financing	(109,966)	—	109,966	—	—	—	—
Debt issuance costs	(2,720)	—	—	—	—	—	(2,720)
Distributions to minority partners	—	—	(242)	—	—	—	(242)
Capital contribution	(54,884)	67,429	—	—	—	—	12,545

Net cash (used in) provided by financing activities	(65,033)	67,429	9,249	—	—	—	11,645

Net increase (decrease) in cash and cash equivalents	574	(486)	502	23	(243)	—	370

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	1,591	1,567	2,609	(23)	(1,756)	—	3,988

Balance, end of period	$2,165	$1,081	$3,111	$—	$(1,999)	$—	$4,358

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
Perkins Restaurant and Bakery
Perkins, founded in 1958, has continued to adapt its menu, product offerings and building décor to meet changing consumer preferences. The Perkins’ concept is designed to serve a variety of demographically and geographically diverse customers for a wide range of dining occasions that are appropriate for the entire family. As of October 7, 2007, the Company offered a full menu of over 90 assorted breakfast, lunch, dinner, snack and dessert items ranging in price from $3.29 to $12.99, with an average guest check of $8.22 for our Company-operated restaurants. Perkins’ signature menu items include our omelettes, secret-recipe real buttermilk pancakes, Mammoth Muffins, Tremendous Twelve platter, salads, melt sandwiches and Butterball turkey entrees. Breakfast items, which are available throughout the day, account for approximately half of the entrees sold in our restaurants.
Perkins is a leading operator and franchisor of full-service family dining restaurants. As of October 7, 2007, we operated 159 full-service restaurants and franchised 323 full-service restaurants to 108 franchisees in 34 states and in 5 Canadian provinces. The footprint of our Company-operated restaurants extends over 13 states, with a significant number of restaurants in Minnesota and Florida. Our Company-operated restaurants generated average annual revenues of $1,930,000 over the thirteen periods ended October 7, 2007.
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
For the quarter ended October 7, 2007 and October 1, 2006, average royalties earned per franchised restaurant were approximately $15,700 and $15,500, respectively. The following number of Perkins’ license agreements have expiration dates in the years indicated: 2007 — six; 2008 — ten; 2009 — twelve; 2010 — eighteen; 2011 — thirteen. Upon the expiration of license agreements, franchisees typically apply for and receive new license agreements. Franchisees pay a license agreement renewal fee of $5,000 to $7,500 depending on the length of the renewal term.

Marie Callender’s Restaurant and Bakery
Marie Callender’s, founded in 1948, has one of the longest operating histories within the full-service dining sector. Marie Callender’s is known for serving quality food in a warm, pleasant atmosphere, and for its premium pies that are baked fresh daily. As of October 7, 2007, the Company offered a full menu of over 50 items ranging in price from $4.89 to $16.99. Marie Callender’s signature menu items include pot pies, quiches, full salad bar and Sunday brunch. Day part mix is split evenly between lunch and dinner.
Marie Callender’s are mid-priced, casual dining restaurants specializing in the sale of pies, operating primarily in the western United States. As of October 7, 2007, we operated 92 full-service restaurants and franchised 45 full-service restaurants to 26 franchisees in four states and Mexico. Our Company-operated restaurants’ footprint extends over nine states with 62 restaurants located in California. Our existing Company-operated restaurants generated average annual revenues of $2,211,000 over the thirteen periods ended October 7, 2007.
As of October 7, 2007, of the 137 Marie Callender’s restaurants in operation: 134 restaurants were operated under the Marie Callender’s name, one under the Marie Callender’s Grill name, one under the Callender’s Grill name and one under the East Side Mario’s name. The Company owns and operates 78 Marie Callender’s restaurants, one Callender’s Grill, the East Side Mario’s restaurant (a mid-priced Italian restaurant operating in Lakewood, California) and twelve Marie Callender’s restaurants under partnership agreements. The Company has less than a 50% ownership in two of the partnership restaurants and a 57% to 95% ownership in the remaining ten locations. Franchisees owned and operated 44 Marie Callender’s restaurants and one Callender’s Grill.
Marie Callender’s franchised restaurants operate pursuant to franchise agreements generally having an initial term of 15 years, and pursuant to which a royalty fee (normally 5% of gross sales) is paid. Franchisees pay a non-refundable, one-time initial franchise fee of $25,000. Franchisees also pay a training fee of $35,000 prior to opening a restaurant. Franchisees typically have the right to renew the franchise agreement for two terms of five years each. For the quarter ended October 7, 2007 and October 1, 2006, average royalties earned per franchised restaurant were approximately $21,993 and $24,065, respectively. The decrease is primarily due to the inclusion of the additional seven days of operations at Marie Callender’s franchise restaurants in the third quarter of 2006 as compared to the third quarter of 2007 (see “Financial Statement Presentation” below). The following number of Marie Callender’s franchise agreements have expiration dates in the years indicated: 2007 — one; 2008 — four; 2009 — none; 2010 — two and 2011 — two. Upon the expiration of franchise agreements, franchisees typically apply for and receive new franchise agreements and pay a franchise agreement renewal fee of $2,500.
Manufacturing
Foxtail manufactures pies, pancake mixes, cookie doughs, muffin batters and other bakery products for both our in-store bakeries and third-party customers. One manufacturing facility in Corona, California produces pies and other bakery products to supply the Marie Callender’s restaurants and three facilities in Cincinnati, Ohio produce pies, pancake mixes, cookie doughs, muffin batters and other bakery products to supply the Perkins restaurants. In recent years, less than ten percent (10%) of the sales from the Corona, California plant have been to third party customers, whereas in excess of fifty percent (50%) of the sales from the Cincinnati, Ohio plants have been to third party customers.
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
For the quarter ended October 7, 2007, Perkins’ Company-operated restaurants’ comparable sales increased by 0.3% and Marie Callender’s Company-operated restaurants’ comparable sales declined by 2.5%. For the year-to-date period ended October 7, 2007, Perkins’ Company-operated restaurants’ comparable sales declined by 0.7% and Marie Callender’s Company-operated restaurants’ comparable sales declined by 0.8%. The decrease in comparable sales in the year-to-date period is due primarily to the decrease in comparable guest counts.

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
Insurance Reserves
We are self-insured up to certain limits for costs associated with workers’ compensation claims, property claims and benefits paid under employee health care programs. At October 7, 2007 and December 31, 2006, we had total self-insurance accruals reflected in our consolidated balance sheets of approximately $7,633,000 and $8,759,000, respectively. The measurement of these costs required the consideration of historical loss experience and judgments about the present and expected levels of cost per claim. We account for the workers’ compensation costs primarily through actuarial methods, which develop estimates of the discounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet dates. We account for benefits paid under employee health care programs using historical lag information as the basis for estimating expenses incurred as of the balance sheet dates. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. However, the use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved and the length of time until the ultimate cost is known. We believe that our recorded obligations for these expenses are consistently measured on an appropriate basis. Nevertheless, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities.

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
Due to the fact that we have invested a significant amount in the construction or acquisition of new restaurants, we have risks that these assets will not provide an acceptable return on our investment and an impairment of these assets may occur. The accounting test for whether an asset held for use is impaired involves first comparing the carrying value of the asset with its estimated future undiscounted cash flows. If these cash flows do not exceed the carrying value, the asset must be adjusted to its current fair value. Periodically or upon occurrence of a triggering event, we perform this test on each of our restaurants to evaluate whether impairment exists. Factors influencing our judgment include the age of the restaurant (new restaurants have significant start-up costs, which impede a reliable measure of cash flow), estimation of future restaurant performance and estimation of restaurant fair value. Due to the fact that we can specifically evaluate impairment on a restaurant-by-restaurant basis, we have historically been able to identify impaired restaurants and record the appropriate adjustment.
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
Goodwill and Intangibles
As of October 7, 2007, we had approximately $184,290,000 of goodwill and intangible assets on our balance sheet primarily resulting from the Acquisition. Accounting standards require that we review goodwill and non-amortizing intangible assets for impairment on at least an annual basis. The annual evaluation of intangible asset impairment, performed as of year end, requires the use of estimates about the future cash flows of each of our reporting units to determine their estimated fair values. Changes in forecasted operations and changes in discount rates can materially affect these estimates. However, once an impairment of intangible assets has been recorded, it cannot be reversed.
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

On January 1, 2007, the Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, (“FIN 48”). As a result of the implementation of FIN 48, the Company recognized a decrease of approximately $183,000 in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the Company had approximately $5,442,000 of unrecognized tax benefits, all of which, if recognized, would favorably affect the Company’s effective tax rate. Included therein, the Company has $3,086,000 of unrecognized tax benefits reducing federal and state net operating loss carry forward and federal tax credit carry forward deferred tax assets that if recognized would be subject to a valuation allowance. The Company expects that the total amount of its unrecognized tax benefits will decrease between $1,100,000 and $1,500,000 within the next 12 months due to various state tax examinations and expiration of statutes.
The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income taxes. As of January 1, 2007, the Company had $275,000 of accrued interest and penalties.
The Company’s tax returns are open to federal and state tax audits until the applicable statute of limitations expire. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2004. For the majority of states where the Company has a significant presence, it is also no longer subject to tax examination by state tax authorities for tax years before 2003.
RESULTS OF OPERATIONS
Financial Statement Presentation
In 2006, WRG’s quarterly results were based on thirteen-week quarters. Beginning in the first quarter of 2007, WRG adopted Perkins’ reporting calendar, which is based on thirteen four-week accounting periods. Accordingly, the accompanying consolidated statement of operations for the third quarter ended October 1, 2006 includes the financial results of WRG for the 91-day period from June 30, 2006 through September 28, 2006. The accompanying consolidated statement of operations for the third quarter ended October 7, 2007 includes the financial results of WRG for three four-week periods, or 84 days.
The accompanying consolidated statements of operations and cash flows for the year-to-date period ended October 1, 2006 include the 2006 year-to-date financial results of WRG for the 273-day period from December 30, 2005 through September 28, 2006. The accompanying consolidated statements of operations and cash flows for the year-to-date period ended October 7, 2007 include the 2007 year-to-date financial results of WRG for ten four-week periods, or 280 days.
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
Overview
Our revenues are derived primarily from restaurant operations, franchise royalties and the sale of bakery products produced by Foxtail. Sales from Foxtail to Company-operated restaurants are eliminated in the accompanying statements of operations. Segment revenues as a percentage of total revenues were as follows:

	Percentage of Total Revenues
	Third Quarter	Year-to-Date
	Ended	Ended
	October 7, 2007	October 7, 2007
Restaurant operations	85.6%	86.8%
Franchise operations	4.7%	4.7%
Foxtail	8.9%	7.7%
Other	0.8%	0.8%

Total	100.0%	100.0%

The following table reflects certain data for the Company’s quarter ended October 7, 2007 compared to the quarter ended October 1, 2006. The consolidated information is derived from the accompanying consolidated statements of operations. Data from the Company’s segments — Restaurant operations, Franchise operations, Foxtail and Other is included for comparison. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable revenue amount. The food cost ratio in the consolidated results reflects the elimination of intersegment food cost of $3,635,000 and $2,155,000 in the third quarter of 2007 and 2006, respectively.

	Consolidated Results		Restaurant Operations		Franchise Operations
	Third Quarter Ended		Third Quarter Ended		Third Quarter Ended
	October 7, 2007	October 1, 2006	October 7, 2007	October 1, 2006	October 7, 2007	October 1, 2006
Food sales	$127,666	$129,221	$112,376	$113,405	$—	$—
Franchise and other revenue	7,281	7,171	—	—	6,200	6,199
Intersegment revenue	(3,635)	(2,155)	—	—	—	—

Total Revenues	131,312	134,237	112,376	113,405	6,200	6,199
Food cost	28.5%	29.3%	26.5%	26.7%	0.0%	0.0%
Labor and benefits	34.4%	34.4%	36.3%	36.9%	0.0%	0.0%
Operating expenses	26.4%	25.1%	28.8%	28.1%	10.0%	8.0%
Segment Profit (Loss)	$(4,345)	$(7,854)	$5,074	$5,961	$5,579	$5,705

	Foxtail		Other (a)
	Third Quarter Ended		Third Quarter Ended
	October 7, 2007	October 1, 2006	October 7, 2007	October 1, 2006
Food sales	$15,290	$15,817	$—	$—
Franchise and other revenue	—	—	1,081	971
Intersegment revenue	(3,635)	(2,155)	—	—

Total Revenues	11,655	13,662	1,081	971
Food cost	60.8%	57.9%	0.0%	0.0%
Labor and benefits	12.9%	11.1%	-3.0%	9.1%
Operating expenses	11.5%	9.1%	0.0%	-7.2%
Segment Profit (Loss)	$901	$1,904	$(15,899)	$(21,424)

(a)	Licensing revenue of $1,052,000 and $917,000 for the third quarter of 2007 and 2006, respectively, is included in the Other segment revenues. The Other segment loss includes corporate general and administrative expenses, interest expense and other non-operational expenses. For details of the Other segment loss, see Note 9, “Segment Reporting” in the Notes to Consolidated Financial Statements.

The following table reflects certain data for the Company’s year-to-date period ended October 7, 2007 compared to the year-to-date period ended October 1, 2006. The consolidated information is derived from the accompanying consolidated statements of operations. Data from the Company’s segments — Restaurant operations, Franchise operations, Foxtail and Other is included for comparison. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable revenue amount. The food cost ratio in the consolidated results reflects the elimination of intersegment food cost of $13,494,000 and $6,510,000 for the year-to-date periods of 2007 and 2006, respectively.

	Consolidated Results		Restaurant Operations		Franchise Operations
	Year-to-date Ended		Year-to-date Ended		Year-to-date Ended
	October 7, 2007	October 1, 2006	October 7, 2007	October 1, 2006	October 7, 2007	October 1, 2006
Food sales	$429,115	$423,698	$381,624	$373,193	$—	$—
Franchise and other revenue	24,087	23,605	—	—	20,433	20,515
Intersegment revenue	(13,494)	(6,510)	—	—	—	—

Total Revenues	439,708	440,793	381,624	373,193	20,433	20,515
Food cost	28.0%	29.5%	26.8%	27.0%	0.0%	0.0%
Labor and benefits	34.4%	34.0%	35.7%	36.4%	0.0%	0.0%
Operating expenses	25.3%	24.2%	27.4%	26.9%	9.3%	8.3%
Segment Profit (Loss)	$(9,817)	$(9,282)	$24,061	$21,100	$18,525	$18,814

	Foxtail		Other (a)
	Year-to-date Ended		Year-to-date Ended
	October 7, 2007	October 1, 2006	October 7, 2007	October 1, 2006
Food sales	$47,491	$50,506	$—	$—
Franchise and other revenue	—	—	3,654	3,089
Intersegment revenue	(13,494)	(6,510)	—	—

Total Revenues	33,997	43,996	3,654	3,089
Food cost	58.0%	56.7%	0.0%	0.0%
Labor and benefits	13.7%	11.4%	8.1%	9.4%
Operating expenses	10.6%	9.8%	0.0%	0.0%
Segment Profit (Loss)	$3,441	$6,466	$(55,844)	$(55,662)
(a) Licensing revenue of $3,374,000 and $2,826,000 for the year-to-date period of 2007 and 2006, respectively, is included in the Other segment revenues. The Other segment loss includes corporate general and administrative expenses, interest expense and other non-operational expenses. For details of the Other segment loss, see Note 9, “Segment Reporting” in the Notes to Consolidated Financial Statements.
Quarter Ended October 7, 2007 Compared to the Quarter Ended October 1, 2006
Restaurant Operations Overview
The operating results of the restaurant segment are impacted mainly by the following industry-wide factors: competition, comparable store sales and guest counts, restaurant openings and closings, labor and employee benefit expenses, commodity prices, energy prices, governmental legislation, general economy and weather.

Perkins restaurants’ comparable sales increased 0.3% and Marie Callender’s restaurants’ comparable sales decreased 2.5% in the third quarter of 2007 as compared to the third quarter of 2006. The decrease in Marie Callender’s comparable sales resulted primarily from a decrease in comparable guest counts.
Marie Callender’s restaurant sales decreased $2,995,000 primarily due to the inclusion of seven additional days of revenues in the third quarter of 2006 for an estimated impact of $3,700,000.
Restaurant segment income decreased $887,000 in the third quarter of 2007 compared to a year ago, primarily due to an increase in depreciation. The lower depreciation in the restaurant segment in the third quarter of 2006 was due to a reclassification between segments of approximately $810,000 of depreciation, related to the step-up in the basis of depreciable assets.
Since the end of the third quarter of 2006, the Company has opened three new Perkins restaurants, acquired two Perkins restaurants from franchisees and closed one underperforming Perkins restaurant. The Company has also acquired one Marie Callender’s restaurant from a franchisee and closed two underperforming Marie Callender’s restaurants.
Foxtail Overview
The operating results of Foxtail are impacted mainly by the following factors: external customer base, labor and employee benefit expenses, commodity prices, energy prices, governmental legislation, Perkins and Marie Callender’s restaurant openings and closings, food safety requirements and the general economy.
Foxtail operations historically managed by WRG (“Corona”) and Foxtail operations historically managed by Perkins (“Cincinnati”) are aggregated into one reportable segment. Foxtail’s net sales decreased $2,007,000 from the prior year’s third quarter. $1,575,000 of the decrease is due to the elimination of sales and cost of sales from Foxtail’s Corona plant to Marie Callender’s Company-operated restaurants in the third quarter of 2007, whereas sales and cost of sales from Foxtail’s Corona plant to Marie Callender’s Company-operated restaurants in the third quarter of 2006 were not eliminated. (The Corona plant intercompany sales to the Marie Callender’s Company-operated restaurants have been eliminated beginning in the fourth quarter of 2006.) The effect of this change had no effect on Foxtail’s segment income or the Company’s net loss. The decrease was also due to a decrease in sales of $242,000 in the third quarter to one contractual customer and the loss of a line of business and related sales of $402,000 to one major non-contractual customer. Segment income of $901,000 in the third quarter of 2007 decreased $1,003,000 as compared to the third quarter of 2006 primarily as a result of this decline in sales and increases, as a percentage of sales, in food cost, labor and benefits and operating expenses.
Franchise Operations Overview
The results of the franchise operations are mainly impacted by the same factors as those impacting the Company’s restaurant segments, excluding the operating cost factors since franchise segment income is earned primarily through royalty income.
Franchise revenues were flat in the third quarter of 2007 compared to the prior year’s third quarter. During the third quarter of 2007, increases in franchise fees and renewal fees were offset by a decline in royalty revenue.
Since the end of the third quarter of 2006, franchisees have opened nine Perkins restaurants, closed nine Perkins restaurants and sold two Perkins restaurants to the Company. One franchised Marie Callender’s restaurant was acquired by the Company.
Revenues
Total revenues decreased $2,925,000 in the third quarter of 2007 compared to the third quarter of 2006. The decrease was primarily due to a $2,995,000 decline in sales at Marie Callender’s Company-operated restaurants due primarily to the inclusion of seven additional days of revenues in the third quarter of 2006.

Restaurant segment sales of $112,376,000 and $113,405,000 in the third quarter of 2007 and 2006, respectively, accounted for 85.6% and 84.5% of total revenues, respectively. The sales decrease resulted from a $2,995,000 decline in sales at Marie Callender’s restaurants due primarily to the inclusion of seven additional days of revenues in the third quarter of 2006, partially offset by sales from new Perkins restaurants.
Franchise segment revenues accounted for 4.7% and 4.6% of total revenues in the third quarter of 2007 and 2006, respectively. Total franchise revenues increased as a percentage of total revenues due to the decline in total revenues in the third quarter of 2007.
Foxtail revenues decreased $2,007,000 in the third quarter of 2007 versus the same quarter of 2006. The decrease is due primarily to the elimination of sales and cost of sales from Foxtail’s Corona plant to Marie Callender’s Company-operated restaurants in the third quarter of 2007 of $1,575,000, whereas sales and cost of sales from Foxtail’s Corona plant to Marie Callender’s Company-operated restaurants in the third quarter of 2006 were not eliminated. The effect of this change had no effect on Foxtail’s segment income or the Company’s net loss. The decrease was also due to a decrease in sales of $242,000 in the third quarter to one contractual customer and the loss of a line of business and related sales of $402,000 to one major non-contractual customer.
Costs and Expenses
Food Cost
Consolidated food cost was 28.5% and 29.3% of food sales in the third quarter of 2007 and 2006, respectively. Intercompany sales and food cost from the Corona plant to Marie Callender’s Company-operated restaurants were eliminated in the third quarter of 2007, whereas, intercompany sales and food cost from the Corona plant to Marie Callender’s Company-operated restaurants were not eliminated in the third quarter of 2006. Approximately 0.9% of the 0.8% food cost percentage decrease is related to this change in the elimination of sales and food cost. The elimination entry has no effect on Foxtail’s segment income or the Company’s net loss. The improvement is also due to the improved purchasing power of the combined Perkins and Marie Callender’s brands following the Combination in May of 2006, and the impact of increased menu prices at Perkins restaurants and Marie Callender’s restaurants. The impact of these favorable factors was partially offset by higher commodity costs.
Restaurant segment food cost was 26.5% and 26.7% of food sales in the third quarter of 2007 and 2006, respectively. In the Foxtail segment, food cost was 60.8% and 57.9% of food sales in the third quarter of 2007 and 2006, respectively. This increase of 2.9 percentage points is primarily due to production inefficiencies resulting in part from lower sales, and higher commodity costs.
Labor and Benefits Expenses
     Consolidated labor and benefits expenses were flat at 34.4% of net food sales in the third quarter of 2007 and 2006. The labor and benefits ratio in the Foxtail segment increased 1.8 percentage points in the third quarter of 2007, and the labor and benefits ratio in the restaurant segment decreased 0.6 percentage points. The increase in the Foxtail segment is due primarily to an increase in the average wage rate in the Cincinnati plants due to competitive pressures in the marketplace. The improvement in the restaurant segment was primarily due to workers’ compensation costs which decreased by $1,114,000 (or 1.0 percentage point of the 0.6 percentage point decrease).
Operating Expenses
Approximately 93.2% and 94.5% of total operating expenses in the third quarter of 2007 and 2006, respectively, were incurred in the restaurant segment. The most significant components of operating expenses were rent, utilities, advertising, restaurant supplies, repair and maintenance and property taxes. Total operating expenses, as a percentage of total sales, were 26.4% and 25.1% in the third quarter of 2007 and 2006, respectively. In the restaurant segment, operating expenses, as a percentage of restaurant sales, increased 0.7 percentage points due primarily to an increase in pre-opening expenses of $445,000 or 0.4 percentage points. Operating expenses in the Foxtail segment, as a percentage of segment food sales, increased 2.4 percentage points primarily due to lost leverage as sales declined $528,000 in the quarter.

Total operating expenses of $34,693,000 in the third quarter of 2007 increased by $945,000 as compared to the third quarter of 2006. The increase was primarily due to the above noted pre-opening expenses.
General and Administrative Expenses
The most significant components of general and administrative (“G&A”) expenses were corporate labor and benefits, occupancy costs and outside services. G&A expenses were 6.6% and 8.1% of total revenues in the third quarter of 2007 and 2006, respectively. The decrease is primarily due to a $1,200,000 (or 0.9%) reduction in corporate incentive compensation and continuing synergies achieved as a result of the Combination.
Transaction Costs
The Company has classified certain expenses directly attributable to the Combination and certain non-recurring expenses incurred as a result of the Combination as transaction costs on the consolidated statements of operations. Transaction costs were $261,000 and $3,225,000 in the third quarter of 2007 and 2006, respectively.
Depreciation and Amortization
Depreciation and amortization expense was $6,051,000 and $5,449,000 in the third quarter of 2007 and 2006, respectively. This increase is primarily due to an increase in the amortization of intangible assets and an increase in the depreciation of asset additions related to the new Company-operated Perkins restaurants.
Interest, net
Interest, net was $7,189,000 or 5.5% of total revenues in the third quarter of 2007 compared to $6,923,000 or 5.2% of total revenues in the third quarter of 2006. This increase of 0.3 percentage points was due to an increase in the average debt outstanding in the third quarter of 2007 as compared to the third quarter of 2006.
Asset Impairments and Closed Store Expenses
Asset impairments and closed store expenses consist primarily of the write-down to fair value for impaired stores and adjustments to the reserve for closed stores. During the third quarter of 2007 and 2006, we recorded adjustments of $472,000 and $93,000, respectively.
Taxes
The effective tax provision rate for the third quarter of 2007 and 2006 was -2.7% and -4.3% respectively. Our effective rate differs from the statutory rate primarily due to a valuation allowance for deductible temporary differences and net operating losses and credit carry-forwards generated during 2006 and expected to be generated during 2007. For the third quarter of 2007, the Company included, as a component of income taxes, $63,000 of current state tax not offset by current losses, future deductible temporary differences or net operating loss and $11,000 and $35,000 of tax and interest expense related to uncertain income tax positions. For the third quarter of 2006, the Company included, as a component of income taxes, $324,000 of tax on current income not offset by current losses, future deductible temporary differences, net operating loss or credits.
Year-to-Date Ended October 7, 2007 Compared to the Year-to-Date Ended October 1, 2006
Restaurant Operations Overview
The operating results of the restaurant segment are impacted mainly by the following industry-wide factors: competition, comparable store sales and guest counts, restaurant openings and closings, labor and employee benefit expenses, commodity prices, energy prices, governmental legislation, general economy and weather.

Perkins restaurants’ comparable sales decreased 0.7% and Marie Callender’s restaurants’ comparable sales decreased 0.8% as compared to the year-to-date period in 2006. The decrease in comparable sales resulted primarily from a decrease in comparable guest counts.
Marie Callender’s restaurant sales increased $4,767,000 primarily due to the inclusion of seven additional days of revenues in the year-to-date period of 2007, for an estimated impact of $3,900,000.
Restaurant segment income increased $2,961,000 in the year-to-date period ended October 7, 2007 compared to a year ago, primarily due to workers’ compensation costs which decreased by $2,440,000 (or 0.7 percentage points) and due to the inclusion of an additional seven days of operations at Marie Callender’s restaurants in the year-to-date period of 2007 as compared to the year-to-date period of 2006.
Since the end of the third quarter of 2006, the Company has opened three new Perkins restaurants, acquired two Perkins restaurants from franchisees and closed one underperforming Perkins restaurant. The Company has also acquired one Marie Callender’s restaurant from a franchisee and closed two underperforming Marie Callender’s restaurants.
Foxtail Overview
The operating results of Foxtail are impacted mainly by the following factors: external customer base, labor and employee benefit expenses, commodity prices, energy prices, governmental legislation, Perkins and Marie Callender’s restaurant openings and closings, food safety requirements and the general economy.
Foxtail operations in Corona and Cincinnati are aggregated into one reportable segment. Foxtail’s net sales decreased $9,999,000 from the prior year. $6,467,000 of the decrease is due to the elimination of sales and cost of sales from Foxtail’s Corona plant to Marie Callender’s Company-operated restaurants in the year-to-date period of 2007, whereas sales and cost of sales from Foxtail’s Corona plant to Marie Callender’s Company-operated restaurants in the year-to-date period of 2006 were not eliminated. (The Corona plant intercompany sales to the Marie Callender’s Company-operated restaurants have been eliminated beginning in the fourth quarter of 2006). The effect of this change had no effect on Foxtail’s segment income or the Company’s net loss. The decrease was also due to a decrease in sales of $2,268,000 in the year-to-date period of 2007 to one contractual customer and the loss of a line of business and related sales of $2,906,000 to one major non-contractual customer. Segment income of $3,441,000 in the year-to-date period ended October 7, 2007 decreased $3,025,000 as compared to the year-to-date period ended October 1, 2006 primarily as a result of this decline in sales and increases, as a percentage of sales, in labor and benefits and operating expenses.
Franchise Operations Overview
The operating results of the franchise segment are mainly impacted by the same factors as those impacting the Company’s restaurant segments, excluding the operating cost factors since franchise segment income is earned primarily through royalty income.
Franchise revenues decreased $82,000 in the year-to-date period of 2007 compared to the prior year, primarily due to a decrease in comparable franchise restaurant sales in the year-to-date period of 2007 as compared to the year-to-date period of 2006 and a decrease in the number of franchise restaurants in operation.
Since the end of the third quarter of 2006, franchisees have opened nine Perkins restaurants, closed nine Perkins restaurants and sold two Perkins restaurants to the Company. One franchised Marie Callender’s restaurant was acquired by the Company.
Revenues
Total revenues decreased $1,085,000 in the year-to-date period of 2007 compared to the year-to-date period of 2006. Revenues decreased $6,467,000 due to the elimination of sales and cost of sales from Foxtail’s Corona plant to Marie Callender’s Company-operated restaurants in the year-to-date period of 2007, whereas sales and cost of sales from Foxtail’s Corona plant to Marie Callender’s Company-operated restaurants in the year-to-date period of 2006 were not eliminated. The impact of the elimination entry was partially offset by the additional seven days of operations in 2007 due to the change in reporting period for Marie Callender’s.
Restaurant segment sales of $381,624,000 and $373,193,000 in the year-to-date period of 2007 and 2006, respectively, accounted for 86.8% and 84.7% of total revenues, respectively. This increase is primarily due to the additional seven days of operations at Marie Callender’s resulting in an estimated $3,900,000 in sales in the year-to-date period of 2007 and the increased number of Perkins restaurants.
Franchise segment revenues accounted for 4.7% of total revenues in the year-to-date period of 2007 and 2006. Royalty revenues at Perkins declined $231,000 as franchisees’ comparable restaurant sales decreased by approximately 0.5%. These decreases were partially offset by increases in the Marie Callender’s franchise segment due to the additional seven days of revenues in the year-to-date period of 2007.
Foxtail revenues decreased $9,999,000 in the year-to-date period of 2007 versus the year-to-date period of 2006. $6,467,000 of the decrease is due to the elimination of sales and cost of sales from Foxtail’s Corona plant to Marie Callender’s Company-operated restaurants in the year-to-date period of 2007, whereas sales and cost of sales from Foxtail’s Corona plant to Marie Callender’s Company-operated restaurants in the year-to-date period of 2006 were not eliminated. The effect of this change had no effect on Foxtail’s segment income or the Company’s net loss. The decrease was also due to a decrease in sales of $2,268,000 in the year-to-date period of 2007 to one contractual customer and the loss of a line of business and related sales of $2,906,000 to one major non-contractual customer.
Costs and Expenses
Food Cost
Consolidated food cost was 28.0% and 29.5% of food sales in the year-to-date period of 2007 and 2006, respectively. Intercompany sales and food cost from the Corona plant to Marie Callender’s Company-operated restaurants have been eliminated in the year-to-date period of 2007; intercompany sales and food cost from the Corona plant to Marie Callender’s Company-operated restaurants were not eliminated in the year-to-date period of 2006. Approximately 1.0 percentage point of the 1.5 percentage point decrease is related to this change in the elimination of sales and food cost. The elimination entry has no effect on Foxtail’s segment income or the Company’s net loss. The improvement is also due to the improved purchasing power of the combined Perkins and Marie Callender’s brands following the Combination in May of 2006, the impact of increased menu prices at Perkins restaurants and Marie Callender’s restaurants, and the continuing impact of a kitchen audit program introduced at Marie Callender’s restaurants during 2006. The impact of these favorable factors was partially offset by higher commodity costs.
Restaurant segment food cost was 26.8% and 27.0% of food sales in the year-to-date period of 2007 and 2006, respectively. In the Foxtail segment, food cost was 58.0% and 56.7% of food sales in the year-to-date period of 2007 and 2006, respectively.
Labor and Benefits Expenses
Consolidated labor and benefits expenses were 34.4% and 34.0% of net food sales in the year-to-date period of 2007 and 2006, respectively. The labor and benefits ratio in the Foxtail segment increased 2.3 percentage points in the year-to-date period of 2007, and the labor and benefits ratio in the restaurant segment decreased 0.7 percentage points. The increase in the Foxtail segment is due primarily to an increase in the average wage rate in the Cincinnati plants due to competitive pressures in the marketplace, as well as lower labor productivity resulting from reduced sales. The improvement in the restaurant segment was primarily due to workers’ compensation costs which decreased by $2,440,000. The improvement was partially offset by an increase in the average wage rate due to increases in the minimum wage rate in certain states.
Operating Expenses
Approximately 93.8% and 94.0% of total operating expenses in the year-to-date period of 2007 and 2006, respectively, were incurred in the restaurant segment. The most significant components of operating expenses were rent, utilities, advertising, restaurant supplies, repair and maintenance and property taxes. Total operating expenses, as a percentage of total sales, were 25.3% and 24.2% in the year-to-date period of 2007 and 2006, respectively. In the restaurant segment, operating expenses, as a percentage of restaurant sales, increased 0.5 percentage points due primarily to an increase in rent expense of $1,038,000 or 0.3 percentage points and an increase in pre-opening expenses of $690,000 or 0.2 percentage points. Operating expenses in the Foxtail segment, as a percentage of segment food sales, increased 0.8 percentage points or $89,000.
Total operating expenses of $111,377,000 in the year-to-date period of 2007 increased by $4,737,000 over the year-to-date period of 2006. In addition to the increased rent and pre-opening expenses, operating expenses increased due to the additional seven days of operations at Marie Callender’s in the year-to-date period of 2007.
General and Administrative Expenses
The most significant components of general and administrative (“G&A”) expenses were corporate labor and benefits, occupancy costs and outside services. G&A expenses were 7.6% and 8.2% of total revenues in the year-to-date period of 2007 and 2006, respectively. The decrease is primarily due to a $1,721,000 reduction in corporate incentive compensation and continuing synergies achieved as a result of the Combination, offset in part by a $1,378,000 increase in management fees.
Transaction Costs
The Company has classified certain expenses directly attributable to the Combination and certain non-recurring expenses incurred as a result of the Combination as transaction costs on the consolidated statements of operations. Transaction costs were $1,013,000 and $5,513,000 in the year-to-date period of 2007 and 2006, respectively.
Depreciation and Amortization
Depreciation and amortization expense was $18,941,000 and $19,764,000 in the year-to-date period of 2007 and 2006, respectively. In the year-to-date period of 2006, depreciation expense was higher due to the step-up in the basis of Perkins’ depreciable assets, related to the Acquisition, and the related adjustment to depreciation.
Interest, net
Interest, net was $23,887,000 or 5.4% of total revenues in the year-to-date period of 2007 compared to $28,448,000 or 6.5% of total revenues in the year-to-date period of 2006. During the second quarter of 2006, we repaid WRG’s indebtedness with proceeds of the Term Loan obtained in connection with the May 2006 Combination and wrote-off $1,028,000 of deferred financing costs related to WRG’s indebtedness. Higher interest expense in 2006 was also attributable to the interest rates on WRG’s indebtedness which were significantly higher than the interest rates on the Term Loan.
Asset Impairments and Closed Store Expenses
Asset impairments and closed store expenses consist primarily of the write-down to fair value for impaired stores and adjustments to the reserve for closed stores. During the year-to-date period of 2007 and 2006, we recorded adjustments of $481,000 and $414,000, respectively.
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

Taxes
The effective tax provision rate for the year-to-date period ended October 7, 2007 and October 1, 2006 was -1.2% and -3.7% respectively. Our effective rate differs from the statutory rate primarily due to a valuation allowance for deductible temporary differences and net operating losses and credit carry-forwards generated during 2006 and expected to be generated during 2007. For the year-to-date period of 2007, the Company included, as a component of income taxes, $98,000 federal tax benefit for 2007 credits carried against 2006 tax expense, $58,000 of current state tax not offset by current losses, future deductible temporary differences or net operating loss and $11,000 and $138,000 of tax and interest expense related to uncertain income tax positions. For the year-to-date period of 2006, the Company included, as a component of income taxes, $324,000 of tax on current income not offset by current losses, future deductible temporary differences, net operating loss or credits.
CAPITAL RESOURCES AND LIQUIDITY
Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. In conjunction with the Acquisition, the Company issued $190,000,000 of unsecured 10% Senior Notes due October 1, 2013. In conjunction with the Combination, the Company entered into an amended and restated credit agreement. Pursuant to the Credit Agreement, the lenders made available the following: (1) a five-year revolving credit facility of up to $40,000,000, including a sub-facility for letters of credit in an amount not to exceed $25,000,000 and a sub-facility for swingline loans in an amount not to exceed $5,000,000; and (2) a seven-year term loan credit facility not to exceed $100,000,000.
All amounts under the Credit Agreement bear interest at floating rates based on the agent’s base rate plus an applicable margin or LIBOR rate plus an applicable margin as defined in the Credit Agreement. All indebtedness under the Credit Agreement is collateralized by a first priority lien on substantially all of the assets of the Company and its wholly-owned subsidiaries. As of October 7, 2007, our revolver permitted borrowings of up to approximately $13,474,000 (after giving effect to $15,300,000 in borrowings and $11,226,000 in letters of credit outstanding.) The letters of credit are primarily utilized in conjunction with our workers’ compensation programs. As of October 7, 2007, we had approximately $313,547,000 of debt outstanding consisting of debt from the 10% Senior Notes, the Term Loan, the Revolver and capital lease obligations.
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

Working Capital and Cash Flows
At October 7, 2007, we had a negative working capital balance of $22.3 million. Like many other restaurant companies, the Company is able to, and may more often than not, operate with negative working capital. We are able to operate with a substantial working capital deficit because (1) restaurant revenues are received primarily on a cash and near-cash basis with a low level of accounts receivable, (2) rapid turnover results in a limited investment in inventories, and (3) accounts payable for food and beverages usually become due after the receipt of cash from the related sales.
The following table sets forth summary cash flow data for the year-to-date period ended October 7, 2007 and October 1, 2006 (in thousands):

	Year-to-Date	Year-to-Date
	Ended	Ended
	October 7, 2007	October 1, 2006
Cash flows (used in) provided by operating activities	$(1,383)	$500
Cash flows used in investing activities	(22,551)	(11,775)
Cash flows provided by financing activities	20,405	11,645
Operating activities
Cash used in operating activities totaled $1,383,000 for the year-to-date period ended October 7, 2007 compared to cash provided by operating activities of $500,000 for the year-to-date period ended October 1, 2006. The change in cash used in or provided by operating activities is primarily due to an increase in inventories and receivables and a decrease in accrued expenses, offset slightly by an increase in accounts payable.
Investing activities
Cash flows used in investing activities for the year-to-date period ended October 7, 2007 were $22,551,000 compared to cash used in investing activities of $11,775,000 for the year-to-date period ended October 1, 2006. During the year-to-date period of 2007, the primary cash outflow from investing activities was $22,554,000 of capital expenditures. During the year-to-date period of 2006, the primary cash outflow from investing activities was $13,322,000 of capital expenditures, which was partially offset by proceeds from sale of assets of $1,547,000.
Capital expenditures consisted primarily of restaurant improvements, restaurant remodels, and equipment packages for new restaurants. The following table summarizes capital expenditures for each year-to-date period presented (in thousands):

	Year-to-Date	Year-to-Date
	Ended	Ended
	October 7, 2007	October 1, 2006
New restaurants	$10,237	$1,606
Restaurant improvements	6,422	5,757
Restaurant remodeling and reimaging	3,133	4,655
Manufacturing plant improvements	1,329	392
Other	1,433	912

Total Capital Expenditures	$22,554	$13,322

Our capital budget for 2007 is $23,600,000 (excluding capital lease asset additions of approximately $8,000,000) and includes plans to open eight new Company-operated Perkins restaurants. For the year-to-date period ended October 7, 2007, we opened three Company-operated Perkins restaurants; two additional Company-operated Perkins restaurants have opened as of November 16, 2007. The source of funding for these expenditures is expected to be cash provided by operations and the Revolver. Capital spending could vary significantly from planned amounts as certain of these expenditures are discretionary in nature.

Financing activities
Cash flows provided by financing activities for the year-to-date period ended October 7, 2007 were $20,405,000 compared to cash flows provided by financing activities of $11,645,000 for the year-to-date period ended October 1, 2006. During the year-to-date period of 2007, the primary cash flows included net proceeds of $15,300,000 from the Revolver. During the year-to-date period of 2006, the primary cash flows included a $12,545,000 capital contribution from our parent company.
CASH CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
Cash Contractual Obligations
Our cash contractual obligations presented in the Company’s 2006 Annual Report on Form 10-K have not changed significantly except for our borrowings of $15,300,000 under the Revolver during the year-to-date period ended October 7, 2007. Borrowings under the Revolver are not due until the Credit Agreement terminates on May 3, 2011. Additionally, upon adoption of FIN 48, we have unrecognized tax benefits that, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities. (See Note 11 to our consolidated financial statements.)
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
Interest Rate Risk. Our primary market risk is interest rate exposure with respect to our floating rate debt. Our Credit Agreement may require us to employ a hedging strategy through derivative financial instruments to reduce the impact of adverse changes in interest rates. We do not plan to hold or issue derivative instruments for trading purposes. In the future, we may enter into other interest rate swaps to manage the risk of our exposure to market rate fluctuations. As of October 7, 2007, our Revolver permitted borrowings of up to approximately $13,474,000 (after giving effect to $15,300,000 in borrowings and $11,226,000 in letters of credit outstanding). For the twelve months ended October 7, 2007, after giving effect to the Revolver, which carries a variable interest rate, a 100 basis point change in interest rate (assuming $40,000,000 was outstanding under this Revolver) would have impacted us by $400,000.
Foreign Currency Exchange Rate Risk. We conduct foreign operations in Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated and other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of October 7, 2007, to be material.
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
Based on the results of our review, the determination was made that there were no control deficiencies that represented material weaknesses in our disclosure controls and procedures. As a result of this determination, the Company’s management, including the Company’s CEO and the CFO, concluded that our disclosure controls and procedures were effective as of October 7, 2007.
There were no changes in our internal control over financial reporting during the quarter ended October 7, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
DATE: November 16, 2007

PERKINS & MARIE CALLENDER’S INC.
By:	/s/ James W. Stryker
James W. Stryker
Chief Financial Officer