Form 10-K
period 2007-12-30
PERKINS & MARIE CALLENDER'S INC
filed 2008-03-27
CIK 1047040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2007
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
Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 30, 2007, the last day of our fiscal year, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $___based on the closing sale price as reported on the (applicable exchange). Not Applicable
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practical date.

Class: Common Stock, $.01 par value per share	Outstanding as of December 30, 2007: 10,820 shares
Documents incorporated by reference: None

PART I
Item 1. Business.
General. Perkins & Marie Callender’s Inc. (“Perkins”), together with its consolidated subsidiaries, (the “Company”, “we” or “our”), is a wholly-owned subsidiary of Perkins & Marie Callender’s Holding Inc. (“PMCH”). The Company is the sole stockholder of Perkins & Marie Callender’s Realty LLC (“PMCR”), Perkins Finance Corp. and Wilshire Restaurant Group, LLC (“WRG”).
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
On September 21, 2005, P&MC Holding Corp, an affiliate of Castle Harlan Partners IV, L.P. (“CHP IV”), a New York-based private equity fund also managed by Castle Harlan, purchased all of the outstanding capital stock of PMCH (the “Acquisition”). Since the closing of the Acquisition, the capital stock has been 100% owned by P&MC Holding Corp., whose capital stock is 100% owned by P&MC Holding LLC. CHP III and CHP IV are under the common control of Castle Harlan.
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
Financial Statement Presentation. The accompanying consolidated financial statements include the financial results of WRG for fiscal years 2007, 2006 and 2005, combined with the financial results of Perkins for the period September 21, 2005 (date of common control) through December 25, 2005 in fiscal year 2005 and the financial results of Perkins for all of fiscal years 2006 and 2007. Intercompany transactions have been eliminated in consolidation.
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
Operations. The Company operates two primary restaurant concepts: (1) full-service family dining restaurants located primarily in the Midwest, Florida and Pennsylvania under the name Perkins Restaurant and Bakery, which were historically owned by Perkins and (2) mid-priced, casual-dining restaurants, specializing in the sale of pie and other bakery items, located primarily in the western United States under the name Marie Callender’s Restaurant and Bakery (“Marie Callender’s”), which were historically owned by WRG.
Perkins Restaurant and Bakery
Perkins, founded in 1958, has continued to adapt its menu, product offerings and building décor to meet changing consumer preferences. The Perkins concept is designed to serve a variety of demographically and geographically diverse customers for a wide range of dining occasions that are appropriate for the entire family. As of December 30, 2007, the Company offered a full menu of over 90 assorted breakfast, lunch, dinner, snack and dessert items ranging in price from $3.49 to $12.99, with an average guest check of $8.29 for our Company-operated restaurants, which excludes franchised restaurants. Perkins’ signature menu items include our omelettes, secret-recipe real buttermilk pancakes, Mammoth Muffins, Tremendous Twelve platter, salads, melt sandwiches and

Butterball turkey entrees. Breakfast items, which are available throughout the day, account for approximately half of the entrees sold in our restaurants.
Perkins is a leading operator and franchisor of full-service family dining restaurants. As of December 30, 2007, Perkins operated 162 full-service restaurants, and franchised 323 full-service restaurants to 107 franchisees in 32 states and in 5 Canadian provinces. The footprint of our Company-operated restaurants extends over 13 states, with a significant number of restaurants in Minnesota and Florida, and for the year ended December 30, 2007, 87% of our Company-operated restaurants produced positive store-level cash flow. Our existing restaurants generated average annual revenues of approximately $1,890,000 for the year ended December 30, 2007.
Perkins’ franchised restaurants operate pursuant to license agreements generally having an initial term of 20 years, and pursuant to which a royalty fee (4% of gross sales) and an advertising contribution (3% of gross sales) are paid. Franchisees pay a non-refundable one-time license fee of $40,000 for each of their first two restaurants. Franchisees opening their third and subsequent restaurants pay a one-time license fee of between $25,000 and $50,000 depending on the level of assistance provided by us in opening the restaurant. Typically, franchisees may terminate license agreements upon a minimum of 12 months prior notice and upon payment of specified liquidated damages. Franchisees do not typically have express renewal rights. In 2007, average annual royalties earned per franchised restaurant were approximately $64,000. The following number of Perkins license agreements are scheduled to expire in the years indicated: 2008 — twelve; 2009 — twelve; 2010 — seventeen; 2011 — thirteen; and 2012 — six. Upon the expiration of license agreements, franchisees typically apply for and receive new license agreements and pay a license agreement renewal fee of $5,000 to $7,500 depending on the length of the renewal term.
Marie Callender’s Restaurant and Bakery
Marie Callender’s, founded in 1948, has one of the longest operating histories within the full-service dining sector, and has cultivated a brand known for quality food served in a warm, pleasant atmosphere, and premium pies baked fresh daily. As of December 30, 2007, Marie Callender’s offered a full menu of over 70 items ranging in price from $5.49 to $17.99. Marie Callender’s signature menu items include pot pies, quiches, full salad bar and Sunday brunch. Day part mix is split evenly between lunch and dinner.
Marie Callender’s are mid-priced, casual dining restaurants specializing in the sale of pies, operating primarily in the western United States. As of December 30, 2007, we operated 92 full-service restaurants, and franchised 44 full-service restaurants to 27 franchisees in four states and Mexico. For the year ended December 30, 2007, over 93% of our Company-operated restaurants produced positive store-level cash flow and our Company-operated restaurants’ footprint extends over 9 states with 62 restaurants in California. Our existing restaurants generated average annual revenues of approximately $2,339,000 for the year ended December 30, 2007.
As of December 30, 2007, of the 136 Marie Callender’s restaurants in operation: 133 restaurants were operated under the Marie Callender’s name, one under the Marie Callender’s Grill name, one under the Callender’s Grill name and one under the East Side Mario’s name. The Company owns and operates 78 Marie Callender’s restaurants, one Callender’s Grill, the East Side Mario’s restaurant (a mid-priced Italian restaurant operating in Lakewood, California) and 12 Marie Callender’s restaurants under partnership agreements. The Company has less than a 50% ownership interest in two of the partnership restaurants and a 57% to 95% ownership interest in the remaining ten locations. Franchisees owned and operated 43 Marie Callender’s restaurants and one Marie Callender’s Grill.
Marie Callender’s franchised restaurants operate pursuant to franchise agreements generally having an initial term of 15 years, and pursuant to which a royalty fee (5% of gross sales) and an advertising contribution (1% to 2% of gross sales) are paid. Franchisees pay a non-refundable, one-time initial franchise fee of $25,000. Franchisees also pay a training fee of $35,000 prior to opening a restaurant. Franchisees typically have the right to renew the franchise agreement for two terms of five years each. In 2007, average annual royalties earned per franchised restaurant were approximately $102,000. The following number of Marie Callender’s franchise agreements are scheduled to expire in the years indicated: 2008 — four; 2009 — none; 2010 — two; 2011 — one and 2012 — four. Upon the expiration of franchise agreements, franchisees typically apply for and receive new franchise agreements and pay a franchise agreement renewal fee of $2,500.
Manufacturing
The Company operates a bakery goods manufacturing segment, (“Foxtail”), which manufactures pies, pancake mixes, cookie doughs, muffin batters and other bakery products for both our in-store bakeries and third-party customers. One manufacturing facility in Corona, California produces pies and other bakery products to supply the Marie Callender’s restaurants, and three facilities in Cincinnati, Ohio produce pies, pancake mixes, cookie doughs, muffin batters and other bakery products to supply the Perkins restaurants. In recent years, less than ten percent (10%) of the sales from the Corona, California plant have been to third party customers, whereas in excess of fifty percent (50%) of the sales from the Cincinnati, Ohio plants have been to third party customers. Sales of products from this segment to Perkins franchisees, Marie Callender’s franchisees and other third parties constituted approximately 7.8% of our total revenues in 2007, 8.5% in 2006 and 5.4% in 2005.
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
System Development. During 2007, we opened seven new Company-operated Perkins restaurants, acquired three Perkins restaurants from franchisees and closed three Perkins Company-operated restaurants. In the Perkins franchise segment, our franchisees opened eight new restaurants during 2007 and closed four restaurants. In 2006, we opened one new Company-operated Perkins restaurant and acquired three Perkins restaurants from franchisees. We did not close any Perkins Company-operated restaurants during 2006. In the Perkins franchise segment, our franchisees opened five new restaurants during 2006 and closed eleven restaurants.
We purchased one Marie Callender’s restaurant from a franchisee in 2007. During 2007, one Company-operated Marie Callender’s restaurant and one Marie Callender’s franchised restaurant were closed. In 2006, we opened one new Company-operated Callender’s Grill restaurant and purchased one Marie Callender’s restaurant from a franchisee. During 2006, three Company-operated Marie Callender’s restaurants were closed. In 2005, we closed one Marie Callender’s Company-operated restaurant and four Marie Callender’s franchised restaurants.
Research and Development. Each year, we develop and test a wide variety of products for the Perkins brand in our 5,600 square foot test kitchen in Memphis, Tennessee. New products undergo extensive development and consumer testing to determine acceptance in the marketplace. While this effort is an integral part of our overall operations, it was not a material expense in 2007 or 2006. We spent approximately $155,000 and $93,000 conducting consumer research in 2007 and 2006, respectively.
Significant Franchisees. As of December 30, 2007, three Perkins franchisees otherwise unaffiliated with the Company owned 91 of the 323 franchised restaurants. These three franchisees operated 43, 27 and 21 restaurants, respectively. 38 of these restaurants are located in Pennsylvania, 26 are located in Ohio and the remaining 27 are located across Wisconsin, Nebraska, Florida, Tennessee, New Jersey, Minnesota, South Dakota, Kentucky, Maryland, New York, Virginia, North Dakota, South Carolina and Michigan. During 2007, these three Perkins franchisees provided royalties and license fees of approximately $2,050,000, $1,499,000 and $1,555,000, respectively.
As of December 30, 2007, three Marie Callender’s franchisees otherwise unaffiliated with the Company owned 14 of the 44 franchised restaurants. These franchisees operated six, four and four restaurants, respectively. Thirteen of these restaurants are located in California and one is located in Oregon. During 2007, these three Marie Callender’s franchisees provided royalties and license fees of approximately $653,000, $512,000 and $342,000, respectively.
Significant Licensees. The Company has license agreements with certain parties to distribute and market Marie Callender’s branded products. The most prominent of these agreements are with ConAgra, Inc., which distributes frozen entrees and dinners to supermarkets and club stores throughout the United States, and American Pie, LLC, which distributes primarily frozen pies throughout most of the country. Both agreements are in effect in perpetuity, with the licensor having the right to terminate if specified sales levels are not achieved (both licensees have achieved the required annual sales levels), and each licensee has the right to terminate upon a 180 day notice. License income under these two agreements totaled approximately $4,336,000, $3,867,000 and $3,515,000 in 2007, 2006 and 2005, respectively.
Territorial Rights. The Company has arrangements with several different parties to whom territorial rights were granted in exchange for specified payments. The Company makes specified payments to those parties based on a percentage of gross sales from certain Perkins restaurants and for new Perkins restaurants opened within those geographic regions. During 2007 and 2006, we paid an aggregate of $2,762,000 and $2,799,000, respectively, under such arrangements. Three such agreements are currently in effect. Of these, one expires in the year 2075, one expires upon the death of the beneficiary and the remaining agreement remains in effect as long as we operate Perkins restaurants in certain states.

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
Employees. As of December 30, 2007, we employed approximately 16,300 persons. Approximately 10,450 were employed at Perkins restaurants, approximately 5,300 were employed at Marie Callender’s restaurants and approximately 550 of these employees were administrative and manufacturing personnel. Approximately 61% of the restaurant personnel are part-time employees. We compete in the job market for qualified restaurant management and operational employees. We maintain ongoing restaurant management training programs and have on our staff full-time restaurant training managers and a Vice-President of training. We believe that our restaurant management compensation and benefits package is competitive within the industry. None of our employees are represented by a union.
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
Segment Information. We have three primary operating segments: Restaurant operations, Franchise operations and Foxtail. See Note 17 of Notes to Consolidated Financial Statements for financial information regarding each of our segments.
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
Our expansion plans present risks.
We plan to open additional Company-operated and franchised restaurants. We review additional sites for potential future restaurants on an ongoing basis. There is a “ramp-up” period of time before we expect a new restaurant to achieve our targeted level of profitability. This is due to higher operating costs caused by start-up and other temporary inefficiencies associated with opening new restaurants, such as lack of market familiarity and acceptance when we enter a new market and training of staff. Furthermore, our ability, and our franchisees’ ability, to open new restaurants is dependent upon a number of factors, many of which are beyond our and our franchisees’ control, including, but not limited to, the ability to:
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
A majority of our restaurants are owned and operated by independent franchisees over whom we do not have as much control as our Company-operated restaurants, and as a result the financial performance of franchisees can adversely affect our future operating performance.
As of December 30, 2007, 367 of our 621 restaurants were owned and operated by franchisees. As a result, we rely in part on our franchisees and the manner in which they operate their locations to develop and promote our business. Franchise royalties and fees represented approximately 4% of our revenues and contributed 39.7% of the segment income of our three reportable segments during fiscal 2007. While we try to ensure that the quality of our brand is maintained by all of our franchisees, there is a risk that franchisees will take actions that adversely affect the value of our intellectual property or reputation. In addition, although we have developed criteria to evaluate and screen prospective franchisees, there can be no assurance that franchisees will have the business acumen or financial resources necessary to operate successful franchises in their franchise areas, and state franchise laws may limit our ability to terminate or modify these franchise arrangements. As of December 30, 2007, three Perkins’ franchisees, otherwise unaffiliated with the Company, owned 91 of the 367 franchised restaurants operating 43, 27 and 21 restaurants, respectively. If any of these franchisees were to experience financial difficulties our business could be adversely affected. In addition, a majority of our franchises can terminate their agreements with us on twelve months notice without cause. The failure of franchisees to operate franchised restaurants successfully or to the extent a significant number of franchisees elect to terminate their agreements with us could have a material adverse effect on us, our reputation, our brand and our ability to attract prospective franchisees.
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
Rises in interest rates could adversely affect our financial condition.
Amounts we borrow under our credit agreement with Wachovia Bank bear interest at a variable base rate plus an applicable margin. Therefore, an increase in prevailing interest rates would have an effect on the interest rates charged on any borrowings outstanding under our credit agreement. If prevailing interest rates result in higher interest rates on any debt we incur under the credit agreement, the increased interest expense could adversely affect our cash flow and our ability to service our debt. We cannot be certain that we will have sufficient cash flow from our operating activities or other resources to service our future debt obligations, if any, particularly in an environment of rising interest rates.
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
We depend on Foxtail’s ability to reliably produce our Perkins bakery products, which include pies, cookies, muffins and mixes and syrups, and deliver them through foodservice distributors to our restaurants on a regular schedule. We currently produce all of our Perkins bakery products in three manufacturing facilities in Cincinnati, Ohio. As a result, Foxtail is vulnerable to damage or interruption from fire, severe drought, flood, power loss and energy shortages, telecommunications failure, break-ins, snow and ice storms and similar events. Any such damage or failure could disrupt some or all of our Foxtail operations and result in the loss of sales to current and potential customers if we are unable to quickly recover from such events. Our business interruption insurance may not be adequate to compensate us for our losses if any of these events occur. In addition, business interruption insurance may not be available to us in the future on acceptable terms or at all. Even if we carry adequate insurance, such events may have an adverse effect on our operating performance and accordingly, we may generate insufficient cash flow to service our debt obligations.
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
James F. Barrasso, Executive Vice President, Food Service Development, resigned his position with the Company effective December 31, 2007. Effective December 2007, Roy D. Ephgrave became the Vice President, General Manager of Foxtail, replacing Mr. Barrasso. On February 19, 2008, the Company announced that James W. Stryker, Executive Vice President and Chief Financial Officer, has resigned from the Company and its affiliated entities effective April 4, 2008. Also effective April 4, 2008, Fred T. Grant, Jr. will become Executive Vice President and Chief Financial Officer of the Company and its affiliated entities.
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
Many of our current leases are non-cancelable and typically have an initial term ranging from 15 to 20 years and renewal options for terms ranging from five to 20 years. The average remaining life of our current leases is approximately 12 years. Leases that we enter into in the future likely will also be long-term and non-cancelable and have similar renewal options. On June 29, 2005, we entered into a sale leaseback agreement under which we sold 67 of our Perkins restaurants and leased back the properties for an initial term of 20 years. If we close a restaurant, we may remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. Additionally, the potential losses associated with our inability to cancel leases may result in our keeping open restaurant locations that are performing significantly below targeted levels. As a result, ongoing lease obligations at closed or underperforming restaurant locations could impair our results of operations.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act, beginning with our fiscal 2007 annual report on Form 10-K, our management is required to deliver a report that assesses the effectiveness of our internal control over financial reporting and beginning with our fiscal 2008 annual report on Form 10-K, an attestation report of our auditors on such internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight is required as we need to devote additional time and personnel to legal, financial and accounting activities to ensure our ongoing compliance with the public company reporting requirements.
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
In addition, 12 of our Company-operated Perkins restaurants located in Florida, one Company-operated Perkins restaurant located in Minnesota and 90 Company-operated Marie Callender’s restaurants serve alcoholic beverages. These restaurants may be subject to state “dram shop” laws, which allow a person to sue us if that person was injured by a legally intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. A judgment against us under a dram shop law could exceed our liability insurance coverage policy limits and could result in substantial liability for us and may have an adverse effect on our operating performance and accordingly, we may generate insufficient cash flow to service our debt obligations.

Item 1b. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
The following table lists the number of full-service Company-operated and franchised restaurants, by state or country, as of December 30, 2007. The Company-operated restaurants of Marie Callender’s include wholly-owned restaurants, East Side Mario’s and those restaurants operated under various partnership agreements. The table excludes one limited service Perkins Express located in Utah.

	Perkins Restaurants			Marie Callender’s Restaurants
	Company-			Company-
	Operated	Franchised	Total	Operated	Franchised	Total
Arizona	—	1	1	7	—	7
Arkansas	—	3	3	—	—	—
California	—	—	—	62	38	100
Colorado	8	4	12	—	1	1
Delaware	—	1	1	—	—	—
Florida	43	16	59	—	—	—
Georgia	—	1	1	—	—	—
Idaho	—	8	8	1	—	1
Illinois	7	—	7	—	—	—
Indiana	—	5	5	—	—	—
Iowa	16	4	20	—	—	—
Kansas	3	4	7	—	—	—
Kentucky	—	4	4	—	—	—
Maryland	—	2	2	—	—	—
Michigan	7	3	10	—	—	—
Minnesota	39	37	76	—	—	—
Missouri	7	1	8	—	—	—
Montana	—	9	9	—	—	—
Nebraska	—	9	9	—	—	—
Nevada	—	—	—	4	3	7
New Jersey	—	17	17	—	—	—
New York	—	15	15	—	—	—
North Carolina	—	2	2	—	—	—
North Dakota	4	4	8	—	—	—
Ohio	—	40	40	—	—	—
Oklahoma	2	—	2	2	—	2
Oregon	—	—	—	4	1	5
Pennsylvania	6	47	53	—	—	—
South Carolina	—	4	4	—	—	—
South Dakota	—	10	10	—	—	—
Tennessee	4	11	15	—	—	—
Texas	—	—	—	4	—	4
Utah	—	—	—	5	—	5
Virginia	—	4	4	—	—	—
Washington	—	6	6	3	—	3
West Virginia	—	2	2	—	—	—
Wisconsin	16	27	43	—		—
Wyoming	—	5	5	—	—	—
Canada	—	17	17	—	—	—
Mexico	—	—	—	—	1	1

Total	162	323	485	92	44	136

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

The following table sets forth certain information regarding Company-operated restaurants and other properties, as of December 30, 2007:

	Number of Properties (1)
Use	Owned	Leased	Total
Offices and Manufacturing Facilities(2)	1	11	12
Perkins Restaurant and Bakery(3)	—	162	162
Marie Callender’s Restaurant and Bakery(4,5)	—	92	92

(1)	In addition to the properties noted in the schedule above, we lease twenty-two properties which are subleased to others and we own two properties which are leased to others.

(2)	Our principal office is located in Memphis, Tennessee, and currently comprises approximately 50,000 square feet under a lease expiring on May 31, 2013, subject to a renewal by us for a maximum of 60 months. We also lease an office which comprises approximately 6,300 square feet in Mission Viejo, California, with a lease term through April 30, 2013 with no renewal options. We also own a 25,149 square-foot manufacturing facility in Cincinnati, Ohio, lease two other properties in Cincinnati, Ohio, consisting of 36,000 square feet and 120,000 square feet, and lease one property in Corona, California, consisting of 29,600 square feet, for use as manufacturing facilities.

(3)	The average term of the remaining leases is approximately 12 years, excluding renewal options. The longest lease term will mature in approximately 20 years and the shortest lease term will mature in less than 1 year, excluding renewal options.

(4)	Includes one Callender’s Grill restaurant and the East Side Mario’s restaurant.

(5)	The average term of the remaining leases is approximately six years, excluding renewal options. The longest lease term will mature in approximately 33 years and the shortest lease term will mature in less than 1 year, excluding renewal options.
Item 3. Legal Proceedings.
We are a party to various legal proceedings in the ordinary course of business. We do not believe that any of these known proceedings, either individually or in the aggregate, are likely to have a material adverse effect on our financial position, results of operations or cash flows.
Item 4. Submission of Matters to Vote of Security Holders.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Market information.
No established public market exists for our equity securities.
     Holders.
As of December 30, 2007, there was 1 Stockholder of record.
     Dividends.
No dividends or distributions were declared or paid during 2007, 2006 or 2005. The Company’s credit agreements and indentures governing its debt securities restrict our ability to pay dividends or distributions to our equity holders.
     Purchases of Equity Securities.
Not applicable.

Item 6. Selected Financial Data.
PERKINS & MARIE CALLENDER’S INC.
SELECTED FINANCIAL AND OPERATING DATA
(In Thousands, Except Number of Restaurants)
The following financial and operating data should be read in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations and the consolidated financial statements and data included elsewhere in this Annual Report on Form 10-K. As a result of the Combination, the financial statements of WRG and Perkins are presented on a consolidated basis as of September 21, 2005, the first date on which both companies were under common control, and include the combined results of operations of each company for all periods presented after such date. Prior to September 21, 2005, the consolidated financial statements and data presented include WRG only.

	2007	2006	2005	2004	2003
Income Data:
Revenues	$587,886	$594,190	$321,473	$228,760	$227,455
Net Loss	$(16,335)	$(9,372)	$(15,231)	$(16,318)	$(12,441)
Balance Sheet Data (at year end):
Total assets	$362,942	$346,845	$346,276	$56,459	$60,662
Long-term debt and capital lease obligations (a)	$309,996	$292,628	$300,077	$105,114	$101,273
Distributions	$—	$—	$—	$—	$—
Statistical Data:
Full service Restaurants in operation at end of year:
Company-operated Perkins	162	155	151	—	—
Franchised Perkins (b)	323	322	331	—	—

Total Perkins	485	477	482	—	—
Company-operated Marie Callender’s	91	91	92	93	95
Company-operated East Side Mario’s	1	1	1	1	1
Franchised Marie Callender’s	44	46	47	51	54

Total Marie Callender’s	136	138	140	145	150
Average annual sales per company-operated Perkins restaurant	$1,890	$1,944	$1,866	$—	$—
Average annual royalties per franchised Perkins restaurant	$64	$66	$64	$—	$—
Average annual sales per company-operated Marie Callender’s restaurant	$2,339	$2,369	$2,298	$2,202	$2,122
Average annual royalties per franchised Marie Callender’s restaurant	$102	$105	$107	$102	$98

(a)	Excluding current maturities of $9,464, $1,706, $3,311, $3,127 and $3,616, respectively.

(b)	Excludes one franchised Perkins Express.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL
The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to the consolidated financial statements and accompanying notes of the Company included elsewhere in this Form 10-K. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below. See discussion under the caption “Information Concerning Forward-Looking Statements.” Except as otherwise indicated, references to years mean our fiscal year ended December 30, 2007, December 31, 2006 or December 25, 2005.
OUR COMPANY
References to the “Company,” “us” or “we” refer to Perkins & Marie Callender’s Inc. and its consolidated subsidiaries.
The Company operates two primary restaurant concepts: (1) full-service family dining restaurants located primarily in the Midwest, Florida and Pennsylvania under the name Perkins Restaurant and Bakery, which were historically owned by Perkins and (2) mid-priced, casual-dining restaurants, specializing in the sale of pie and other bakery items, located primarily in the western United States under the name Marie Callender’s Restaurant and Bakery, which were historically owned by WRG.
Perkins Restaurant and Bakery
Perkins, founded in 1958, has continued to adapt its menu, product offerings and building décor to meet changing consumer preferences. The Perkins concept is designed to serve a variety of demographically and geographically diverse customers for a wide range of dining occasions that are appropriate for the entire family. As of December 30, 2007, the Company offered a full menu of over 90 assorted breakfast, lunch, dinner, snack and dessert items ranging in price from $3.49 to $12.99, with an average guest check of $8.29 for our Company-operated restaurants, which excludes franchised restaurants. Perkins’ signature menu items include our omelettes, secret-recipe real buttermilk pancakes, Mammoth Muffins, Tremendous Twelve platter, salads, melt sandwiches and Butterball turkey entrees. Breakfast items, which are available throughout the day, account for approximately half of the entrees sold in our restaurants.
Perkins is a leading operator and franchisor of full-service family dining restaurants. As of December 30, 2007, Perkins operated 162 full-service restaurants, and franchised 323 full-service restaurants to 107 franchisees in 32 states and in 5 Canadian provinces. The footprint of our Company-operated restaurants extends over 13 states, with a significant number of restaurants in Minnesota and Florida, and for the year ended December 30, 2007, 87% of our Company-operated restaurants produced positive store-level cash flow. Our existing restaurants generated average annual revenues of approximately $1,890,000 for the year ended December 30, 2007.
Perkins’ franchised restaurants operate pursuant to license agreements generally having an initial term of 20 years and pursuant to which a royalty fee (4% of gross sales) and an advertising contribution (3% of gross sales) are paid. Franchisees pay a non-refundable one-time license fee of $40,000 for each of their first two restaurants. Franchisees opening their third and subsequent restaurants pay a one-time license fee of between $25,000 and $50,000 depending on the level of assistance provided by us in opening the restaurant. Typically, franchisees may terminate license agreements upon a minimum of 12 months prior notice and upon payment of specified liquidated damages. Franchisees do not typically have express renewal rights. In 2007, average annual royalties earned per franchised restaurant were approximately $64,000. The following number of Perkins license agreements are scheduled to expire in the years indicated: 2008 — twelve; 2009 — twelve; 2010 — seventeen; 2011 — thirteen; 2012 — six. Upon the expiration of license agreements, franchisees typically apply for and receive new license agreements and pay a license agreement renewal fee of $5,000 to $7,500 depending on the length of the renewal term.
Marie Callender’s Restaurant and Bakery
Marie Callender’s, founded in 1948, has one of the longest operating histories within the full-service dining sector, and has cultivated a brand known for quality food served in a warm, pleasant atmosphere, and premium pies baked fresh daily. As of December 30, 2007, Marie Callender’s offered a full menu of over 70 items ranging in price from $5.49 to $17.99. Marie Callender’s signature menu items include pot pies, quiches, full salad bar and Sunday brunch. Day part mix is split evenly between lunch and dinner.

Marie Callender’s are mid-priced, casual dining restaurants specializing in the sale of pies, operating primarily in the western United States. As of December 30, 2007, we operated 92 full-service restaurants, and franchised 44 full-service restaurants to 27 franchisees in four states and Mexico. For the year ended December 30, 2007, over 93% of our Company-operated restaurants produced positive store-level cash flow and our Company-operated restaurants’ footprint extends over 9 states with 62 restaurants in California. Our existing restaurants generated average annual revenues of approximately $2,339,000 over the year ended December 30, 2007.
As of December 30, 2007, of the 136 Marie Callender’s restaurants in operation: 133 restaurants were operated under the Marie Callender’s name, one under the Marie Callender’s Grill name, one under the Callender’s Grill name and one under the East Side Mario’s name. The Company owns and operates 78 Marie Callender’s restaurants, one Callender’s Grill, the East Side Mario’s restaurant (a mid-priced Italian restaurant operating in Lakewood, California) and 12 Marie Callender’s restaurants under partnership agreements. The Company has less than a 50% ownership in two of the partnership restaurants and a 57% to 95% ownership interest in the remaining ten locations. Franchisees own and operate 43 Marie Callender’s restaurants and one Marie Callender’s Grill.
Marie Callender’s franchised restaurants operate pursuant to franchise agreements generally having an initial term of 15 years, and pursuant to which a royalty fee (5% of gross sales) and an advertising contribution (1% to 2% of gross sales) are paid. Franchisees pay a non-refundable, one-time initial franchise fee of $25,000. Franchisees also pay a training fee of $35,000 prior to opening a restaurant. Franchisees typically have the right to renew the franchise agreement for two terms of five years each. In 2007, average annual royalties earned per franchised restaurant were approximately $102,000. The following number of Marie Callender’s franchise agreements are scheduled to expire in the years indicated: 2008 — four; 2009 — none; 2010 — two; 2011 — one and 2012 — four. Upon the expiration of franchise agreements, franchisees typically apply for and receive new franchise agreements and pay a franchise agreement renewal fee of $2,500.
Manufacturing
The Company operates a bakery goods manufacturing segment, (“Foxtail”), which manufactures pies, pancake mixes, cookie doughs, muffin batters and other bakery products for both our in-store bakeries and third-party customers. One manufacturing facility in Corona, California produces pies and other bakery products to supply the Marie Callender’s restaurants and three facilities in Cincinnati, Ohio produce pies, pancake mixes, cookie doughs, muffin batters and other bakery products to supply the Perkins restaurants. In recent years, less than ten percent (10%) of the sales from the Corona, California plant have been to third party customers, whereas in excess of fifty percent (50%) of the sales from the Cincinnati, Ohio plants have been to third party customers. Sales of products from this segment to Perkins franchisees, Marie Callender’s franchisees and other third parties constituted approximately 7.8% of our total revenues in 2007, 8.5% in 2006 and 5.4% in 2005.
OVERVIEW
Combination of Companies Under Common Control
On November 12, 1999, CHP III, a New York-based private equity fund managed by Castle Harlan, acquired WRG, a privately held company, through the purchase of a majority interest in the equity interests of WRG.
On September 21, 2005, P&MC Holding Corp., an affiliate of CHP IV, a New York-based private equity fund also managed by Castle Harlan, purchased all of the outstanding capital stock of the parent of the Company. CHP III and CHP IV are under the common control of Castle Harlan.
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
KEY FACTORS AFFECTING OUR RESULTS
The key factors that affect our operating results are our comparable restaurant sales, which are driven by our comparable customer counts and our guest check average, and our ability to manage operating expenses, such as food cost, labor and benefits. Comparable restaurant sales is a measure of the percentage increase or decrease of the sales of restaurants open at least one full year prior to the start of the comparative year. We do not use new restaurants in our calculation of comparable restaurant sales until they are open for at least one full year in order to allow a new restaurant’s operations time to stabilize and provide more meaningful results.
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
Perkins’ Company-operated restaurants comparable annual sales declined by 1.2% in 2007 and attained growth of 1.6% in both 2006 and 2005; Marie Callender’s Company-operated restaurants comparable annual sales declined by 0.5% in 2007 and attained growth of 0.4% and 3.1% in 2006 and 2005, respectively. Fiscal year 2007 was a challenging year for sales growth for the family and casual dining segments of the restaurant industry. We believe the decrease in comparable annual sales for both of our brands in 2007 was primarily the result of unfavorable regional and national economic conditions. Having an especially unfavorable impact on comparable restaurant sales in 2007 were the decreases in residential real estate prices, the consequent pressures on consumer sentiment and spending, and the continuing increase in gas prices leading to a reduction in available discretionary spending.
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

Insurance Reserves
We are self-insured up to certain limits for costs associated with workers’ compensation claims, property claims and benefits paid under employee health care programs. At December 30, 2007 and December 31, 2006, we had total self-insurance accruals reflected in our consolidated balance sheets of approximately $7,952,000 and $8,759,000, respectively. The measurement of these costs requires the consideration of historical loss experience and judgments about the present and expected levels of cost per claim. We account for the workers’ compensation costs primarily through actuarial methods, which develop estimates of the discounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet dates. We account for benefits paid under employee health care programs using historical lag information as the basis for estimating expenses incurred as of the balance sheet dates. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. However, the use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved and the length of time until the ultimate cost is known. We believe that our recorded obligations for these expenses are consistently measured on an appropriate basis. Nevertheless, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities.
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
Due to the fact that we have invested a significant amount in the construction or acquisition of new restaurants, we have risks that these assets will not provide an acceptable return on our investment and an impairment of these assets may occur. The accounting test for whether an asset held for use is impaired involves first comparing the carrying value of the asset with its estimated future undiscounted cash flows. If these cash flows do not exceed the carrying value, the asset must be adjusted to its current fair value. We periodically and as indicators arise perform this test on each of our restaurants to evaluate whether impairment exists. Factors influencing our judgment include the age of the restaurant (new restaurants have significant start-up costs, which impede a reliable measure of cash flow), estimation of future restaurant performance and estimation of restaurant fair value.
Leases
The future commitments for operating leases are not reflected as a liability on our consolidated balance sheets. The determination of whether a lease is accounted for as a capital lease or an operating lease requires management to make estimates primarily about the fair value of the asset, its estimated economic useful life and the incremental borrowing rate. We believe that we have a well-defined and controlled process for making this evaluation.
Goodwill and Intangibles
As of December 30, 2007, we had approximately $183,354,000 of goodwill and intangible assets on our consolidated balance sheet primarily resulting from the Acquisition. Accounting standards require that we review goodwill and nonamortizing intangible assets for impairment on at least an annual basis. The annual evaluation, performed as of year end, requires the use of estimates about the future cash flows of each of our reporting units to determine their estimated fair values. Changes in forecasted operations and changes in discount rates can materially affect these estimates. However, once an impairment of intangible assets has been recorded, it cannot be reversed. Impairment considerations for amortizing intangibles include decreases in the market price of a long-lived asset, adverse changes in the manner in which a long-lived asset is being used or in the physical condition of a long-lived asset, adverse changes in the legal factors that could affect the value of a long-lived asset, current cash flow loss combined with a history of cash flow losses or projections of continuing cash flow losses associated with a long-lived asset or a current expectation that a long-lived asset will be sold or disposed of significantly before the end of its previously estimated useful life.

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
On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, (“FIN 48”). As a result of the implementation of FIN 48, the Company recognized approximately a $183,000 increase to the January 1, 2007 balance of retained earnings. As of December 30, 2007 and at adoption of FIN 48, January 1, 2007, the Company had approximately $4,092,000 and $3,557,000, respectively, of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate. As of December 30, 2007 and January 1, 2007, the Company had $3,010,000 and $3,045,000, respectively, of unrecognized tax benefits reducing federal and state net operating loss carry forwards and federal credit carry forwards that, if recognized, would be subject to a valuation allowance. The Company expects that the total amount of its gross unrecognized tax benefits will decrease between $3,800,000 and $4,400,000 within the next 12 months and approximately $2,183,000 of the gross unrecognized tax benefits expected to decrease within the next 12 months relate to federal and state net operating loss carry forwards and federal credit carry forwards. The Company’s September 21, 2005 U.S. federal income tax return is currently under examination. The Internal Revenue Service has challenged the Company’s timing for including into taxable income reimbursements that relate to increases in rent obligations during 2005. The Company expects approximately $1,243,000 of its gross unrecognized tax benefits will decrease within the next 12 months due to this settlement of a prior position. In March 2008, the Company filed a request with the Internal Revenue Service to resolve several uncertain tax positions with respect to Marie Callendar’s historical taxable revenue and expense recognition. The Company expects approximately $2,668,000 of its gross unrecognized tax benefits will decrease within the next 12 months due to this request. Additionally, the Company expects approximately $190,000 of its gross unrecognized tax benefits will decrease within the next 12 months due to expiration of statutes.
The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income taxes. As of December 30, 2007 and at adoption of FIN 48, January 1, 2007, the Company had $533,000 and $275,000 of accrued interest, respectively, and no penalties.
The Company is open to federal and state tax audits until the applicable statute of limitations expire. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2004. For the majority of states where the Company has a significant presence, it is no longer subject to tax examination by tax authorities for tax years before 2004.
SUBSEQUENT EVENTS
Credit Agreement
As of December 30, 2007, the Company violated the leverage ratio covenant in the Credit Agreement. On March 14, 2008, the Company executed an amendment to the Credit Agreement that waived the December 30, 2007 covenant violation, modified the financial covenants and increased interest rates approximately 2.5% on both the Term Loan and the Revolver.
Executive Officers
James F. Barrasso, Executive Vice President, Food Service Development, resigned his position with the Company effective December 31, 2007. In accordance with his employment agreement, Mr. Barrasso received severance equal to twelve months of base salary or $260,000 plus accrued vacation pay of approximately $38,000. Effective December 2007, Roy D. Ephgrave became the Vice President, General Manager of Foxtail, replacing Mr. Barrasso.
On February 19, 2008, the Company announced that James W. Stryker, Executive Vice President and Chief Financial Officer, has resigned from the Company and its affiliated entities effective April 4, 2008. On March 12, 2008, Fred T. Grant, Jr. accepted a position with the Company and commenced his employment on March 17, 2008. On April 4, 2008 Mr. Grant will assume the position of Executive Vice President and Chief Financial Officer. On March 17, 2008, the Company entered into an employment agreement with Mr. Grant, which has an initial term of 18 months, unless earlier terminated. The Employment Agreement will renew for successive one year terms unless either party provides notice of non-renewal in accordance with the terms of the Employment Agreement. Mr. Grant’s base salary will be an annual amount of $280,000 to be paid in bi-weekly increments. Mr. Grant will also be eligible to receive an annual bonus, the target for which will be 45% of his annual base salary. He will also be eligible to participate in certain executive benefit plans of the Company, including but not limited to the deferred compensation plan, 401(k) savings plan and medical benefit plans.
SYSTEM DEVELOPMENT
We opened seven new Company-operated Perkins restaurants, acquired three Perkins restaurants from franchisees and opened eight Perkins franchised restaurants in 2007. We purchased one Marie Callender’s restaurant from a franchisee in 2007. During 2007, three Company-operated Perkins restaurants, one Company-operated Marie Callender’s restaurant, four Perkins franchised restaurants and one Marie Callender’s franchised restaurant were closed. We opened one new Company-operated Perkins restaurant, acquired three Perkins restaurants from franchisees, opened five Perkins franchised restaurants in 2006 and eleven Perkins franchised restaurants were closed. Also in 2006, we opened one new Company-operated Callender’s Grill restaurant and purchased one Marie Callender’s restaurant from a franchisee. During 2006, three Company-operated Marie Callender’s restaurants were closed. In 2005, we closed one Marie Callender’s Company-operated restaurant and four Marie Callender’s franchised restaurants were closed.
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
Financial Statement Presentation
The accompanying consolidated financial statements include the financial results of WRG for fiscal years 2007, 2006 and 2005 combined with the financial results of Perkins for the period September 21, 2005 through December 25, 2005 in fiscal year 2005 and the financial results of Perkins for all of fiscal years 2006 and 2007.
Our financial reporting is based on thirteen four-week periods ending on the last Sunday in December. In 2006, as is the case every six years, the fourth quarter included an extra week of operations and therefore the year included fifty-three weeks of operations compared to fifty-two weeks of operations in 2007 and 2005. Intercompany transactions have been eliminated in consolidation.
Seasonality
Sales fluctuate seasonally and the quarters do not all have the same time duration. Specifically, the first quarter has an extra four weeks compared to the other quarters of the fiscal year. Historically, our average weekly sales are highest in the fourth quarter (approximately October through December) as a result primarily of holiday pie sales at both Perkins and Marie Callender’s restaurants and Thanksgiving feast sales at Marie Callender’s restaurants. Therefore, the quarterly results are not necessarily indicative of results that may be achieved for the full fiscal year. Factors influencing relative sales variability, in addition to the holiday impact noted above, include the frequency and popularity of advertising and promotions, the relative sales levels of new and closed locations, other holidays and weather.
Overview
Our revenues are derived primarily from restaurant operations, franchise royalties and the sale of bakery products produced by Foxtail. Sales from Foxtail to Company-operated restaurants are eliminated in the accompanying statements of operations. Segment revenues as a percentage of total revenues were as follows:

	Percentage of Total Revenues
	Year Ended	Year Ended	Year Ended
	December 30, 2007	December 31, 2006	December 25, 2005
Restaurant operations	86.9%	86.2%	89.9%
Franchise operations	4.4%	4.5%	3.3%
Foxtail	7.8%	8.5%	5.4%
Other	0.9%	0.8%	1.4%

Total	100.0%	100.0%	100.0%
The following table reflects certain data for the Company’s year ended December 30, 2007 compared to the preceding two fiscal years. The consolidated information is derived from the accompanying consolidated statements of operations. Data from the Company’s reportable segments — Restaurant operations, Franchise operations, Foxtail and Other is included for comparison. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable revenue amount (food cost as a percentage of food sales; labor and benefits and operating expenses as a percentage of total revenues). The food cost ratio in the consolidated results reflects the elimination of intersegment food cost of approximately $19,826,000, $18,682,000 and $12,967,000 in 2007, 2006 and 2005, respectively.

	Consolidated Results			Restaurant Operations			Franchise Operations
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Food sales	$576,816	$581,424	$319,429	$510,863	$512,104	$288,972	$—	$—		$—
Franchise and other revenue	30,896	31,448	15,011	—	—	—	25,982	26,894		10,463
Intersegment revenue	(19,826)	(18,682)	(12,967)	—	—	—	—	—		—

Total Revenues	$587,886	$594,190	$321,473	$510,863	$512,104	$288,972	$25,982	$26,894	$$	10,463

Food cost	28.5%	28.4%	29.4%	27.1%	27.1%	29.5%	n/a	n/a		n/a
Labor and benefits	32.2%	31.2%	31.1%	35.3%	34.5%	33.3%	n/a	n/a		n/a
Operating expenses	25.4%	25.3%	26.6%	27.6%	27.6%	28.4%	8.5%	7.9%		6.1%

Segment Profit (Loss)	$(16,335)	$(9,372)	$(15,231)	$32,459	$34,369	$14,612	$23,774	$24,770		$9,822

	Foxtail			Other (a)
	2007	2006	2005	2007	2006	2005
Food sales	$65,953	$69,320	$30,457	$—	$—	$—
Franchise and other revenue	—	—	—	4,914	4,554	4,548
Intersegment revenue	(19,826)	(18,682)	(12,967)	—	—	—

Total Revenues	$46,127	$50,638	$17,490	$4,914	$4,554	$4,548

Food cost	60.9%	56.9%	58.3%	n/a	n/a	n/a
Labor and benefits	13.1%	12.3%	11.8%	n/a	n/a	n/a
Operating expenses	9.7%	9.4%	8.7%	n/a	n/a	n/a

Segment Profit (Loss)	$3,687	$8,255	$4,891	$(76,255)	$(76,766)	$(44,556)

(a)	Licensing revenue of approximately $4,564,000, $4,107,000 and $3,747,000 for fiscal 2007, 2006 and 2005, respectively, is included in the Other segment revenues. The Other segment loss includes corporate general and administrative expenses, interest expense and other non-operational expenses. For details of the other segment loss, see Note 17, “Segment Reporting” in the Notes to Consolidated Financial Statements.
Year Ended December 30, 2007 Compared to the Year Ended December 31, 2006
Restaurant Operations Overview
The operating results of the restaurant segments are impacted mainly by the following industry-wide factors: competition, comparable store sales and guest counts, restaurant openings and closings, labor and employee benefit expenses, commodity prices, energy prices, governmental legislation, general economy and weather.

Perkins comparable restaurant sales decreased by 1.2% and Marie Callender’s comparable restaurant sales decreased by 0.5% in 2007 as compared to 2006. The decrease in comparable sales resulted primarily from a decrease in comparable guest counts. Total restaurant segment revenues decreased approximately $1,241,000 in 2007. The additional week of operations in 2006 (and approximately $7,400,000 of revenue attributable to the extra week) was the primary reason for the decrease in 2007. During 2007, the Company opened seven Perkins restaurants, obtained three Perkins restaurants from franchisees, obtained one Marie Callender’s restaurant from a franchisee, closed one Marie Callender’s restaurant, and closed three Perkins restaurants. Revenues from the new Perkins restaurants offset the majority of the decline in 2007 sales as compared to 2006 that was caused by the additional week of operations in 2006 and the decline in comparable restaurant sales.
Restaurant segment income decreased approximately $1,910,000 in 2007 compared to a year ago. The decrease was primarily due to an increase in rent expense, approximate $600,000 decrease in segment income attributable to the additional week of operations in 2006, the decrease in comparable restaurant sales and an increase in labor and benefits due primarily to an increase in the average wage rate. These factors were offset in part by the segment income generated by new restaurants.
Franchise Operations Overview
The operating results of the franchise segments are mainly impacted by the same factors as those impacting the Company’s restaurant segments, excluding the operating cost factors since franchise segment income is earned primarily through royalty income.
Franchise revenues decreased approximately $912,000 in 2007 compared to a year ago. Approximately $300,000 of franchise revenue attributable to the additional week of 2006 operations was a primary reason for the decrease in 2007. The decrease was also due, in part, to the impact of the decrease in comparable franchise restaurant sales in 2007 as compared to 2006, as Perkins franchise comparable sales decreased an estimated 0.8% and Marie Callender’s franchise comparable sales decreased an estimated 2.7%.
During 2007, franchisees opened eight Perkins restaurants, closed four Perkins restaurants and closed one Marie Callender’s restaurant. Three franchised Perkins restaurants and one franchised Marie Callender’s restaurant were obtained by the Company.
Foxtail Overview
The operating results of Foxtail are impacted mainly by the following factors: external customer base, labor and employee benefit expenses, commodity prices, energy prices, governmental legislation, Perkins and Marie Callender’s restaurant openings and closings, food safety requirements and the general economy.
Foxtail’s net sales decreased approximately $4,511,000 from the prior year. The decrease was primarily due to a decrease in sales of approximately $1,433,000 to one contractual customer and the loss of a line of business and related sales of approximately $3,350,000 to one major non-contractual customer. Segment income of approximately $3,687,000 in 2007 decreased by approximately $4,568,000 as compared to the prior year due primarily to this decline in sales and due to increases in commodity costs in excess of selling price increases, an increase in average wage rates, and a decrease in labor productivity due in part to the sales decline.
Revenues
Consolidated total revenues decreased approximately $6,304,000 in 2007 compared to 2006. The additional week of operations in 2006 (and approximately $8,700,000 of revenue attributable to the extra week) was the primary reason for the decrease in 2007. The decrease was also due in part to an approximately $4,511,000 decrease in sales in the Foxtail segment. Revenues from the new Perkins restaurants offset the majority of the impact of the additional week of operations in 2006 and the decrease in Foxtail segment revenues. Total revenues of approximately $587,886,000 in 2007 were 1.1% lower than total revenues of approximately $594,190,000 in 2006.
Restaurant segment sales of $510,863,000 and $512,104,000 in 2007 and 2006, respectively, accounted for 86.9% and 86.2% of total revenues, respectively. Total restaurant segment sales increased as a percentage of total revenues due to the greater decline in Foxtail segment sales than restaurant segment sales.
Franchise segment revenues of $25,982,000 and $26,894,000 in 2007 and 2006, respectively, accounted for 4.4% and 4.5% of total revenues, respectively. The decrease was due to the estimated $300,000 in revenues from 2006’s additional week, plus the impact of the decrease in comparable franchise restaurant sales in 2007 as compared to 2006 of 0.8% in the Perkins brand and 2.7% in the Marie Callender’s brand.

Foxtail revenues of $46,127,000 and $50,638,000 in 2007 and 2006, respectively, accounted for 7.8% and 8.5% of total revenues respectively. The decrease of $4,511,000 was primarily due to a decrease in sales of approximately $1,433,000 to one contractual customer and the loss of a line of business and related sales of approximately $3,350,000 to one major non-contractual customer.
Costs and Expenses
Food Cost
Consolidated food cost was 28.5% and 28.4% of food sales in 2007 and 2006, respectively. Restaurant segment food cost was flat at 27.1% of food sales in 2007 and 2006. In the Foxtail segment, food cost was 60.9% and 56.9% of food sales in 2007 and 2006, respectively. This increase of 4.0 percentage points is primarily due to higher commodity costs and production inefficiencies resulting in part from lower sales.
Labor and Benefits Expenses
Consolidated labor and benefits expenses were 32.2% and 31.2% of total revenues in 2007 and 2006, respectively. The labor and benefits ratio increased by 0.8 percentage points in the restaurant segment, while the Foxtail segment labor and benefits expense increased from 12.3% in 2006 to 13.1% in 2007. The increase in the restaurant segment is primarily due to a 1.4% and 1.9% increase in the average wage rate at Perkins restaurants and Marie Callender’s restaurants, respectively. Federal and state minimum wage rate laws impact the wage rates of our hourly employees. The increase in the Foxtail segment is due primarily to an increase in the average wage rate in the Cincinnati plants due to competitive pressures in the marketplace, as well as lower labor productivity resulting from reduced sales.
Operating Expenses
Total operating expenses of $149,437,000 in 2007 decreased by $665,000 as compared to 2006. The most significant components of operating expenses were rent, utilities, advertising, restaurant supplies, repair and maintenance and property taxes. Total operating expenses, as a percentage of total sales, were 25.4% and 25.3% in 2007 and 2006, respectively. Approximately 94.2% of total operating expenses in both 2007 and 2006 were incurred in the restaurant segment and restaurant segment operating expenses, as a percentage of restaurant sales, were 27.6% in both 2007 and 2006. Operating expenses in the Foxtail segment, as a percentage of segment food sales, increased 0.3 percentage points due primarily to customer rebate programs and increased utilities expense.
General and Administrative Expenses
The most significant components of general and administrative (“G&A”) expenses were corporate labor and benefits, occupancy costs and outside services. Consolidated G&A expenses represented 7.6% and 8.1% of sales in 2007 and 2006, respectively. The decrease is primarily due to an approximate $2,813,000 (or 0.5 percentage point) reduction in corporate incentive compensation and continuing synergies achieved as a result of the Combination. These savings are partially offset by three legal settlements that totaled approximately $750,000.
Transaction Costs
The Company has classified certain expenses directly attributable to the Combination in May 2006 and certain non-recurring expenses incurred as a result of the Combination as transaction costs on the consolidated statements of operations. Transaction costs were $1,013,000 and $5,674,000 in 2007 and 2006, respectively.
Depreciation and Amortization
Depreciation and amortization expense was $24,822,000 and $25,641,000 in 2007 and 2006, respectively. In 2006, depreciation expense was higher than 2007 due to the Acquisition related step-up in the basis of Perkins’ depreciable assets and the related adjustment to depreciation made in 2006.

Interest, net
Interest, net was $31,180,000 or 5.3% of revenues in 2007 compared to $36,197,000 or 6.1% of revenues in 2006. The decrease is mainly due to the repayment of WRG’s indebtedness with proceeds of the term loan obtained in connection with the May 2006 Combination of Perkins and WRG. Interest rates on WRG’s indebtedness were significantly higher than the interest rates on the term loan.
Asset Impairments and Closed Store Expenses
Asset impairments and closed store expenses consist primarily of the write-down to fair value for impaired stores and adjustments to the reserve for closed stores. During 2007 and 2006, we recorded expenses of $2,463,000 and $3,089,000, respectively for asset impairment and store closures.
Gain on Extinguishment of Debt
During 2006 and in conjunction with the financing for the Combination, the Company obtained repayment concessions from WRG’s subordinated debt lender resulting in a gain on extinguishment of $12,642,000.
Taxes
The effective federal and state income tax rates were 10.5% and 1.7% in 2007 and 2006, respectively. Our effective rate differs from the statutory rate primarily due to a valuation allowance for deductible temporary differences and net operating losses and credits generated during 2007. For the year ended 2007, the Company included, as a component of income taxes, $210,000 and $166,000 of current federal and state tax, respectively, and $248,000 of deferred federal taxes not offset by current losses, future deductible temporary differences or net operating loss and $570,000 and $288,000 of tax and interest expense, respectively, related to uncertain income tax positions. For the year 2006, the Company included, as a component of income taxes, $98,000 and $57,000 of federal and state tax on current income not offset by current losses, future deductible temporary differences, net operating loss or credits.
On January 1, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company recognized approximately a $183,000 increase to the January 1, 2007 balance of retained earnings. As of December 30, 2007 and at adoption of FIN 48, January 1, 2007, the Company had approximately $4,092,000 and $3,557,000, respectively, of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate. As of December 30, 2007 and January 1, 2007, the Company had $3,010,000 and $3,045,000, respectively, of unrecognized tax benefits reducing federal and state net operating loss carry forwards and federal credit carry forwards that, if recognized, would be subject to a valuation allowance. The Company expects that the total amount of its gross unrecognized tax benefits will decrease between $3,800,000 and $4,400,000 within the next 12 months and approximately $2,183,000 of the gross unrecognized tax benefits expected to decrease within the next 12 months relate to federal and state net operating loss carry forwards and federal credit carry forwards. The Company’s September 21, 2005 U.S. federal income tax return is currently under examination. The Internal Revenue Service has challenged the Company’s timing for including into taxable income reimbursements that relate to increases in rent obligations during 2005. The Company expects approximately $1,243,000 of its gross unrecognized tax benefits will decrease within the next 12 months due to this settlement of a prior position. In March 2008, the Company filed a request with the Internal Revenue Service to resolve several uncertain tax positions with respect to Marie Callendar’s historical taxable revenue and expense recognition. The Company expects approximately $2,668,000 of its gross unrecognized tax benefits will decrease within the next 12 months due to this request. Additionally, the Company expects approximately $190,000 of its gross unrecognized tax benefits will decrease within the next 12 months due to expiration of statutes.
The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income taxes. As of December 30, 2007 and at adoption of FIN 48, January 1, 2007, the Company had $533,000 and $275,000 of accrued interest, respectively, and no penalties.
The Company is open to federal and state tax audits until the applicable statute of limitations expire. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2004. For the majority of states where the Company has a significant presence, it is no longer subject to tax examination by tax authorities for tax years before 2004.

Year Ended December 31, 2006 Compared to the Year Ended December 25, 2005
Overview
Our results before and after September 21, 2005 are not generally comparable due to the effects of the Combination. Accordingly, to aid in the comparison, management’s discussion and analysis of financial condition and results of operations for the years ended December 31, 2006 and December 25, 2005 includes supplemental operating segment data.
The following table reflects certain data for the Company’s year ended December 31, 2006 compared to the preceding fiscal year. The consolidated information is derived from the accompanying consolidated statements of operations. Data from the Company’s operating segments — Perkins Restaurants, Marie Callender’s Restaurants, Perkins Franchise, Marie Callender’s Franchise, Foxtail and Other is included for comparison. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable revenue amount (food cost as a percentage of food sales; labor and benefits and operating expenses as a percentage of total revenues). The food cost ratio in the consolidated results reflects the elimination of intersegment food cost of $18,682,000 and $12,967,000 in 2006 and 2005, respectively.

					Marie Callender’s
	Consolidated Results		Perkins Restaurants		Restaurants		Perkins Franchise
	2006	2005	2006	2005	2006	2005	2006	2005
Food sales	$581,424	$319,429	$295,762	$73,508	$216,342	$215,464	$—	$—
Franchise and other revenue	31,448	15,011	—	—	—	—	22,052	5,418
Intersegment revenue	(18,682)	(12,967)	—	—	—	—	—	—

Total Revenues	$594,190	$321,473	$295,762	$73,508	$216,342	$215,464	$22,052	$5,418

Food cost	28.4%	29.4%	25.1%	26.6%	29.9%	30.5%	n/a	n/a
Labor and benefits	31.2%	31.1%	36.3%	36.4%	32.1%	32.2%	n/a	n/a
Operating expenses	25.3%	26.6%	25.9%	26.9%	30.0%	29.0%	9.6%	11.8%

Segment Profit (Loss)	$(9,372)	$(15,231)	$25,149	$4,624	$9,220	$9,988	$19,929	$4,778

	Marie Callender’s
	Franchise		Foxtail		Other (a)
	2006	2005	2006	2005	2006	2005
Food sales	$—	$—	$69,320	$30,457	$—	$—
Franchise and other revenue	4,842	5,045	—	—	4,554	4,548
Intersegment revenue	—	—	(18,682)	(12,967)	—	—

Total Revenues	$4,842	$5,045	$50,638	$17,490	$4,554	$4,548

Food cost	n/a	n/a	56.9%	58.3%	n/a	n/a
Labor and benefits	n/a	n/a	12.3%	11.8%	n/a	n/a
Operating expenses	n/a	n/a	9.4%	8.7%	n/a	n/a

Segment Profit (Loss)	$4,841	$5,044	$8,255	$4,891	$(76,766)	$(44,556)

(a)	Licensing revenue of approximately $4,107,000 and $3,747,000 for fiscal 2006 and 2005, respectively, is included in the Other segment revenues. The Other segment loss includes corporate general and administrative expenses, interest expense and other non-operational expenses. For details of the other segment loss, see Note 17, “Segment Reporting” in the Notes to Consolidated Financial Statements.
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
Franchise revenues increased $16,431,000 in 2006 compared to a year ago. The overall increase was primarily due to the inclusion of revenues of $22,052,000 from Perkins in 2006 versus $5,418,000 in 2005. Marie Callender’s franchise revenues decreased $203,000 in 2006 compared to 2005 due to a reduction in the average number of franchise stores in operation to 47 in 2006 from 49 in 2005.
During 2006, franchisees opened five Perkins restaurants, closed eleven Perkins restaurants and did not open or close any Marie Callender’s restaurants. Three franchised Perkins restaurants and one franchised Marie Callender’s restaurant were obtained by the Company.
Revenues
Consolidated net sales increased $272,717,000 in 2006 compared to 2005. The increase was primarily due to the inclusion of revenues of $363,664,000 from Perkins in 2006 versus $92,546,000 in 2005. Based on the pro-forma data (provided in Note 4 of the Consolidated Financial Statements), net sales of $594,190,000 in 2006 are 0.5% higher than the pro-forma sales of $591,060,000 in 2005. Aside from the impact of the full year inclusion of Perkins, revenues for 2006 also increased slightly due to a $1,599,000 increase in Marie Callender’s sales, representing a 0.7% increase from 2005.
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

Perkins franchise revenues accounted for 3.7% and 1.7% of total revenues in 2006 and 2005, respectively. M arie Callender’s franchise revenues accounted for 0.8% and 1.6% of total revenues in 2006 and 2005, respectively. The percentage increase for Perkins in 2006 is driven by the inclusion of $22,052,000 in Perkins franchise revenues in 2006 versus $5,418,000 in approximately one quarter of 2005.
Costs and Expenses
Food Cost
Consolidated food cost was 28.4% and 29.4% of food sales in 2006 and 2005, respectively.
In Perkins restaurant segment, food cost was 25.1% and 26.6% of food sales in 2006 and 2005, respectively. Restaurant food cost decreased significantly due to the impact of increased menu prices and the greater proportion of holiday bakery sales during the stub period in 2005.
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

General and Administrative Expenses
The most significant components of general and administrative (“G&A”) expenses were corporate labor and benefits, occupancy costs and outside services. Consolidated G&A expenses represented 8.1% and 6.6% of sales in 2006 and 2005, respectively. The G&A ratio for Perkins in 2005 was 8.9% compared to 5.4% for Marie Callender’s. The increase of 1.5 percentage points in the overall ratio is due mainly to a full year’s inclusion of Perkins’ G&A in 2006, offset in part by synergies of the Combination. Due to the elimination of the majority of WRG’s executive, managerial and administrative employees, as a result of the Combination, the related wages and other expenses of these positions declined significantly through the second half of 2006.
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
Gain on Extinguishment of Debt
During 2006 and in conjunction with the financing for the Combination, the Company obtained repayment concessions from WRG’s subordinated debt lender resulting in a gain on extinguishment of $12,642,000.
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
CAPITAL RESOURCES AND LIQUIDITY
Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. In conjunction with the Acquisition, the Company issued $190,000,000 of unsecured 10% Senior Notes (“10% Senior Notes”) due October 1, 2013. In conjunction with the Combination, the Company entered into an amended and restated credit agreement. Pursuant to the Credit Agreement, the lenders made available the following: (1) a five-year revolving credit facility of up to $40,000,000, including a sub-facility for letters of credit in an amount not to exceed $25,000,000 and a sub-facility for swingline loans in an amount not to exceed $5,000,000; and (2) a seven-year term loan credit facility not to exceed $100,000,000. As of December 30, 2007, we had approximately $319,460,000 of debt outstanding consisting primarily of debt from the 10% Senior Notes, the Term Loan, the Revolver and our capital lease obligations.
All amounts under the Credit Agreement bear interest at floating rates based on the agent’s base rate plus an applicable margin or LIBOR rate plus an applicable margin as defined in the Credit Agreement. All indebtedness under the Credit Agreement is collateralized by a first priority lien on substantially all of the assets of the Company and its wholly-owned subsidiaries. As of

December 30, 2007, our Revolver permitted additional borrowings of up to $8,324,000 (after giving effect to $20,000,000 in borrowings and approximately $11,676,000 of letters of credit outstanding.) The letters of credit are primarily utilized in conjunction with our workers’ compensation programs.
As of December 30, 2007, the Company violated the leverage ratio covenant in the Credit Agreement. On March 14, 2008, the Company executed an amendment to the Credit Agreement that waived the December 30, 2007 covenant violation, modified the financial covenants, and increased interest rates approximately 2.5% on both the Term Loan and the Revolver.
A default or violation of the financial covenants under the Credit Agreement could also result in a default on Senior Notes. In the event of such a default and under certain circumstances, the trustee or the holders of the Senior Notes could then declare the respective notes due and payable immediately.
The Company’s ability to service its indebtedness requires a significant amount of cash. Its ability to generate this cash will depend largely on future operations (including future sales, expansion plans, cost reduction plans, synergy results of the Combination, competitive factors, and economic conditions, among others). The results of these conditions could require the Company to seek additional funds from external sources, to refinance all or a portion of its existing indebtedness in order to meet liquidity requirements, and/or to make additional considerations or seek additional waivers of financial ratios.
Subject to these plans and conditions, we expect to be able to meet our liquidity requirements for the next twelve months through cash provided by operations and through borrowings available under our Revolver.
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
Working Capital and Cash Flows
At December 30, 2007, we had a negative working capital balance of $28.3 million. Like many other restaurant companies, the Company is able to, and may more often than not, operate with negative working capital. We are able to operate with a substantial working capital deficit because (1) restaurant revenues are received primarily on a cash and near-cash basis with a low level of accounts receivable, (2) rapid turnover results in a limited investment in inventories, and (3) accounts payable for food and beverages usually become due after the receipt of cash from the related sales.
The following table sets forth summary cash flow data for the years ended December 30, 2007, December 31, 2006 and December 25, 2005 (in thousands):

	Year Ended	Year Ended	Year Ended
	December 30, 2007	December 31, 2006	December 25, 2005
Cash flows provided by operating activities	$15,479	$15,233	$18,325
Cash flows used in investing activities	(31,526)	(18,013)	(229,341)
Cash flows provided by financing activities	26,010	7,861	213,205
Operating activities
Cash provided by operating activities increased $246,000 or 1.6% to $15,479,000 for 2007 compared to cash provided by operating activities of $15,233,000 for 2006. Cash provided by operating activities decreased $3,092,000 or 16.9% to $15,233,000 for 2006 compared to cash provided by operating activities of $18,325,000 for 2005. The increase in 2007 from 2006 was primarily due to synergies realized from the Combination partially offset by changes in operating assets and liabilities. The decrease in 2006 from 2005 was primarily due to changes in operating assets and liabilities, most notably prepaid expenses and other assets.
Investing activities
Cash used in investing activities was $31,526,000, $18,013,000 and $229,341,000 for 2007, 2006 and 2005, respectively. During 2007, the primary cash outflow from investing activities was $31,547,000 of capital expenditures. During 2006, the primary cash outflow from investing activities was $19,562,000 of capital expenditures partially offset by $1,549,000 of proceeds from the sale of assets. During 2005, the primary cash outflow from investing activities was $10,079,000 of capital expenditures and $224,891,000 paid in conjunction with the Acquisition, which was partially offset by cash acquired in conjunction with the Acquisition of $4,270,000. The 2005 primary cash inflows from investing activities were $1,359,000 of proceeds from the sale of assets.
The principal uses of cash during the year, other than the repayment of debt, were capital expenditures, debt issuance costs and payments under our capital lease obligations. Capital expenditures consisted primarily of new restaurants, restaurant improvements and remodels. The following table summarizes capital expenditures for each of the past three years (in thousands):

	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	December 25,
	2007	2006	2005
New restaurants (including restaurants acquired from franchisees)	$15,255	$2,980	$69
Restaurant improvements	8,675	7,815	6,263
Remodeling and reimaging	4,920	6,963	3,065
Manufacturing	1,476	563	383
Other	1,221	1,241	299

Total Capital Expenditures	$31,547	$19,562	$10,079

Our capital budget for 2008 is $15,700,000 and includes plans to open four new Company-operated Perkins restaurants. The source of funding for these expenditures is expected to be cash provided by operations and the Revolver. Capital spending could vary significantly from planned amounts as certain of these expenditures are discretionary in nature.
Financing activities
Cash provided by financing activities was $26,010,000, $7,861,000 and $213,205,000 for 2007, 2006 and 2005, respectively. During 2007, the primary cash flows included net receipts of $20,000,000 from our Revolver and $6,107,000 received from various landlords as reimbursements for building expenditures and leasehold improvements at new store locations. During 2006, the primary cash flows included $111,941,000 of debt proceeds, $2,720,000 of debt issuance costs, $112,467,000 of payments on our long-term debt and a $12,545,000 capital contribution from our parent company. During 2005, the primary cash flows included $190,029,000 of debt proceeds, $9,288,000 of debt issuance costs, $10,640,000 of payments on our long-term debt and a $44,607,000 capital contribution from our parent company.
CASH CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
Cash Contractual Obligations:
The following table represents our contractual commitments associated with our debt and other obligations as of December 30, 2007 (in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2008	2009	2010	2011	2012	Thereafter	Total
Contractual Obligations (1)
10% Senior Notes	$—	$—	$—	$—	$—	$190,000	$190,000
Term Loan	1,000	1,000	1,000	1,000	1,000	93,750	98,750
Revolver	8,000	—	—	12,000	—	—	20,000
Capital lease obligations	1,876	1,843	1,753	1,538	1,506	38,465	46,981
Operating leases	36,154	34,283	31,960	28,565	25,971	251,866	408,799
Interest on indebtedness (2)	30,478	29,997	29,896	29,035	28,554	17,401	165,361
Purchase commitments (3)	68,337	5,058	1,898	133	—	—	75,426
Management fee (4)	7,576	5,576	5,408	3,576	3,576	—	25,712

Total contractual obligations	$153,421	$77,757	$71,915	$75,847	$60,607	$591,482	$1,031,029

(1)	In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits that, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities. (See Note 11 to our Consolidated Financial Statements.)

(2)	Represents interest expense using the interest rate of 10.0% on the $190,000,000 of 10% Senior Notes, 10.11% on the $98,750,000 Term Loan and 9.50% on the Revolver. Interest rates on the Term Loan and Revolver are based on the Credit Agreement as amended subsequent to year-end. Excludes interest on capital lease obligations and fees on any letters of credit that may be issued under our Credit Agreement.

(3)	Primarily represents commitments to purchase food products for the restaurant and manufacturing segments.

(4)	The company is obligated for management fees due to CHI; however, as long as the Company’s current lending agreements are in place, the Company is limited as to the amount that can be paid each year.

As of December 30, 2007, there were borrowings of $20,000,000 and approximately $11,676,000 of letters of credit outstanding under the Revolver. These letters of credit are primarily utilized in conjunction with our workers’ compensation program. Total future lease payments under capital leases at December 30, 2007 are $46,981,000, of which approximately $34,546,000 represents interest.
Additionally, the Company has arrangements with several different parties to whom territorial rights were granted in exchange for specified payments. The Company makes specified payments to those parties based on a percentage of gross sales from certain Perkins restaurants and for new Perkins restaurants opened within those geographic regions. During the year ended December 30, 2007, we paid an aggregate of approximately $2,762,000 under such arrangements. Three such agreements are currently in effect. Of these, one expires in the year 2075, one expires upon the death of the beneficiary, and the remaining agreement remains in effect as long as we operate Perkins restaurants in certain states.
RECENT ACCOUNTING PRONOUNCEMENTS
The following are accounting standards adopted or issued in 2007 that could have an impact to our Company.
In July 2006, the FASB issued FIN 48, which became effective for the Company on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As a result of the implementation of FIN 48, the Company recognized approximately a $183,000 increase to the January 1, 2007 balance of retained earnings.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, but it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 could impact fair values assigned to assets and liabilities in any future acquisition.
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
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items, including:
•	Acquisition costs will be generally expensed as incurred;

•	Assets that an acquirer does not intend to use will be recorded at fair value reflecting the assets’ highest and best use;

•	Noncontrolling interests (formerly known as “minority interests” — see Statement 160 discussion below) will be valued at fair value at the acquisition date;

•	Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.
SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact of this statement on our financial statements.
In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests In Consolidated Financial Statements — An Amendment of Accounting Research Bulletin No. 51,” the provisions of which are effective for periods beginning after December 15, 2008. This statement requires an entity to classify noncontrolling interests in subsidiaries as a separate component of equity. Additionally, transactions between an entity and noncontrolling interests are required to be treated as equity transactions. We are currently evaluating the impact of this statement on our financial statements.
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
INFORMATION CONCERNING FORWARD LOOKING STATEMENTS
This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements, written, oral or otherwise made, may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will,” or the negative thereof or other variations thereon or comparable terminology.
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
Interest Rate Risk. Our primary market risk is interest rate exposure with respect to our floating rate debt. Our Credit Agreement may require us to employ a hedging strategy through derivative financial instruments to reduce the impact of adverse changes in interest rates. We do not plan to hold or issue derivative instruments for trading purposes. In the future, we may enter into other interest rate swaps to manage the risk of our exposure to market rate fluctuations. As of December 30, 2007, our Revolver permitted additional borrowings of up to approximately $8,324,000 (after giving effect to $20,000,000 in borrowings and $11,676,000 in letters of credit outstanding). For the year ended December 30, 2007, after giving effect to the Revolver, which carries a variable interest rate, a 100 basis point change in interest rate (assuming $40,000,000 was outstanding under this Revolver) would have impacted us by approximately $400,000.
Foreign Currency Exchange Rate Risk. We conduct foreign operations in Canada and Mexico. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of December 30, 2007, to be material.
Commodity Price Risk. Many of the food products and other operating essentials purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are beyond our control. Our supplies and raw materials are available from several sources and we are not dependent upon any single source for these items. If any existing suppliers fail, or are unable to deliver in quantities required by us, we believe that there are sufficient other quality suppliers in the marketplace such that our sources of supply can be replaced as necessary. At times we enter into purchase contracts of one year or less or purchase bulk quantities for future use of certain items in order to control commodity- pricing risks. Certain significant items that could be subject to price fluctuations are beef, pork, coffee, eggs, dairy products, wheat products, corn products, and produce. We believe that we will be able to pass through increased commodity costs by adjusting menu pricing, in most cases, and we believe that any changes in commodity pricing that cannot be offset by changes in menu pricing or other product delivery strategies would not be material.

Item 8. Financial Statements and Supplementary Data.
RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS
Our management is responsible for the preparation, accuracy and integrity of the consolidated financial statements.
These consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America consistently applied, in all material respects, and reflect estimates and judgments by management where necessary.
We maintain a system of internal accounting control that is adequate to provide reasonable assurance that transactions are executed and recorded in accordance with management’s authorization and that assets are safeguarded.

Report of Independent Registered Public Accounting Firm
To the Board of Directors of Perkins & Marie Callender’s Inc.:
We have audited the accompanying consolidated balance sheets of Perkins & Marie Callender’s Inc. and subsidiaries (the “Company”) as of December 30, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholder’s investment, and cash flows for the years then ended. Our audit also included the financial statement schedule for the years ended December 30, 2007 and December 31, 2006 listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Perkins & Marie Callender’s Inc. and subsidiaries as of December 30, 2007 and December 31, 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended December 30, 2007 and December 31, 2006, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Notes 2 and 11 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes to conform to Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, on January 1, 2007.
/s/ Deloitte & Touche LLP
Memphis, Tennessee
March 26, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Perkins & Marie Callender’s Inc.:
We have audited the accompanying consolidated statements of operations, stockholder’s investment, and cash flows for the year ended December 25, 2005 of Perkins & Marie Callender’s Inc. (formerly known as Wilshire Restaurant Group, Inc. and The Restaurant Company). Our audit also included the financial statement schedule listed in Item 15(a) in this Annual Report on Form 10-K. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Perkins & Marie Callender’s Inc. for the year ended December 25, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Memphis, Tennessee
March 26, 2008

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	December 25,
	2007	2006	2005
REVENUES:
Food sales	$556,990	$562,742	$306,462
Franchise and other revenue	30,896	31,448	15,011

Total Revenues	587,886	594,190	321,473

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	158,708	159,751	90,095
Labor and benefits	189,307	185,405	99,841
Operating expenses	149,437	150,102	85,485
General and administrative	44,874	48,188	21,242
Transaction costs	1,013	5,674	867
Depreciation and amortization	24,822	25,641	11,594
Interest, net	31,180	36,197	26,362
Asset impairments and closed store expenses	2,463	3,089	611
Gain on extinguishment of debt	—	(12,642)	(565)
Other, net	228	1,509	1,181

Total Costs and Expenses	602,032	602,914	336,713

Loss before income taxes and minority interests	(14,146)	(8,724)	(15,240)
(Provision for) benefit from income taxes	(1,482)	(155)	638
Minority interests	(707)	(493)	(629)

NET LOSS	$(16,335)	$(9,372)	$(15,231)

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,032	$9,069
Restricted cash	10,098	11,193
Receivables, less allowances for doubtful accounts of $1,542 and $1,624 in 2007 and 2006, respectively	17,221	18,316
Inventories	13,239	10,996
Prepaid expenses and other current assets	5,732	4,824

Total current assets	65,322	54,398

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $109,441 and $96,458 in 2007 and 2006, respectively	99,311	91,044
INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS	53	238
GOODWILL	30,038	30,038
INTANGIBLE ASSETS, net of accumulated amortization of $17,494 and $14,018 in 2007 and 2006, respectively	153,316	156,792
DEFERRED INCOME TAXES	242	708
OTHER ASSETS	14,660	13,627

Total Assets	$362,942	$346,845

LIABILITIES AND STOCKHOLDER’S INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$25,559	$22,799
Accrued expenses	52,621	58,288
Accrued income taxes	—	75
Franchise advertising contributions	5,940	5,392
Current maturities of long-term debt and capital lease obligations	9,464	1,706

Total current liabilities	93,584	88,260

CAPITAL LEASE OBLIGATIONS, less current maturities	11,987	6,249
LONG-TERM DEBT, less current maturities	298,009	286,379
DEFERRED RENT	13,467	9,768
OTHER LIABILITIES	15,520	11,785
MINORITY INTEREST IN CONSOLIDATED PARTNERSHIPS	333	75

STOCKHOLDER’S INVESTMENT:
Common stock, $.01 par value, 100,000 shares authorized, 10,820 issued and outstanding	1	1
Additional paid-in capital	137,923	136,131
Other comprehensive income	86	13
Accumulated deficit	(207,968)	(191,816)

Total stockholder’s investment	(69,958)	(55,671)

Total Liabilities and Stockholder’s Investment	$362,942	$346,845

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S INVESTMENT
(in thousands)

							Accumulated
			Capital in		Additional	Notes	Other	Retained
	Preferred	Common	Excess of	Treasury	Paid-in	Secured	Comprehensive	Earnings
	Stock	Stock	Par Value	Stock	Capital	By Stock	Income	(Deficit)	Total
Balance at December 30, 2004	63,277	—	9,659	(137)	—	(1,205)	—	(167,213)	(95,619)
Accrued interest on notes secured by stock	—	—	—	—	—	(103)	—	—	(103)
Capital contribution and business combination	(63,277)	1	(9,659)	137	123,907	—	—	—	51,109

Net loss	—	—	—	—	—	—	—	(15,231)	(15,231)
Currency translation adjustment	—	—	—	—	—	—	14	—	14

Total comprehensive loss	—	—	—	—	—	—	—	—	(15,217)

Balance at December 25, 2005	—	1	—	—	123,907	(1,308)	14	(182,444)	(59,830)
Capital contribution	—	—	—	—	12,545	—	—	—	12,545

Net loss	—	—	—	—	—	—	—	(9,372)	(9,372)
Currency translation adjustment	—	—	—	—	—	—	(1)	—	(1)

Total comprehensive loss	—	—	—	—	—	—	—	—	(9,373)
Note forgiveness	—	—	—	—	(321)	1,308			987

Balance at December 31, 2006	—	1	—	—	136,131	—	13	(191,816)	(55,671)
Cumulative adjustment for the adoption of FIN 48	—	—	—	—	—	—	—	183	183
Capital contribution	—	—	—	—	1,792	—	—	—	1,792

Net loss	—	—	—	—	—	—	—	(16,335)	(16,335)
Currency translation adjustment	—	—	—	—	—	—	73	—	73

Total comprehensive loss	—	—	—	—	—	—	—	—	(16,262)

Balance at December 30, 2007	$—	$1	$—	$—	$137,923	$—	$86	$(207,968)	$(69,958)

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	December 25,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,335)	$(9,372)	$(15,231)
Adjustments to reconcile net loss to net cash provided by operating activities :
Depreciation and amortization	24,822	25,641	11,594
Amortization of debt discount	324	321	74
Other non-cash income and expense items	333	6,690	12,437
Gain on extinguishment of debt	—	(12,642)	(565)
Loss/(gain) on disposition of assets	226	665	(704)
Asset write-down	2,237	2,058	1,315
Minority interests	707	493	629
Equity in net loss (income) of unconsolidated partnerships	82	73	(54)
Net changes in operating assets and liabilities	3,083	1,306	8,830

Total adjustments	31,814	24,605	33,556

Net cash provided by operating activities	15,479	15,233	18,325

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(31,547)	(19,562)	(10,079)
Acquisition of business, net of cash acquired of $4,270	—	—	(220,621)
Proceeds from sale of assets	21	1,549	1,359

Net cash used in investing activities	(31,526)	(18,013)	(229,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(702)	(895)	(798)
Lessor financing	6,107	—	—
Proceeds from long-term debt	1,950	99,041	187,429
Payments on long-term debt	(2,618)	(99,567)	(2,400)
Proceeds from revolver	75,100	12,900	2,600
Payments on revolver	(55,100)	(12,900)	(8,240)
Debt issuance costs	—	(2,720)	(9,288)
Distributions to minority partners	(519)	(543)	(602)
Accrued interest on notes secured by stock	—	—	(103)
Capital contribution	1,792	12,545	44,607

Net cash provided by financing activities	26,010	7,861	213,205

Net increase in cash and cash equivalents	9,963	5,081	2,189

CASH AND CASH EQUIVALENTS:
Balance, beginning of year	9,069	3,988	1,799

Balance, end of year	$19,032	$9,069	$3,988

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) ORGANIZATION:
Organization —
Perkins & Marie Callender’s Inc. (“Perkins”), together with its consolidated subsidiaries, the “Company”, “PMCI”, “we” or “us”), is a wholly-owned subsidiary of Perkins & Marie Callender’s Holding Inc. (“PMCH”). PMCH is a wholly-owned subsidiary of P&MC’s Holding Corp, a wholly-owned subsidiary of P&MC’s Holding LLC. The Company is the sole stockholder of Wilshire Restaurant Group, LLC (“WRG”).
The Company operates two primary restaurant concepts: (1) full-service family dining restaurants located primarily in the Midwest, Florida and Pennsylvania under the name Perkins Restaurant and Bakery, which were historically owned by Perkins and (2) mid-priced, casual-dining restaurants, specializing in the sale of pie and other bakery items, located primarily in the western United States under the name Marie Callender’s Restaurant and Bakery (“Marie Callender’s”), which were historically owned by WRG.
Our Perkins restaurants serve a variety of high quality, moderately priced breakfast, lunch, and dinner entrees and bakery products and operate under the names “Perkins Restaurant and Bakery,” “Perkins Family Restaurant,” “Perkins Family Restaurant and Bakery” and “Perkins Restaurant.” Perkins restaurants provide table service and are open seven days a week. Perkins restaurants conduct business in 34 states with the largest number of restaurants in Minnesota, Florida, Pennsylvania, Ohio, and Wisconsin. There are seventeen franchised restaurants located in Canada.
Our Marie Callender’s restaurants serve a variety of high quality, moderately priced lunch and dinner entrees and pies and operate under the name “Marie Callender’s Restaurant and Bakery,” “Marie Callender’s Grill” and “Callender’s Grill.” Marie Callender’s restaurants provide table service and are open seven days a week. Marie Callender’s restaurants conduct business in ten states, with the largest number of restaurants in California. There is one franchised restaurant located in Mexico.
Foxtail, our manufacturing segment, offers cookie doughs, muffin batters, pancake mixes, pies and other food products for sale to food service distributors and for sale to our Company-operated and franchised restaurants.
Wilshire Restaurant Group —
WRG, a Delaware limited liability company and a wholly-owned subsidiary of the Company, owns 100% of the outstanding common stock of Marie Callender Pie Shops, Inc. (“MCPSI”), a California corporation. MCPSI owns and operates restaurants and has granted franchises under the name Marie Callender’s and Marie Callender’s Grill. MCPSI also owns 100% of the outstanding common stock of M.C. Wholesalers, Inc., a California corporation. M.C. Wholesalers, Inc. operates a commissary that produces bakery goods. MCPSI also owns 100% of the outstanding common stock of FIV Corp., a Delaware corporation. FIV Corp. owns and operates one restaurant under the name East Side Mario’s.
Perkins & Marie Callender’s of Minnesota, Inc. —
Perkins & Marie Callender’s of Minnesota, Inc. (“PMCM”), was formed in September of 2000 to conduct Perkins’ operations in Minnesota and North Dakota as well as manage the rights and responsibilities related to the contributed trademarks and service marks. PMCM granted PMCI a license to use, and the right to license others to use, the trademarks and service marks used in the Perkins system. PMCM merged into the Company on February 1, 2007.
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
Accounting Reporting Period —
Our financial reporting is based on thirteen four-week periods ending on the last Sunday in December. The first quarter each year includes four four-week periods and, typically, the second, third and fourth quarters include three four-week periods. The first, second, third and fourth quarters of 2007 ended April 22, July 15, October 7, and December 30, respectively. The first, second, third and fourth quarters of 2006 ended April 16, July 9, October 1, and December 31, respectively. In 2006, as is the case every six years, the fourth quarter included two four-week periods and one five-week period.
For the year ended December 25, 2005, the financial reporting period includes the fifty-two week period ended December 29, 2005 for WRG, and includes the period from September 21, 2005 through December 25, 2005 for Perkins. All material intercompany transactions have been eliminated in consolidation.
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
Sales taxes —
Sales taxes collected from customers are excluded from revenues. The obligation is included in accrued expenses until the taxes are remitted to the appropriate taxing authorities.
Advertising —
We recognize advertising expense in the operating expenses of the restaurant segment. Advertising expense was approximately $21,130,000, $20,267,000 and $9,404,000 for fiscal years 2007, 2006 and 2005, respectively.

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

Years
Owned:
Land improvements	3 — 20
Buildings	20 — 30
Leasehold improvements	3 — 20
Equipment	1 — 7
Property under capital lease:
Buildings	20
Goodwill and Intangible Assets —
We have approximately $183,354,000 of goodwill and intangible assets on our consolidated balance sheets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we perform at least an annual assessment of goodwill and nonamortizable intangibles for impairment at year end. None of the goodwill acquired in conjunction with the Acquisition is deductible for income tax purposes.
In conjunction with the Acquisition, the Company allocated $110,600,000 of the purchase price to non-amortizable intangible assets that represent the estimated fair value of the registered Perkins tradenames and trademarks. The Company also allocated $48,300,000 of the purchase price to amortizable identifiable intangible assets that represent (i) franchise agreements that are being amortized over their remaining lives, which is estimated to be 25 years, and (ii) customer relationships related to Foxtail that are being amortized over the estimated life of 25 years. Amortization expense of identifiable intangible assets was approximately $3,476,000, $1,975,000 and $512,000 for 2007, 2006 and 2005, respectively.
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
Impairment of Long-Lived Assets —
Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the recoverability of long-lived assets when events and circumstances indicate that assets might be impaired. For such assets, we determine impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts, generally at the level of individual restaurants or manufacturing facilities. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Assets held for disposition are valued at the lower of historical cost, net of accumulated depreciation, or fair market value less disposition cost.

Insurance Accruals —
We are self-insured up to certain limits for costs associated with workers’ compensation claims, property claims and benefits paid under employee health care programs. At December 30, 2007 and December 31, 2006, we had total self-insurance accruals reflected in Accrued expenses and Other liabilities on our consolidated balance sheets of approximately $7,952,000 and $8,759,000, respectively. The measurement of these costs requires the consideration of historical loss experience and judgments about the present and expected levels of cost per claim. We account for the workers’ compensation costs primarily through actuarial methods, which develop estimates of the liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the consolidated balance sheet dates. We account for benefits paid under employee health care programs using historical lag information as the basis for estimating expenses incurred as of the consolidated balance sheet dates. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. However, the use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved and the length of time until the ultimate cost is known. We believe that our recorded obligations for these expenses are consistently measured on an appropriate basis. Nevertheless, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities.
Operating Leases —
Rent expense for the Company’s operating leases, some of which have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term, as defined in SFAS No. 13, “Accounting for Leases, as amended.” The lease term begins when the Company has the right to control the use of the leased property, which may occur before rent payments are due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent and included in Deferred Rent on the consolidated balance sheets.
Perkins Marketing Fund and Gift Card Fund —
The Company maintains a marketing fund (the “Marketing Fund”) to pool the resources of the Company and its franchisees for advertising purposes and to promote the Perkins brand in accordance with the system’s advertising policy. The Marketing Fund is consolidated for reporting purposes. Accordingly, the Company has recorded approximately $7,376,000 and $6,984,000 as of December 30, 2007 and December 31, 2006, respectively, of restricted cash on its consolidated balance sheets that represents the funds contributed by Perkins’ franchisees specifically for the purpose of advertising. The Company also has recorded liabilities of approximately $937,000 and $1,262,000 as of December 30, 2007 and December 31, 2006, respectively, for accrued advertising, which is included in accrued expenses on the accompanying consolidated balance sheets, and approximately $5,940,000 and $5,392,000 as of December 30, 2007 and December 31, 2006, respectively, which represents franchisee contributions for advertising services not yet provided and is included in Franchise advertising contributions on the accompanying consolidated balance sheets.
During 2005, the Company began marketing gift cards at both its Company-operated and franchised Perkins restaurants. In conjunction with executing this concept, the Company created the Gift Card Fund that maintains a separate bank account specifically for cash inflows from gift card purchases and cash outflows from gift card redemptions and expenses. The Gift Card Fund is consolidated with PMCI. Accordingly, the Company has recorded approximately $2,722,000 and $4,209,000 of net gift card proceeds received from Perkins’ franchisees as restricted cash as of December 30, 2007 and December 31, 2006, respectively, on its consolidated balance sheets. The operating expenses of the Gift Card Fund, which primarily consist of production costs of the cards and bank fees, are immaterial to the Company as a whole. The Company has recorded no breakage on the gift cards and based on state escheatment laws and potential legal ramifications, the Company does not intend to record breakage.
Transaction Costs —
The Company has classified certain expenses directly attributable to the Acquisition and the Combination and certain non-recurring expenses incurred as a result of the Acquisition and the Combination as transaction costs on the consolidated statements of operations. Transaction costs were $1,013,000, $5,674,000 and $867,000 for 2007, 2006 and 2005, respectively. The direct expenses consisted of administrative, consultative and legal expenses associated with the Acquisition and the Combination.
Recent Accounting Pronouncements —
The following are accounting standards adopted or issued in 2007 that could have an impact to our Company.
In July 2006, the FASB issued FIN 48, which became effective for the Company on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As a result of the implementation of FIN 48, the Company recognized approximately a $183,000 increase to the January 1, 2007 balance of retained earnings.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, but it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 could impact fair values assigned to assets and liabilities in any future acquisition.
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
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items, including:
•	Acquisition costs will be generally expensed as incurred;

•	Assets that an acquirer does not intend to use will be recorded at fair value reflecting the assets’ highest and best use;

•	Noncontrolling interests (formerly known as “minority interests” — see Statement 160 discussion below) will be valued at fair value at the acquisition date;

•	Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.
SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact of this statement on our financial statements.
In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests In Consolidated Financial Statements — An Amendment of Accounting Research Bulletin No. 51,” the provisions of which are effective for periods beginning after December 15, 2008. This statement requires an entity to classify noncontrolling interests in subsidiaries as a separate component of equity. Additionally, transactions between an entity and noncontrolling interests are required to be treated as equity transactions. We are currently evaluating the impact of this statement on our financial statements.

(3) ACQUISITION:
On September 21, 2005 (the “Acquisition Date”), P&MC Holding Corp., an affiliate of Castle Harlan Partners IV, L.P. (“CHP IV”), purchased all of the outstanding capital stock of the parent company of the Company for a purchase price of approximately $249,077,000. Since the closing of the acquisition, the capital stock has been 100% owned by P&MC Holding Corp., whose capital stock is 100% owned by P&MC Holding LLC. P&MC Holding Corp. and P&MC Holding LLC were newly formed entities established by CHP IV. Collectively, the foregoing transactions are referred to as the “Acquisition.”
The Acquisition has been accounted for using the purchase method. The purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of Acquisition. The following table summarizes the fair value of assets acquired and liabilities assumed at the date of the Acquisition (in thousands):

Net Assets Acquired:
Current assets	$30,699
Property and equipment, net	62,826
Other noncurrent assets	26,284
Intangible assets	158,900
Goodwill	30,038

Liabilities assumed	(59,670)

Net assets acquired	$249,077

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
In connection with the Combination, the Company repaid the outstanding indebtedness of WRG in the amount of approximately $101,000,000 and assumed capital lease obligations of WRG in the amount of approximately $7,000,000. The Company obtained funds for the repayment of WRG’s outstanding indebtedness from a $140,000,000 amended and restated credit agreement, described in Note 10, “Long-Term Debt.” The Company recognized a gain of $12,642,000 on its extinguishment of certain WRG debt and related accrued interest.
Also, at the time of the Combination, certain notes issued by particular WRG stockholders in favor of WRG, which were secured by outstanding stock of WRG, were forgiven in exchange for a reduction in the total number of P&MC Holding LLC equity units to be transferred to such WRG stockholders. In conjunction with the forgiveness, previously accrued interest income on the notes of approximately $489,000 was forgiven and expensed, and the difference between the fair value of the original WRG shares and the reduction in P&MC Holding LLC equity units to be exchanged, $321,000, was also expensed.
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

Year Ended
(in thousands):	December 25, 2005
Net sales	$591,060
Loss before income taxes and minority interests	(15,137)
Net loss	(15,766)
The pro forma financial information does not necessarily reflect the operating results that would have occurred had the Acquisition and the Combination been consummated as of the beginning of the period presented, nor is such information indicative of future operating results.

(5) SUPPLEMENTAL CASH FLOW INFORMATION:
The decrease in cash and cash equivalents due to changes in operating assets and liabilities for the past three years consisted of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	December 25,
	2007	2006	2005
(Increase) Decrease in:
Receivables	$1,470	$(1,941)	$(2,877)
Inventories	(2,218)	332	426
Prepaid expenses and other current assets	(904)	1,509	10,374
Other assets	(467)	(447)	8,308

Increase (Decrease) in:
Accounts payable	2,642	985	941
Accrued expenses	(2,516)	3,313	(14,334)
Other liabilities	5,076	(2,445)	5,992

	$3,083	$1,306	$8,830

Other supplemental cash flow information for the past three years consisted of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	December 25,
	2007	2006	2005
Cash paid for interest	$29,186	$26,308	$7,225
Income taxes paid	1,044	1,389	4,405
Income tax refunds received	954	605	6
A capital lease asset and obligation of approximately $200,000 was recognized when the Company entered into a lease for a new store.

(6) PROPERTY AND EQUIPMENT:
Property and equipment consisted of the following (in thousands):

	December 30,	December 31,
	2007	2006
Owned:
Land and land improvements	$1,951	$1,641
Buildings	5,738	6,021
Leasehold improvements	80,056	62,691
Equipment	110,210	104,150
Construction in progress	1,856	3,942

	199,811	178,445
Less — accumulated depreciation and amortization	(106,316)	(92,661)

	93,495	85,784

Property under capital lease:
Leasehold improvements	7,822	9,057
Less — accumulated amortization	(3,056)	(3,797)

	4,766	5,260

Assets held for sale, net of accumulated depreciation	1,050	—

Property and Equipment, net	$99,311	$91,044

(7) LEASES:
The majority of our Perkins restaurant leases have an initial term of 20 years and the majority of our Marie Callender’s restaurant leases have an initial term of 15 years. Both Perkins and Marie Callender’s leases generally provide for two to four renewal periods of five years each. Certain leases provide for minimum payments plus a percentage of sales in excess of stipulated amounts.
Future minimum payments related to non-cancelable leases that have initial or remaining lease terms in excess of one year as of December 30, 2007 were as follows (in thousands):

	Lease Obligations
	Capital	Operating
2008	$1,876	$36,154
2009	1,843	34,283
2010	1,753	31,960
2011	1,538	28,565
2012	1,506	25,971
Thereafter	38,465	251,866

Total minimum lease payments	46,981	$408,799

Less:
Amounts representing interest (3.3%-24.57%)	(34,546)

Capital lease obligations	$12,435

Future minimum gross rental receipts as of December 30, 2007, were as follows (in thousands):

	Lessor	Sublessor
2008	$145	$1,718
2009	151	1,503
2010	152	1,127
2011	115	888
2012	77	565
Thereafter	97	1,601

Total minimum lease rentals	$737	$7,402

The net rental expense included in the accompanying Consolidated Statements of Operations for operating leases was as follows for the past three years (in thousands):

	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	December 25,
	2007	2006	2005
Minimum rentals	$41,269	$39,017	$21,793
Contingent rentals	1,566	1,764	1,122
Less — sublease rentals	(715)	(966)	(795)

	$42,120	$39,815	$22,120

Sublease rentals are recorded in other expenses in the accompanying Consolidated Statements of Operations.
(8) GOODWILL AND INTANGIBLE ASSETS:
The following schedule presents the carrying amount of goodwill attributable to each reportable operating segment and changes therein.

	Restaurant	Franchise		Total
	Operations	Operations	Foxtail	Company
Balance as of December 25, 2005	$14,228	$26,815	$2,406	$43,449
Purchase accounting adjustments	(4,392)	(8,277)	(742)	(13,411)

Balance as of December 31, 2006	9,836	18,538	1,664	30,038
Adjustments	—	—	—	—

Balance as of December 30, 2007	$9,836	$18,538	$1,664	$30,038

Purchase accounting adjustments primarily relate to the step-up of fixed assets in 2006 due to the final purchase price adjustments determined by the Company based on review and consideration of relevant information, including discounted cash flow analyses, quoted market prices and the Company’s own estimates.
The components of our identifiable intangible assets are as follows (in thousands):

	December 30,	December 31,
	2007	2006
Amortizing intangible assets:
Franchise agreements	$35,000	$35,000
Customer relationships	13,300	13,300
Acquired franchise rights	11,076	11,076
Design prototype	834	834

Subtotal	60,210	60,210
Less — accumulated amortization	(17,494)	(14,018)

Total amortizing intangible assets	42,716	46,192
Nonamortizing intangible asset:
Tradename	110,600	110,600

Total intangible assets	$153,316	$156,792

Amortization expense for intangible assets was approximately $3,476,000, $1,975,000 and $512,000 for fiscal years 2007, 2006 and 2005, respectively. Estimated amortization expense for the five succeeding fiscal years is as follows (in thousands):

Estimated
Amortization Expense
2008	$2,527
2009	2,412
2010	2,310
2011	2,224
2012	2,132
(9) ACCRUED EXPENSES:
Accrued expenses consisted of the following (in thousands):

	December 30,	December 31,
	2007	2006
Payroll and related benefits	$16,016	$18,209
Property, real estate and sales taxes	4,325	4,692
Insurance	1,539	5,086
Gift cards and gift certificates	7,099	8,233
Advertising	937	1,262
Interest	6,310	6,085
Management fees	4,065	2,210
Other	12,330	12,511

	$52,621	$58,288

(10) LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands):

	December 30,	December 31,
	2007	2006
10% Senior Notes, due October 1, 2013, net of discount of $1,878 and $2,175, respectively	$188,123	$187,825
Revolver, due May 3, 2011	20,000	—
Term Loan, due May 3, 2013	98,750	99,500
Promissory Note, due January 2011	100	—
Other	54	69

	307,027	287,394
Less current maturities	(9,018)	(1,015)

	$298,009	$286,379

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
In connection with the Combination, the Company entered into an amended and restated credit agreement with Wachovia Bank, National Association, as administrative agent, swingline lender and issuing lender, Wachovia Capital Markets, LLC as sole lead arranger and sole book manager, BNP Paribas as syndication agent, Wells Fargo, Foothill, Inc. as documentation agent, and each other lender from time to time party thereto (the “Credit Agreement”). Pursuant to the Credit Agreement, the lenders made available the following: (1) a five-year revolving credit facility of up to $40,000,000, including a sub-facility for letters of credit in an amount not to exceed $25,000,000 and a sub-facility for swingline loans in an amount not to exceed $5,000,000 (the “Revolver”); and (2) a seven-year term loan credit facility not to exceed $100,000,000 (the “Term Loan”). The Company’s obligations under the Credit Agreement are guaranteed by PMCH and each of the Company’s wholly-owned subsidiaries. The obligations under the Credit Agreement are collateralized by a first priority lien on substantially all of the assets of the Company and its wholly-owned subsidiaries. Certain future subsidiaries of the Company will be required to guarantee the obligations of the Company and grant a lien on substantially all of their assets. A draw under the Credit Agreement was made on May 3, 2006 in the amount of $103,800,000, which was used to repay all existing indebtedness of WRG and its subsidiaries and to pay certain fees and expenses in connection with the consummation of this Combination and the amendment and restatement of the Credit Agreement. All amounts under the Credit Agreement bear interest at floating rates based on the agent’s base rate plus an applicable margin or LIBOR rate plus an applicable margin as defined in the Credit Agreement. The interest rate on Credit Agreement borrowings was 9.00% and 8.11% on December 30, 2007 and December 31, 2006, respectively. As of December 30, 2007, there were approximately $11,676,000 of letters of credit outstanding which are primarily utilized in conjunction with the Company’s workers’ compensation programs.
In connection with the issuance of the 10% Senior Notes and the execution of the Credit Agreement, the Company has capitalized certain financing costs in Other Assets in the Consolidated Balance Sheets. As of December 30, 2007, the deferred financing costs of $8,497,000 and $3,762,000 for the 10% Senior Notes and the Credit Agreement, respectively, are being amortized over their respective terms using the effective interest method.
Based on estimated bond ratings and estimated trading prices, the approximate fair market value of our 10.0% Senior Notes was $133,000,000 and $180,500,000 on December 30, 2007 and December 31, 2006, respectively.
Because our revolver and term loan bear interest at current market rates, we believe that any related liabilities reflected in the accompanying consolidated balance sheets approximated fair market value.
Pursuant to the 10% Senior Notes and the Credit Agreement, the Company is subject to certain restrictions that limit additional indebtedness. Additionally, among other restrictions, the Credit Agreement limits the Company’s capital expenditures and requires us to maintain specified financial ratios. As of December 30, 2007, the Company violated the leverage ratio covenant in the Credit Agreement. On March 14, 2008, the Company executed an amendment to the Credit Agreement that waived the December 30, 2007 covenant violation, modified the financial covenants and increased interest rates approximately 2.5% on both the Term Loan and the Revolver. A default under the Credit Agreement could result in a default under the 10% Senior Notes. In the event of such a default and under certain circumstances, the trustee or the holders of the 10% Senior Notes could then declare the respective notes due and payable immediately.
With respect to the 10% Senior Notes, the Company has certain covenants that restrict our ability to pay dividends or distributions to our equity holders (“Restricted Payments”). If no default or event of default exists or occurs as a result of such Restricted Payments, we are generally allowed to make Restricted Payments subject to the following restrictions:
1.	The Company would, at the time of such Restricted Payments and after giving pro forma effect thereto as if such Restricted Payment had been made at the beginning of the applicable four-quarter period, have been permitted to incur at least $1.00 of additional indebtedness pursuant to the fixed charge coverage ratio tests as defined in the indenture.
2.	Such Restricted Payment, together with the aggregate amount of all other Restricted Payments made by the Company after September 21, 2005, is less than the sum, without duplication, of (i) 50% of the consolidated net income of the Company for the period from the beginning of the first full fiscal quarter commencing after the date of the indenture to the end of the Company’s most recent ended fiscal quarter for which internal financial statements are available at the time of the Restricted Payment; (ii) 100% of the aggregate net proceeds received by the Company since the date of the indenture as a contribution to its equity capital or from the sale of equity interests of the Company or from the conversion of interests or debt securities that have been converted to equity interests; and (iii) to the extent that any Restricted Investment, as defined, that was made after the date of the indenture is sold for cash, the lesser of (a) the cash return of capital or (b) the aggregate amount of such restricted investment that was treated as a Restricted Payment when made.
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

Scheduled annual principal maturities of long-term debt for the five years subsequent to December 30, 2007, are as follows (in thousands):

Amount
2008	$9,018
2009	1,018
2010	1,018
2011	13,100
2012	1,000
Thereafter	281,873

$307,027

Interest expense capitalized in connection with our construction activities was approximately $13,800 and $6,000 for the year ended December 30, 2007 and December 31, 2006, respectively.
(11) INCOME TAXES:
Effective May 4, 2006, the consolidated Federal income tax return for P&MC Holding Corp. includes MCPSI and Perkins. Prior to May 4, 2006, MCPSI was a member of the WRG consolidated Federal income tax return. For state purposes, each subsidiary generally files a separate return, except for the following states that require a combined or unitary filing: Arizona, California, Idaho, Illinois, Kentucky, Kansas, Minnesota, Montana, New Mexico, New York, North Dakota, Nebraska, Oklahoma and Utah. Prior to May 4, 2006, MCPSI was a member of the WRG unitary or combined state filing in Arizona, California, Idaho, New Mexico, Oklahoma, Oregon, and Utah.
The following is a summary of the components of the provision for income taxes for the past three years (in thousands):

	December 30,	December 31,	December 25,
	2007	2006	2005
Current:
Federal	$(1,274)	$(588)	$(101)
State and local	258	(275)	(86)

	(1,016)	(863)	(187)
Deferred:
Federal	(248)	490	749
State and local	(218)	218	76

	(466)	708	825

	$(1,482)	$(155)	$638

A reconciliation of the statutory Federal income tax rate to the Company’s effective income tax rate is as follows:

	December 30,	December 31,	December 25,
	2007	2006	2005
Federal	(34.0)%	(34.0)%	(35.0)%
Federal income tax credits and addbacks	(1.2)%	(21.3)%	(6.5)%
State income taxes, net of Federal taxes	1.2%	0.6%	0.0%
Changes in FIN 48 / FAS 5 items	6.1%	(2.1)%	0.0%
Nondeductible interest, expenses, other, net	(0.9)%	2.2%	11.3%
Federal and state valuation allowances	39.3%	56.3%	26.0%

	10.5%	1.7%	(4.2)%

The following is a summary of the significant components of our deferred tax position (in thousands):

	December 30,	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$13,290	$14,678
Accrued expenses not currently deductible	12,526	10,515
Tax credit carryforwards	4,561	6,269
Property, equipment, and improvements — tax basis in excess of book basis	12,002	8,694
Capital leases	1,115	659

Total deferred tax assets	43,494	40,815
Less valuation allowance	(25,581)	(21,111)

	17,913	19,704

Deferred tax liabilities:
Investment in unconsolidated partnerships	(20)	(88)
Intangible assets — book basis in excess of tax basis	(17,651)	(18,908)

	(17,671)	(18,996)

Net deferred tax assets	$242	$708

The valuation allowance for deferred tax assets as of December 30, 2007, and December 31, 2006 was $25,581,000, and $21,111,000, respectively. The change in the valuation allowance of $4,470,000 relates primarily to the increase in deferred deductible differences related to fixed assets, intangibles, capital leases, and accrued expenses, netted with the decrease in net operating losses and tax credit carry forwards for uncertain tax positions. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 30, 2007.
The Company has federal net operating loss carryforwards totaling approximately $35,177,000, and $35,214,000 at December 30, 2007, and December 31, 2006, respectively, which begin to expire in 2012.
The Company has state net operating loss carryforwards totaling approximately $46,833,000 and $35,639,000 at December 30, 2007, and December 31, 2006, respectively, which begin to expire in 2008.
Approximately $35,177,000 of the Company’s federal net operating losses can be utilized without limitation and approximately $46,833,000 of the Company’s state net operating losses can be utilized without limitation. Approximately $5,849,000 of the Company’s future federal taxable income will not be reduced by federal net operating loss carryforwards.
Additionally, the Company has tax credit carryforwards totaling approximately $4,561,000 and $6,269,000 at December 30, 2007, and December 31, 2006 respectively, which begin to expire in 2018. Approximately $1,989,000 of the Company’s future federal tax will not be offset by tax credit carryforwards.
On January 1, 2007, the Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, (FIN 48). As a result of the implementation of FIN 48, the Company recognized approximately a $183,000 increase to the January 1, 2007 balance of retained earnings. As of December 30, 2007 and at adoption of FIN 48 on January 1, 2007, the Company had approximately $4,092,000 and $3,557,000, respectively, of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate. As of December 30, 2007 and January 1, 2007, the Company had $3,010,000 and $3,045,000, respectively, of unrecognized tax benefits reducing federal and state net operating loss carry forwards and federal credit carry forwards that, if recognized, would be subject to a valuation allowance.
A reconciliation of the change in the gross unrecognized tax benefits from January 1, 2007 to December 30, 2007 is as follows (in thousands):

Balance at adoption, January 1, 2007	$5,126
Additions for tax positions of prior years	1,480
Reductions for tax positions of prior years	(699)
Additions for tax positions of current period	—
Reductions due to settlements	—
Reductions for lapse of statute of limitations	(183)

Balance at December 30, 2007	$5,724

The Company expects that the total amount of its gross unrecognized tax benefits will decrease between $3,800,000 and $4,400,000 within the next 12 months and approximately $2,183,000 of the gross unrecognized tax benefits expected to decrease within the next 12 months relate to federal and state net operating loss carry forwards and federal credit carry forwards. The Company’s September 21, 2005 U.S. federal income tax return is currently under examination. The Internal Revenue Service has challenged the Company’s timing for including into taxable income reimbursements that relate to increases in rent obligations during 2005. The Company expects approximately $1,243,000 of its gross unrecognized tax benefits will decrease within the next 12 months due to this settlement of a prior position. In March 2008, the Company filed a request with the Internal Revenue Service to resolve several uncertain tax positions with respect to Marie Callendar’s historical taxable revenue and expense recognition. The Company expects approximately $2,668,000 of its gross unrecognized tax benefits will decrease within the next 12 months due to this request. Additionally, the Company expects approximately $190,000 of its gross unrecognized tax benefits will decrease within the next 12 months due to expiration of statutes.
The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income taxes. As of December 30, 2007 and at adoption of FIN 48 on January 1, 2007, the Company had $533,000 and $275,000 of accrued interest, respectively, and no penalties.
The Company is open to federal and state tax audits until the applicable statute of limitations expire. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2004. For the majority of states where the Company has a significant presence, it is no longer subject to tax examination by tax authorities for tax years before 2004.
(12) RELATED PARTY TRANSACTIONS:
Management Agreement:
We have entered into a management agreement with Castle Harlan, Inc., under which Castle Harlan provides business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to our parent and us. As compensation for those services, we pay Castle Harlan for services rendered an annual management fee equal to 3% of the aggregate equity contributions made by CHP IV and its affiliates (including their limited partners), payable quarterly in advance. Under the management agreement and in connection with the Acquisition, we paid Castle Harlan (1) for services rendered during the first year of the term of the agreement, a management fee equal to 3% of the aggregate equity contributions made upon closing of the Acquisition by Castle Harlan and its affiliates (including their limited partners), paid at the closing of the Acquisition, and (2) a one-time transaction fee paid on the date of the closing of the Acquisition equal to 1% of the aggregate equity contributions made on the closing of the Acquisition by CHP IV and its affiliates (including their limited partners). If at any time after the closing of the Acquisition, CHP IV or its affiliates (including their limited partners) make any additional equity contributions to any of our parent or us, we will pay Castle Harlan an annual management fee equal to 3 % of each such equity contribution. We will also pay or reimburse Castle Harlan for all out-of-pocket fees and expenses incurred by Castle Harlan and any advisors, consultants, legal counsel and other professionals engaged by Castle Harlan to assist in the provision of services under the management agreement.
The management agreement is for an initial term expiring December 31, 2012 and is subject to renewal for consecutive one-year terms unless terminated by Castle Harlan or us upon 90 days notice prior to the expiration of the initial term or any annual renewal. We also indemnify the manager, its officers, directors and affiliates from any losses or claims suffered by them as a result of services they provide us. Payment of management fees are subject to restrictions contained in our Credit Agreement and under the 10% Senior Note indenture.
We paid Castle Harlan $3,576,000, $3,635,000 and $1,777,000 in annual management fees for the years ended December 30, 2007, December 31, 2006 and December 25, 2005, respectively. We also paid Castle Harlan $867,000 for the one-time transaction fee and expenses related to the closing of the Acquisition in 2005.

(13) OTHER COMMITMENTS AND CONTINGENCIES:
We are a party to various legal proceedings in the ordinary course of business. We do not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial statements.
The majority of our franchise revenues are generated from franchisees owning individually less than five percent of total franchised restaurants, and, therefore, the loss of any one of these franchisees would not have a material impact on our results of operations. As of December 30, 2007, three Perkins franchisees otherwise unaffiliated with the Company, owned 91 of the 323 franchised restaurants. These franchisees operated 43, 27 and 21 restaurants, respectively. During 2007, these three Perkins franchisees provided royalties and license fees of $2,050,000, $1,499,000 and $1,555,000, respectively.
As of December 30, 2007, three Marie Callender’s franchisees otherwise unaffiliated with the Company, owned 14 of the 44 franchised restaurants. These franchisees operated six, four and four restaurants, respectively. During 2007, these three Marie Callender’s franchisees provided royalties and license fees of $653,000, $512,000 and $342,000, respectively.
The Company has license agreements with certain parties to distribute and market Marie Callender’s branded products. The most prominent of these agreements are with ConAgra, Inc., which distributes frozen entrees and dinners to supermarkets and club stores throughout the United States, and American Pie, LLC, which distributes primarily frozen pies throughout most of the country. Both agreements are in effect in perpetuity, with the licensor having the right to terminate if specified sales levels are not achieved (both licensees have achieved the required sales levels), and each licensee having the right to terminate upon a 180 day notice. License income under these two agreements totaled $4,336,000, $3,867,000 and $3,515,000 in 2007, 2006 and 2005, respectively.
The Company has arrangements with several different parties to whom territorial rights were granted in exchange for specified payments. The Company makes specified payments to those parties based on a percentage of gross sales from certain Perkins restaurants and for new Perkins restaurants opened within those geographic regions. During 2007 and 2006 we paid an aggregate of $2,762,000 and $2,799,000, respectively, under such arrangements. Three such agreements are currently in effect. Of these, one expires in the year 2075, one expires upon the death of the beneficiary and the remaining agreement remains in effect as long as we operate Perkins restaurants in certain states.
(14) LONG-TERM INCENTIVE PLANS:
Effective January 1, 1999, we established a Deferred Compensation Plan under which our officers and key employees may defer specified percentages of their salaries, annual incentives and long-term compensation payments. We also make matching contributions of the lesser of 3% of eligible compensation or $6,000. Amounts deferred are excluded from the participants’ taxable income and are held in trust with a bank, where the funds are invested at the direction of each participant. Investment income on the invested funds is taxable to the Company, and the Company is eligible for a tax deduction for compensation expense when the funds are distributed to the participants at retirement, cessation of employment or other specified events. In conjunction with the Acquisition, amounts under the Deferred Compensation Plan became fully vested, and approximately $5,000,000 was paid in full to the respective employees in the fourth quarter of 2005. There were no matching contributions in 2005.
In connection with the Combination, the Company terminated its Deferred Compensation Plan and in October 2006, a new plan (the “Successor Plan”), was adopted. The terms of the Successor Plan are similar to the terminated plan and provide enrollment for eligible employees of both Perkins and Marie Callender’s. The Successor Plan is a nonqualified defined contribution plan; the first 3% of eligible pay contributed to the plan by the executive is eligible for a company matching contribution of 3%, which vests over a three year period. The Company may elect to make additional contributions to an employee’s account. For purposes of the Successor Plan, eligible pay is defined as base pay and the eligible portion of any incentive award. The Successor Plan is available for enrollment on a voluntary, non-discriminatory basis to executive officers and other key employees. The Company made matching contributions of $275,000 and $28,000 to the Successor Plan during 2007 and 2006, respectively.
Effective April 1, 2004, The Perkins & Marie Callender’s (formerly The Restaurant Company) Supplemental Executive Retirement Plan (“SERP I”) was established. The purpose of SERP I is to provide additional compensation for a select group of management and highly compensated employees who contribute materially to the continued growth of the Company. Contributions to SERP I are made at the discretion of the Company and participants generally vest in the contributions over a five-year period. In conjunction with the Acquisition, the assets of SERP I were liquidated and awards of $707,000 were paid to plan participants in the fourth quarter of 2005. During 2006, SERP I was amended and restated. Contributions to SERP I are made at the discretion of the Company and participants vest at a rate of 25% for one to three years of service, 50% for four to five years of service and 100% for five or more years of service. The Company did not make contributions to SERP I in 2007, but contributed $280,000 in 2006.
Effective January 1, 2005, The Perkins & Marie Callender’s (formerly The Restaurant Company) Supplemental Executive Retirement Plan II (“SERP II”) was established. The purpose of SERP II is to provide additional compensation for a select group of key employees who contribute materially to the continued growth of the Company. Contributions to SERP II are made at the discretion of the Company and participants generally vest in the contributions over a five-year period. The Company did not make contributions to SERP II in 2007, but made contributions in 2006 and 2005 of $210,000 and $260,000, respectively. The deferred compensation expenses related to SERP II are recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations.
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
Participants may elect to defer from 1% to 15% of their annual eligible compensation subject to Internal Revenue Code (“IRC”) regulated maximums. We may make a matching contribution equal to a percentage of the amount deferred by the participant or a specified dollar amount as determined each year by the Board of Directors. During 2007, 2006 and 2005, we elected to match contributions at a rate of 25% up to the first 6% deferred by each participant. Our matching contributions for the years ended December 30, 2007, December 31, 2006 and December 25, 2005 were $296,000, $289,000 and $65,000, respectively.
Participants are always 100% vested in their salary deferral accounts and qualified rollover accounts. Vesting in the employer matching account is based on qualifying Years of Service. A participant vests 60% in the employer matching account after three years, 80% after four years and 100% after five years.
(16) EMPLOYEE SUBSCRIPTION AGREEMENTS AND STRIP SUBSCRIPTION AGREEMENTS:
Effective April 1, 2007, P&MC’s Holding LLC established a management equity incentive plan (the “Equity Plan”) for the benefit of key Company employees. The Equity Plan provides the following two types of equity ownership in P&MC Holding LLC: (i) Incentive Units, which consist of Time Vesting Class C Units, which vest in four equal annual increments, and (ii) Subscription Units, which consist of Class A Units and Class C Units.
Strip Subscription Agreements:
On April 1, 2007, pursuant to strip subscription agreements, 17,673 Class A Units and 17,673 Class C Units were sold to certain of the Company’s executives at $100.00 per unit and $0.01 per unit, respectively. These Class A Units and Class C Units are not subject to vesting.
Employee Subscription Agreements:
On April 1, 2007, pursuant to employee subscription agreements, 114,720 Time Vesting Class C Units were granted at a cost of $0.01 per unit to certain employees. On August 1, 2007, 1,995 additional Time Vesting Class C Units were granted at a cost of $0.01 per unit to certain employees. Each Time Vesting Class C Unit is subject to vesting upon certain dates if the recipient of the grant is employed by the Company as of such date. The Time Vesting Class C Units generally vest over four years of continuous service (beginning January 31, 2008) and have no contractual term. The Company has determined the estimated fair value of the Time Vesting Class C Units, at their grant date, to be $0.01 after review and consideration of relevant information, including discounted cash flow analyses, comparable market multiples and the Company’s own estimates.
If the employee is employed as of the date of the occurrence of certain change in control events, including but not limited to the consummation of any transaction the result of which is that any persons, other than related parties, becomes the beneficial owner of more than 50% of the equity interests of the Company or the sale or disposition in one or the final of a series of related transactions of all or substantially all of the assets of the Company, the employee’s outstanding Time Vesting Class C Units that have not vested on the date of such occurrence shall vest simultaneously with the consummation of the change in control event. Upon termination of employment, unvested Class C Units will be immediately and automatically forfeited and vested Class C Units will be subject to repurchase pursuant to the terms of P&MC Holding LLC’s unitholder’s agreement.
Stock-based employee compensation expense is charged to the Company based on the recognition and measurement provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” and related interpretations. Compensation expense is calculated as the straight-line amortization of the difference between the fair value at the date of grant and the exercise price of the outstanding Time Vesting Class C Units over the respective vesting periods. Compensation expense in 2007 was not material.
Activity related to the Time Vesting Class C Units was as follows:

	Unvested	Vested
Class C Units as of December 31, 2006	—	—

Granted	116,715	—

Purchased	—	17,673

Vested	—	—

Forfeited	(3,990)	—

Class C Units as of December 30, 2007	112,725	17,673

Activity related to the Class A Units was as follows:

Class A Units outstanding as of December 31, 2006	1,104,589

Purchased	17,673

Class A Units outstanding as of December 30, 2007	1,122,262

(17) SEGMENT REPORTING:
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
Restaurant operations operate in the U.S. within the casual dining industry, and provide similar products to similar customers. Revenues from Restaurant operations are derived principally from food and beverage sales to external customers. Our brand operations exhibit similar operating characteristics (including food and labor costs which result in similar long-term average gross margins). Revenues from franchise operations consist primarily of royalty income earned on the revenues generated at franchisees’ restaurants and initial franchise fees. The revenue and cost structure of our Franchise operations exhibit similar long-term operating characteristics. Revenues from Foxtail are generated by the sale of food products to both Company-operated and franchised Perkins and Marie Callender’s restaurants, as well as to customers outside the Perkins and Marie Callender’s system. Foxtail’s sales to Company-operated restaurants are eliminated for reporting purposes. The revenues in the “Other” segment are primarily licensing revenues.

The following presents revenues and other financial information by business segment (in thousands):

	Year Ended	Year Ended	Year Ended
	December 30, 2007	December 31, 2006	December 25, 2005
Revenue
Restaurant operations	$510,863	$512,104	$288,972
Franchise operations	25,982	26,894	10,463
Foxtail	65,953	69,320	30,457
Intersegment revenue	(19,826)	(18,682)	(12,967)
Other	4,914	4,554	4,548

Total	$587,886	$594,190	$321,473

Interest Expense, net
Restaurant operations	$—	$—	$—
Franchise operations	—	—	—
Foxtail	—	—	—
Other	31,180	36,197	26,362

Total	$31,180	$36,197	$26,362

Depreciation and amortization
Restaurant operations	$18,913	$20,402	$10,683
Franchise operations	—	—	—
Foxtail	1,576	1,659	464
Other	4,333	3,580	447

Total	$24,822	$25,641	$11,594

Segment net income (loss)
Restaurant operations	$32,459	$34,369	$14,612
Franchise operations	23,774	24,770	9,822
Foxtail	3,687	8,255	4,891
Other	(76,255)	(76,766)	(44,556)

Total	$(16,335)	$(9,372)	$(15,231)

	December 30, 2007	December 31, 2006
Segment assets
Restaurant operations	$140,848	$130,539
Franchise operations	121,199	123,778
Foxtail	42,329	41,715
Other	58,566	50,813

Total	$362,942	$346,845

Goodwill
Restaurant operations	$9,836	$9,836
Franchise operations	18,538	18,538
Foxtail	1,664	1,664
Other	—	—

Total	$30,038	$30,038

	Year Ended	Year Ended	Year Ended
	December 30, 2007	December 31, 2006	December 25, 2005
Capital Expenditures
Restaurant operations	$29,095	$18,073	$9,464
Franchise operations	—	—	—
Foxtail	1,476	563	383
Other	976	926	232

Total	$31,547	$19,562	$10,079

We evaluate the performance of our segments based primarily on operating profit before general and administrative expenses, interest expense, amortization of goodwill and income taxes.

Assets included in the Other operating segment primarily consist of cash, corporate accounts receivable and deferred taxes.
The components of the other segment loss are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 30, 2007	December 31, 2006	December 25, 2005
General and administrative expenses	$39,393	$43,176	$18,993
Depreciation and amortization expenses	4,333	3,580	447
Interest expense, net	31,180	36,197	26,362
(Gain) loss on disposition of assets, net	226	670	(704)
Asset write-down	2,237	2,058	1,315
Lease termination	—	366	—
Transaction costs	1,013	5,674	867
Provision for (benefit from) income taxes	1,482	155	(638)
Minority interest	707	493	629
Gain on early extinguishment of debt	—	(12,642)	(565)
Licensing revenue	(4,564)	(4,107)	(3,747)
Other	248	1,146	1,597

	$76,255	$76,766	$44,556

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
Consolidating statement of operations for the year ended December 30, 2007 (in thousands):

		Guarantors		Non-		Consolidated
	PMCI	WRG	Other	Guarantors	Eliminations	PMCI
Revenue
Food sales	$336,820	$189,614	$—	$30,556	$—	$556,990
Franchise and other revenue	21,323	9,573	—	—	—	30,896

Total revenues	358,143	199,187	—	30,556	—	587,886

Cost and expenses (excluding depreciation shown below):
Food cost	94,986	55,260	—	8,462	—	158,708
Labor and benefits	114,846	64,562	—	9,899	—	189,307
Operating expenses	86,731	52,659	—	10,047	—	149,437
General and administrative	39,152	5,722	—	—	—	44,874
Transaction costs	772	241	—	—	—	1,013
Depreciation and amortization	17,610	5,939	—	1,273	—	24,822
Interest, net	30,127	1,053	—	—	—	31,180
Asset impairments and closed store expenses	(178)	2,612	—	29	—	2,463
Other, net	(122)	350	—	—	—	228

Total costs and expenses	383,924	188,398	—	29,710	—	602,032

(Loss) income before income taxes and minority interests	(25,781)	10,789	—	846	—	(14,146)
Provision for income taxes	(1,482)	—	—	—	—	(1,482)
Minority interests	—	—	—	(707)	—	(707)
Equity in earnings of subsidiaries	10,928	—	—	—	(10,928)	—

NET (LOSS) INCOME	$(16,335)	$10,789	$—	$139	$(10,928)	$(16,335)

Consolidating statement of operations for the year ended December 31, 2006 (in thousands):

		Guarantors					Consolidated
	PMCI	PMCM	WRG	Other	Non-Guarantors	Eliminations	PMCI
Revenue
Food sales	$258,945	$82,667	$190,346	$—	$30,784	$—	$562,742
Franchise and other revenue	13,731	15,189	9,396	15	—	(6,883)	31,448

Total revenues	272,676	97,856	199,742	15	30,784	(6,883)	594,190

Cost and expenses (excluding depreciation shown below):
Food cost	76,676	18,904	55,629	—	8,542	—	159,751
Labor and benefits	84,608	29,908	61,765	—	9,124	—	185,405
Operating expenses	59,569	27,064	55,842	15	10,920	(3,308)	150,102
General and administrative	36,427	3,585	11,751	—	—	(3,575)	48,188
Transaction costs	3,545	—	2,129	—	—	—	5,674
Depreciation and amortization	14,418	3,290	6,583	—	1,350	—	25,641
Interest, net	26,882	(697)	10,005	—	7	—	36,197
Asset impairments and closed store expenses	1,569	—	1,495	—	25	—	3,089
Gain on extinguishment of debt	—	—	(12,642)	—	—	—	(12,642)
Other, net	(143)	(35)	1,687	—	—	—	1,509

Total costs and expenses	303,551	82,019	194,244	15	29,968	(6,883)	602,914

(Loss) income before income taxes and minority interests	(30,875)	15,837	5,498	—	816	—	(8,724)
Benefit from (provision for) income taxes	5,427	(5,582)	—	—	—	—	(155)
Minority interests	—	—	—	—	(493)	—	(493)
Equity in earnings of subsidiaries	16,076	—	—	—	—	(16,076)	—

NET (LOSS) INCOME	$(9,372)	$10,255	$5,498	$—	$323	$(16,076)	$(9,372)

Consolidating statement of operations for the year ended December 25, 2005 (in thousands):

		Guarantors					Consolidated
	PMCI	PMCM	WRG	Other	Non-Guarantors	Eliminations	PMCI
Revenue
Food sales	$66,461	$20,667	$186,828	$—	$32,506	$—	$306,462
Franchise and other revenue	2,779	3,735	9,593	206	—	(1,302)	15,011

Total revenues	69,240	24,402	196,421	206	32,506	(1,302)	321,473

Cost and expenses (excluding depreciation shown below):
Food cost	21,104	4,863	54,732	—	9,396	—	90,095
Labor and benefits	20,901	8,001	61,118	—	9,821	—	99,841
Operating expenses	15,651	6,590	52,760	206	11,108	(830)	85,485
General and administrative	8,216	489	13,009	—	—	(472)	21,242
Transaction costs	867	—	—	—	—	—	867
Depreciation and amortization	3,025	564	6,743	—	1,262	—	11,594
Interest, net	5,624	(128)	20,864	—	2	—	26,362
Asset impairment (recovery)	(892)	—	1,381	—	122	—	611
Gain on extinguishment of debt	—	—	(565)	—	—	—	(565)
Other, net	(105)	—	1,286	—	—	—	1,181

Total costs and expenses	74,391	20,379	211,328	206	31,711	(1,302)	336,713

(Loss) income before income taxes and minority interests	(5,151)	4,023	(14,907)	—	795	—	(15,240)
Benefit from (provision for) income taxes	2,082	(1,432)	(12)	—	—	—	638
Minority interests	—	—	—	—	(629)	—	(629)
Equity in earnings (loss) of subsidiaries	(12,162)	—	—	—	—	12,162	—

NET (LOSS) INCOME	$(15,231)	$2,591	$(14,919)	$—	$166	$12,162	$(15,231)

Consolidating balance sheet as of December 30, 2007 (in thousands):

		Guarantors				Consolidated
	PMCI	WRG	Other	Non-Guarantors	Eliminations	PMCI
CURRENT ASSETS:
Cash and cash equivalents	$19,391	$428	$—	$(787)	$—	$19,032
Restricted cash	10,098	—	—	—	—	10,098
Trade receivables, less allowance for doubtful accounts	12,000	5,180	—	41	—	17,221
Inventories	8,108	4,839	—	292	—	13,239
Prepaid expenses and other current assets	5,053	679	—	—	—	5,732

Total current assets	54,650	11,126	—	(454)	—	65,322

PROPERTY AND EQUIPMENT, net	66,956	29,530	—	2,825	—	99,311
INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS	—	43	—	10	—	53
GOODWILL	30,038	—	—	—	—	30,038
INTANGIBLE ASSETS, net	153,077	239	—	—	—	153,316
INVESTMENTS IN SUBSIDIARIES	(92,739)	—	—	—	92,739	—
DUE FROM SUBSIDIARIES	89,283	—	—	—	(89,283)	—
DEFERRED INCOME TAXES	242					242
OTHER ASSETS	12,777	(497)	—	2,380	—	14,660

	$314,284	$40,441	$—	$4,761	$3,456	$362,942

CURRENT LIABILITIES:
Accounts payable	$16,369	$8,420	$—	$770	$—	$25,559
Accrued expenses	33,569	17,221	—	1,831	—	52,621
Franchise advertising contributions	5,940	—	—	—	—	5,940
Current maturities of long-term debt and capital lease obligations	9,134	330	—	—	—	9,464

	65,012	25,971	—	2,601	—	93,584

CAPITAL LEASE OBLIGATIONS, less current maturities	6,147	5,840	—	—	—	11,987
LONG-TERM DEBT, less current maturities	297,972	37	—	—	—	298,009
DEFERRED RENT	7,827	5,556	—	84	—	13,467
OTHER LIABILITIES	7,284	8,235	—	1	—	15,520
DUE TO PARENT	—	92,192	—	(2,909)	(89,283)	—
MINORITY INTERESTS IN CONSOLIDATED PARTNERSHIPS	—	—	—	333	—	333
STOCKHOLDER’S INVESTMENT:
Common Stock	1	—	—	—	—	1
Preferred Stock	—	63,277	—	—	(63,277)	—
Capital in excess of par	—	(177)	—	9,515	(9,338)	—
Additional paid-in capital	137,923	—	—	—	—	137,923
Treasury stock	—	(137)	—	—	137	—
Other comprehensive income	86	—	—	—	—	86
Accumulated (deficit) earnings	(207,968)	(160,353)	—	(4,864)	165,217	(207,968)

	(69,958)	(97,390)	—	4,651	92,739	(69,958)

	$314,284	$40,441	$—	$4,761	$3,456	$362,942

Consolidating balance sheet as of December 31, 2006 (in thousands):

		Guarantors					Consolidated
	PMCI	PMCM	WRG	Other	Non-Guarantors	Eliminations	PMCI
CURRENT ASSETS:
Cash and cash equivalents	$3,132	$201	$7,158	$—	$(1,422)	$—	$9,069
Restricted cash	4,209	6,984	—	—	—	—	11,193
Trade receivables, less allowance for doubtful accounts	12,662	43	5,576	—	35	—	18,316
Inventories	6,364	481	3,882	—	269	—	10,996
Prepaid expenses and other current assets	3,781	316	693	—	34	—	4,824

Total current assets	30,148	8,025	17,309	—	(1,084)	—	54,398

PROPERTY AND EQUIPMENT, net	44,762	10,885	32,755	—	2,642	—	91,044
INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS	—	—	228	—	10	—	238
GOODWILL	30,038	—	—	—	—	—	30,038
INTANGIBLE ASSETS, net	45,885	110,600	307	—	—	—	156,792
INVESTMENTS IN SUBSIDIARIES	31,105	—	—	—	—	(31,105)	—
DUE FROM PMCI	—	14,494	—	—	—	(14,494)	—
DUE FROM SUBSIDIARIES	105,884	—	—	—	—	(105,884)	—
DEFERRED INCOME TAXES	708						708
OTHER ASSETS	11,560	—	(1,008)	—	3,075	—	13,627

	$300,090	$144,004	$49,591	$—	$4,643	$(151,483)	$346,845

CURRENT LIABILITIES:
Accounts payable	$10,756	$2,310	$8,324	$—	$1,409	$—	$22,799
Accrued expenses	28,455	7,547	20,707	—	1,579	—	58,288
Accrued income taxes	75						75
Franchise advertising contributions	5,392	—	—	—	—	—	5,392
Current maturities of long-term debt and capital lease obligations	1,166	—	540	—	—	—	1,706

	45,844	9,857	29,571	—	2,988	—	88,260

CAPITAL LEASE OBLIGATIONS, less current maturities	94	—	6,155	—	—	—	6,249
LONG-TERM DEBT, less current maturities	286,325	—	54	—	—	—	286,379
DEFERRED RENT	5,384	—	4,164	—	220	—	9,768
OTHER LIABILITIES	4,095	—	7,690	—	—	—	11,785
DUE TO PMCM / PMCR	14,494	—	—	—	—	(14,494)	—
DUE TO PARENT	—	—	108,974	10	(3,100)	(105,884)	—
MINORITY INTERESTS IN CONSOLIDATED PARTNERSHIPS	(475)	—	423	—	127	—	75
STOCKHOLDER’S INVESTMENT:
Common Stock	1	1	—	—	—	(1)	1
Preferred Stock	—	—	63,277	—	—	(63,277)	—
Capital in excess of par	—	—	(177)	—	9,515	(9,338)	—
Additional paid-in capital	136,131	121,300	—	—	—	(121,300)	136,131
Treasury stock	—	—	(137)	—	—	137	—
Other comprehensive income	13	—	—	—	—	—	13
Accumulated (deficit) earnings	(191,816)	12,846	(170,403)	(10)	(5,107)	162,674	(191,816)

	(55,671)	134,147	(107,440)	(10)	4,408	(31,105)	(55,671)

	$300,090	$144,004	$49,591	$—	$4,643	$(151,483)	$346,845

Consolidating statement of cash flows for the year ended December 30, 2007 (in thousands):

		Guarantors				Consolidated
	PMCI	WRG	Other	Non-Guarantors	Eliminations	PMCI
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(16,335)	$10,789	$—	$139	$(10,928)	$(16,335)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in the earnings of subsidiaries	(10,928)	—	—	—	10,928	—
Depreciation and amortization	17,610	5,939	—	1,273	—	24,822
Amortization of debt discount	324	—	—	—	—	324
Other non-cash income and expense items	265	68	—	—	—	333
(Gain) loss on disposition of assets	(605)	831	—	—	—	226
Asset write-down	427	1,781	—	29	—	2,237
Minority interests	—	—	—	707	—	707
Equity in net (income) loss of unconsolidated partnerships	—	82	—	—	—	82
Net changes in operating assets and liabilities	6,373	(2,815)	—	(475)	—	3,083

Total adjustments	13,466	5,886	—	1,534	10,928	31,814

Net cash (used in) provided by operating activities	(2,869)	16,675	—	1,673	—	15,479

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(25,794)	(5,095)	—	(658)	—	(31,547)
Proceeds from sale of assets	—	21	—	—	—	21

Net cash used in investing activities	(25,794)	(5,074)	—	(658)	—	(31,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(177)	(525)	—	—	—	(702)
Lessor financing	6,107	—	—	—	—	6,107
Proceeds from long-term debt	1,950	—	—	—	—	1,950
Payments on long-term debt	(2,600)	(18)	—	—	—	(2,618)
Proceeds from revolver	75,100	—				75,100
Payments on revolver	(55,100)	—				(55,100)
Intercompany financing	17,649	(17,788)	—	139	—	—
Distributions to minority partners	—	—	—	(519)	—	(519)
Capital contribution	1,792	—	—	—	—	1,792

Net cash provided by (used in) financing activities	44,721	(18,331)	—	(380)	—	26,010

Net increase (decrease) in cash and cash equivalents	16,058	(6,730)	—	635	—	9,963

CASH AND CASH EQUIVALENTS:
Balance, beginning of year	3,333	7,158	—	(1,422)	—	9,069

Balance, end of year	$19,391	$428	$—	$(787)	$—	$19,032

Consolidating statement of cash flows for the year ended December 31, 2006 (in thousands):

		Guarantors					Consolidated
	PMCI	PMCM	WRG	Other	Non-Guarantors	Eliminations	PMCI
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,372)	$10,255	$5,498	$—	$323	$(16,076)	$(9,372)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in the earnings of subsidiaries	(16,076)	—	—	—	—	16,076	—
Depreciation and amortization	14,418	3,290	6,925	—	1,008	—	25,641
Amortization of debt discount	321	—	—	—	—	—	321
Other non-cash income and expense items	(91)	—	6,781	—	—	—	6,690
Gain on extinguishment of debt	—	—	(12,642)				(12,642)
(Gain) loss on disposition of assets	635	—	27	—	3	—	665
Asset write-down	568	—	1,457	—	33	—	2,058
Minority interests	—	—	—	—	493	—	493
Equity in net loss of unconsolidated partnerships	—	—	73	—	—	—	73
Net changes in operating assets and liabilities	3,355	(1)	(3,479)	23	1,408	—	1,306

Total adjustments	3,130	3,289	(858)	23	2,945	16,076	24,605

Net cash (used in) provided by operating activities	(6,242)	13,544	4,640	23	3,268	—	15,233

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(3,211)	(7,568)	(7,542)	—	(1,241)	—	(19,562)
Proceeds from sale of assets	1,536	—	13				1,549
Intercompany activities	78,510	(78,510)	—	—	—	—	—

Net cash provided by (used in) investing activities	76,835	(86,078)	(7,529)	—	(1,241)	—	(18,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(277)	—	(618)	—	—	—	(895)
Proceeds from long-term debt	97,500	—	1,541	—	—	—	99,041
Payments on long-term debt	—	—	(99,567)	—	—	—	(99,567)
Proceeds from revolver	12,900	—	—	—	—	—	12,900
Payments on revolver	(10,900)	—	(2,000)	—	—	—	(12,900)
Intercompany financing	(106,932)	—	108,082	—	(1,150)	—	—
Debt issuance costs	(2,720)						(2,720)
Distributions to minority partners	—	—	—	—	(543)	—	(543)
Capital contribution	(58,623)	71,168	—	—	—	—	12,545

Net cash (used in) provided by financing activities	(69,052)	71,168	7,438	—	(1,693)	—	7,861

Net increase (decrease) in cash and cash equivalents	1,541	(1,366)	4,549	23	334	—	5,081

CASH AND CASH EQUIVALENTS:
Balance, beginning of year	1,591	1,567	2,609	(23)	(1,756)	—	3,988

Balance, end of year	$3,132	$201	$7,158	$—	$(1,422)	$—	$9,069

Consolidating statement of cash flows for the year ended December 25, 2005 (in thousands):

		Guarantors					Consolidated
	PMCI	PMCM	WRG	Other	Non-Guarantors	Eliminations	PMCI
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(15,231)	$2,591	$(14,919)	$—	$166	$12,162	$(15,231)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Equity in the earnings of subsidiaries	12,162	—	—	—	—	(12,162)	—
Depreciation and amortization	3,025	564	6,743	—	1,262	—	11,594
Amortization of debt discount	74	—	—	—	—	—	74
Other non-cash income and expense items	75	—	12,362	—	—	—	12,437
Gain on extinguishment of debt	—	—	(565)	—	—	—	(565)
(Gain) loss on disposition of assets	(904)	—	201	—	(1)	—	(704)
Asset write-down	12	—	1,179	—	124	—	1,315
Minority interests	—	—	—	—	629	—	629
Equity in income of unconsolidated partnerships	—	—	(54)	—	—	—	(54)
Net changes in operating assets and liabilities	3,993	608	7,625	13	(3,409)	—	8,830

Total adjustments	18,437	1,172	27,491	13	(1,395)	(12,162)	33,556

Net cash provided by (used in) operating activities	3,206	3,763	12,572	13	(1,229)	—	18,325

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(3,002)	(248)	(9,286)	—	2,457	—	(10,079)
Acquisition of business, net of cash acquired of $4,270	(220,753)	169	—	(37)	—	—	(220,621)
Proceeds from sale of assets	1,353	—	6	—	—	—	1,359
Intercompany activities	2,116	(2,117)	—	1	—	—	—

Net cash (used in) provided by investing activities	(220,286)	(2,196)	(9,280)	(36)	2,457	—	(229,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(77)	—	(721)	—	—	—	(798)
Proceeds from long-term debt	187,429	—	—	—	—	—	187,429
Payments on long-term debt	—	—	(2,400)	—	—	—	(2,400)
Proceeds from revolver	2,600	—	—	—	—	—	2,600
Payments on revolver	(6,600)	—	(1,640)	—	—	—	(8,240)
Intercompany financing	—	—	2,091	—	(2,091)	—	—
Debt issuance costs	(9,288)	—	—	—	—	—	(9,288)
Distributions to minority partners	—	—	—	—	(602)	—	(602)
Accrued interest on notes secured by stock	—	—	(103)				(103)
Capital contribution	44,607	—	—	—	—	—	44,607

Net cash provided by (used in) financing activities	218,671	—	(2,773)	—	(2,693)	—	213,205

Net increase (decrease) in cash and cash equivalents	1,591	1,567	519	(23)	(1,465)	—	2,189

CASH AND CASH EQUIVALENTS:
Balance, beginning of year	—	—	2,090	—	(291)	—	1,799

Balance, end of year	$1,591	$1,567	$2,609	$(23)	$(1,756)	$—	$3,988

(19) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):
Our financial reporting is based on thirteen four-week periods ending on the last Sunday in December. The first quarter each year includes four four-week periods and, typically, the second, third and fourth quarters include three four-week periods. In 2006, as is the case every six years, the fourth quarter included two four-week periods and one five-week period.

		(a)
2007	Revenues	Gross Profit	Net Loss
1st Quarter	$178,286	$28,548	$(2,749)
2nd Quarter	130,110	21,787	(2,723)
3rd Quarter	131,312	18,540	(4,345)
4th Quarter	148,178	21,559	(6,518)

	$587,886	$90,434	$(16,335)

		(a)	Net
2006	Revenues	Gross Profit	Income(Loss)
1st Quarter	$169,646	$27,078	$(5,224)
2nd Quarter	136,910	23,360	3,796
3rd Quarter	134,237	19,586	(7,854)
4th Quarter	153,397	28,908	(90)

	$594,190	$98,932	$(9,372)

(a)	Gross profit represents total revenues less food cost, labor and benefits and operating expenses.

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
Based on the results of our review, the determination was made that there were no control deficiencies that represented material weaknesses in our disclosure controls and procedures. The Company’s management, including the Company’s CEO and the CFO, concluded that our disclosure controls and procedures were effective as of December 30, 2007.
There were no changes in our internal control over financial reporting during the year ended December 30, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
(a) Directors and Executive Officers of the Registrant
The following individuals are currently serving as directors and executive officers of the Company:

Name	Age	Position with PMCI
Joseph F. Trungale	66	Director, President and Chief Executive Officer
James W. Stryker	61	Executive Vice President and Chief Financial Officer
Charles A. Conine	56	Executive Vice President, Human Resources & Administration
Pete M. Pascuzzi	56	Senior Vice President, Corporate Restaurant Operations
Joseph F. Trungale
Joseph F. Trungale became our Chief Executive Officer on September 21, 2005. Mr. Trungale has been our President and Chief Operating Officer and a member of our board since March 8, 2004. Previously, Mr. Trungale was Chief Executive Officer and Director of VICORP Restaurants, Inc. from November 1999 through September 2003, after serving as the President of the Bakers Square concept since August 1998. From July 1997 through August 1998, Mr. Trungale served in various positions with operational responsibility over VICORP’s Bakers Square restaurants. From September 1995 through July 1997, Mr. Trungale operated a family-owned real estate business. For eight years preceding that, he was Vice President of Operations for Whataburger, Inc.
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
On February 19, 2008, the Company announced that James W. Stryker, Executive Vice President and Chief Financial Officer, has resigned from the Company and its affiliated entities effective April 4, 2008. Also effective April 4, 2008, Fred T. Grant, Jr. will become Executive Vice President and Chief Financial Officer of the Company and its affiliated entities.
Charles A. Conine
Charles A. Conine became our Executive Vice President, Human Resources & Administration following the Combination on May 3, 2006. Mr. Conine joined WRG in 1989 as Vice President, Human Resources where he served as Senior Vice President, Human Resources and Administration since 1994. Prior to coming to Marie Callender’s, Mr. Conine was employed by the Host division of Marriott Corporation from 1979 to 1984 and from 1986 to 1989, serving as Vice President, Industrial Relations; Director of Industrial Relations; and Industrial Relations / Affirmation Action Manager, respectively. Mr. Conine also spent five years as a human resources director for Westin Hotels Company. He received a B.S. degree from Cornell University.
Pete M. Pascuzzi
Pete M. Pascuzzi joined the Company as Vice President, Operations in January 2006. He was elected Senior Vice President, Corporate Restaurant Operations of the Company in May 2007. Previously Mr. Pascuzzi served as Regional Vice President-South Region for Sonic Restaurants, Inc. from 2005 to 2006. Mr. Pascuzzi was Managing Director-Operating Partner of Fast & Huge American Restaurants, Inc. from 2004 to 2005. From 1998 to 2004 Mr. Pascuzzi was employed by VICORP, Inc./Bakers Square Restaurants as Regional Vice President. From 1987 to 1998 Mr. Pascuzzi was employed by Whataburger, Inc. as Director of Operations. From 1977 to 1987 he was employed by Long John Silvers, Inc. as District Manager. He was awarded a B.B.A. degree from University of Missouri.

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

Item 11. Executive Compensation.
Compensation Discussion and Analysis
This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers. It also places in perspective the data presented in the tables and narrative that follow.
Our compensation program for executive officers is designed to attract, as needed, individuals with the requisite skills for us to achieve our business plan, to motivate and reward those individuals fairly over time and to retain those individuals who continue to perform at or above the levels expected. It is also designed to reinforce a sense of ownership, urgency and overall entrepreneurial spirit and to link rewards to measurable corporate and individual performance.
Our executive officers’ compensation currently has two primary components — base compensation or salary and annual cash bonuses under a performance-based, non-equity incentive plan. In addition, we provide our executive officers a variety of benefits commensurate with their level of responsibility. We fix executive officer base compensation at a level we believe enables us to hire and retain individuals in a competitive environment and to reward individual performance and contribution to our overall business goals. We also take into account the base compensation payable by companies we believe to be our competitors and by other private and public companies with which we believe we generally compete for executives. To this end, we access applicable executive compensation surveys and other databases and review them when making executive officer hiring decisions, as well as annually when reviewing executive compensation. We designed our executive bonus plan to focus our management on achieving key corporate financial objectives, to motivate certain desired individual behaviors and to reward substantial achievement of these company financial objectives and individual goals. We utilize cash bonuses to reward performance achievements with a time horizon of one year or less, and we utilize salary as the base amount necessary to match our competitors for executive talent.
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
Our compensation committee’s current intent is to perform an annual strategic review of our executive officers’ compensation to determine whether they provide adequate incentives and motivation and whether they adequately compensate our executive officers relative to comparable officers in other companies with which we compete for executives. These companies may consist of public and private sector companies and may not all be restaurant companies. During 2007, our compensation committee met in May, June and July. Compensation committee meetings typically have included, for all or a portion of each meeting, not only the committee members, but also our chief executive officer. For compensation decisions relating to executive officers other than our chief executive officer, our compensation committee typically considers recommendations from the chief executive officer.
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
Benchmarking of Base Compensation
In order to attract and retain seasoned executive officers, our compensation committee sets their base compensation after considering a variety of factors, including benchmarking. Our compensation committee realizes that using a benchmark may not always be appropriate but believes that it is an important element in determining base compensation. In instances where an executive officer is uniquely key to our success, our compensation committee may provide compensation in excess of benchmarked percentiles. Our compensation committee’s judgments with regard to market levels of base compensation are based on readily available market data, restaurant compensation surveys and general compensation surveys. The compensation committee’s use of benchmarking, along with other means of determining base pay, reflects consideration of our owners’ interests in paying what is necessary, but not significantly more than necessary, to achieve our corporate goals, while conserving cash as much as practicable. We believe that, given the industry in which we operate and the corporate culture we have created, our base compensation is generally sufficient to retain our existing executive officers and to hire new executive officers when and as required. The annual salary levels as of December 30, 2007 for each of our executive officers are reflected in the footnotes to the “Summary Compensation Table” below.
Cash Bonuses under Our Non-Equity Incentive Plan
The 2007 executive bonus plan in effect for our executive officers as of December 30, 2007 provides cash bonus awards to reward members of our management team, including vice presidents and more senior executive officers. It contemplates the payment of a target bonus equal to a percentage of the executive officer’s current annual salary. Awards to executive officers are approved by our compensation committee. The current annual target bonus percentages are 70% for Mr. Trungale, 45% for Mr. Stryker, 45% for Mr. Conine and 40% for Mr. Pascuzzi; the maximum bonus payable as a percentage of base salary is currently 100% for Mr. Trungale, 67.5% for each of Mr. Stryker and Mr. Conine and 60.0% for Mr. Pascuzzi. We pay bonuses annually following the closing of our year-end accounting cycle.
As a result of the Combination in May 2006, the compensation committee elected to calculate fiscal year 2006 executive bonus awards using the individual executive bonus plan structures in place at WRG and Perkins as of the effective date of the Combination. For fiscal year 2007, the compensation committee of the Company adopted a single executive bonus plan.
The basis for the bonus calculation for our executive officers in fiscal year 2007 was our consolidated EBITDA budget (earnings before interest, taxes, depreciation and amortization). No bonuses were paid to the executive officers based on the actual financial results of the Company for fiscal 2007 relative to that basis.
Further details about our executive bonus plan are provided below in the footnotes to the “Summary Compensation Table”. Under the current guidelines established by our compensation committee, the Company would not attempt to recover previous bonuses paid based on our financial performance as a result of our revenues or operational EBITDA being later restated in a downward direction sufficient to reduce the amount of bonus that should have been paid under our plan formulas.
Nonqualified Deferred Compensation Plan and Supplemental Executive Retirement Plan
In October 2006, the deferred compensation plan, named the Successor Plan, was adopted. The terms of the Successor Plan provide enrollment for eligible employees of both Perkins and Marie Callender’s. The Successor Plan is a nonqualified defined contribution plan; the first 3% of eligible pay contributed to the plan by the executive is eligible for a company matching contribution of 3%, which vests over a three year period. The Company may elect to make additional contributions to an employee’s account. For purposes of the Successor Plan, eligible pay is defined as base pay and the eligible portion of any incentive award. The Successor Plan is available for enrollment on a voluntary, non-discriminatory basis to executive officers and other key employees.
Effective April 1, 2004 SERP I was established. The purpose of SERP I is to provide additional compensation for a select group of management and highly compensated employees who contribute materially to the continued growth of the Company. Contributions to SERP I are made at the discretion of the Company and participants vest at a rate of 25% for one to two years of service, 50% for at least three but less than five years of service and 100% for five or more years of service. The Company did not make contributions to SERP I in 2007, but contributed $280,000 in 2006.
Severance and Change in Control Payments
The Company provides severance and change in control arrangements for key executives in order to mitigate some of the risk that exists working in an environment where there is a meaningful likelihood that a change in control event may occur. These arrangements are intended to attract and retain qualified executives whose alternative job opportunities may appear more attractive absent these arrangements; change in control arrangements also serve to mitigate a potential disincentive to consideration and execution of a change in control, particularly where the services of executive officers may not be required at some point following the change in control.
Following the Combination, the employment of WRG’s chief executive officer Phillip Ratner was terminated in September 2006. In accordance with the terms of his written employment agreement, Mr. Ratner was entitled to receive the following: continued payment of his base salary in effect as of the date of his termination of employment ($1,000,000 for the two year period following the termination of his employment); a prorated portion of the executive bonus award he would have received had he remained employed with WRG for all of fiscal year 2006, determined based on WRG’s performance through the termination date; continuation of his health and life insurance and related coverages while he is receiving severance compensation; continuation of a monthly mortgage supplement based on the after-tax difference in housing cost between Heath, Texas, (Mr. Ratner’s former residence), and the cost of his housing in the area near WRG’s former office in Aliso Viejo, California. Mr. Ratner’s severance compensation is payable in bi-weekly installments and shall be reduced by the amount of any employment income he receives during the period he is receiving severance compensation.
For quantification of these severance and change in control benefits, please see the discussion under “Severance and Change in Control Agreements” below.
Other Benefits
Executive officers are eligible to participate in our employee benefit plans such as medical, dental, vision, group life, disability, accidental death and dismemberment insurance, and our 401(k) plan. For executive officers and certain other key employees we provide supplemental life insurance, disability and long-term care coverage.
Compensation Committee Report
The compensation committee of the Board of Directors of the Company has reviewed and discussed with management the information contained in the Compensation Discussion and Analysis section of this filing and recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.
Compensation Committee:
John K. Castle, Chairman
David B. Pittaway
Dr. John J. Connolly

Executive Compensation Tables
The following table provides information regarding all plan and non-plan compensation awarded to or earned by each of our executive officers serving as such at the end of 2007 for all services rendered in all capacities to us during 2007 and 2006, respectively, based on the information available to us as of December 30, 2007. We refer to these executive officers as our named executive officers.
Summary Compensation Table

					Change in
					Pension Value
					and
					Nonqualified
				Non-Equity	Deferred
			Stock	Incentive Plan	Compensation	All Other
		Salary	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	(1)	(2)	(3)	(4)	(5)	(6)
Joseph F. Trungale	2007	$615,020	$—	$—	$—	$50,756	$665,776

President and Chief Executive Officer	2006	$566,539	$—	$446,250	$—	$51,536	$1,064,325

James W. Stryker	2007	$317,042	$—	$—	$4,283	$44,496	$365,821

Executive Vice President, Chief Financial Officer	2006	$304,111	$—	$144,585	$14,364	$36,959	$500,019

James F. Barrasso	2007	$255,000	$—	$—	$2,671	$42,283	$299,954

Former Executive Vice President, Food Service Development	2006	$277,276	$—	$119,340	$—	$35,961	$432,577

Charles A. Conine	2007	$236,089	$—	$—	$15,195	$52,205	$303,489

Executive Vice President, Human Resources and Administration	2006	$224,722	$—	$107,865	$2,305	$237,520	$572,412

Pete M. Pascuzzi	2007	$230,360	$—	$—	$416	$35,511	$266,287

Senior Vice President, Corporate Restaurant Operations	2006	$202,115	$—	$80,325	$—	$27,523	$309,963

Phillip Ratner	2007	$—	$—	$—	$—	$570,814	$570,814

Former President and Chief Executive Officer, WRG	2006	$357,156	$—	$123,234	$2,987	$193,786	$677,163

(1)	The amounts in this column include any salary contributed by the named executive officer to our nonqualified deferred compensation and 401(k) plans. In May 2007, our compensation committee approved annual base compensation for these executive officers as follows: Mr. Trungale — $625,000; Mr. Stryker — $328,000; Mr. Barrasso — $260,000; Mr. Conine — $244,000; Mr. Pascuzzi — $234,000.

(2)	On April 1, 2007, pursuant to strip subscription agreements, 17,673 Class A Units and 17,673 Class C Units were sold to certain of the company’s executives at $100.00 per unit and $0.01 per unit, respectively. This transaction is described more fully in Note 16 to the consolidated financial statements, “Employee Subscription Agreements and Strip Subscription Agreements” and Item 12, “Security Ownership of Certain Beneficial Owners and Managements and Related Stockholder Matters.”

(3)	The amounts in this column represent total performance-based bonuses earned for services rendered during 2007 and 2006, respectively. No bonuses were paid to the executive officers based on the actual financial results of the Company for fiscal 2007. Bonuses were earned during 2006 and were based entirely on our financial performance and the executive officer’s performance against his or her specified individual objectives; these bonus amounts were paid in 2007 for 2006 bonus amounts. For Mr. Ratner the bonus shown was prorated in accordance with the terms of his employment agreement.

(4)	Amounts represent Nonqualified Deferred Compensation Plan earnings.

(5)	See table below for detail of amounts in this column.

(6)	The dollar value in this column for each named executive officer represents the sum of all compensation reflected in the preceding columns.

All Other Compensation

									NQDC
					Loan		Medical	401(k)	Matching	Legal	Severance
		Vehicle		Relocation	Forgiveness	Life Insurance	Insurance	Matching	Contributions	Fees	Payments
	Year	Allowance	Club Dues	(1) (2)	(3)	Premiums	Premiums	Contributions	(4)	(5)	(6)	Total
Joseph F. Trungale	2007	$9,600	$6,897	$—	$—	$8,625	$25,634	$—	$—	$—	$—	$50,756
	2006	$9,600	$6,336	$—	$—	$8,625	$26,420	$—	$—	$555	$—	$51,536

James W. Stryker	2007	$11,800	$1,223	$—	$—	$7,849	$16,729	$145	$6,750	$—	$—	$44,496
	2006	$11,104	$696	$—	$—	$7,826	$7,185	$1,234	$8,359	$555	$—	$36,959

James F. Barrasso	2007	$9,600	$6,350	$—	$—	$5,468	$14,015	$100	$6,750	$—	$—	$42,283
	2006	$9,600	$6,074	$—	$—	$5,468	$14,164	$100	$—	$555	$—	$35,961

Charles A. Conine	2007	$11,800	$1,223	$16,736	$—	$5,440	$10,133	$123	$6,750	$—	$—	$52,205
	2006	$11,104	$618	$109,953	$90,455	$5,423	$2,522	$554	$16,336	$555	$—	$237,520

Pete M. Pascuzzi	2007	$9,600	$—	$—	$—	$5,422	$16,149	$—	$4,340	$—	$—	$35,511
	2006	$8,000	$—	$—	$—	$5,000	$14,523	$—	$	$—	$—	$27,523

Phillip Ratner	2007	$—	$—	$—	$—	$—	$—	$—	$—	$—	$570,814	$570,814
	2006	$13,000	$—	$23,160	$—	$3,780	$—	$—	$—	$—	$153,846	$193,786

(1)	In connection with his relocation to Memphis, TN, the Company incurred various relocation payments on behalf of Mr. Conine, including non-recurring closing costs on the sale of his primary residence, temporary housing in Memphis, and the cost of transferring his household goods and vehicle.

(2)	The relocation payment to Mr. Ratner equals the total of his mortgage differential reimbursement received during his 2006 employment with the Company prior to the Combination as discussed in the section entitled Severance and Change in Control Payments.

(3)	In connection with the Combination, a loan outstanding to Mr. Conine was forgiven in exchange for the surrender of WRG securities pledged as security for the loan.

(4)	Amounts represent contributions made by the Company and are discussed in the Nonqualified Deferred Compensation section. 2006 amounts include a discretionary contribution equal to $6,542 for Mr. Stryker and $14,438 for Mr. Conine. These amounts were awarded in early 2007 based on account balances as of December 31, 2006.

(5)	For 2006, legal fees totaling $2,220 in the aggregate were paid on behalf of our executive officers for advice rendered in connection with their employment agreements.

(6)	2007 Severance amounts include $13,000 for a vehicle allowance and $17,369 for relocation related to Mr. Ratner’s mortgage differential reimbursement as discussed in the section entitled Severance and Change in Control Payments. These amounts are paid in addition to Mr. Ratner’s salary continuation amounts.
Pension Benefits
The PMCI Supplemental Executive Retirement Plan I (“SERP I”) was established by the Company on April 1, 2004 and amended and restated on November 1, 2006. Mr. Trungale, Mr. Barrasso and Mr. Pascuzzi participated in SERP I in 2007. Contributions vest at a rate of 25% for one to two years of service, 50% for at least three but less than five years of service and 100% for five or more years of service.
The following table provides information regarding all plans providing for payments or other benefits at, following, or in connection with retirement for each of our executive officers serving as such at the end of 2007, based on the information available to us as of December 30, 2007.

Pension Benefits—2007

		Number of Years	Present Value of	Payments During
Name	Plan Name	Credited Service	Accumulated Benefit	Last Fiscal Year
Joseph F. Trungale	SERP I	3	$62,740	$0
James W. Stryker	—	—	—	—
James F. Barrasso	SERP I	3	$22,027	$0
Charles A. Conine	—	—	—	—
Pete M. Pascuzzi	SERP I	3	$19,274	$0
Phillip Ratner	—	—	—	—
Nonqualified Deferred Compensation
The following table provides information regarding all plans providing for the deferral of compensation on a basis that is not tax-qualified for each of our executive officers, based on the information available to us as of December 30, 2007.
Nonqualified Deferred Compensation—2007

	Executive	Registrant	Aggregate
	Contributions in	Contributions in	Earnings in Last		Aggregate Balance
	Last Fiscal Year	Last Fiscal Year	Fiscal Year	Aggregate	at Last Fiscal Year
Name	(1)	(2)	(3)	Withdrawals/Distributions	End
Joseph F. Trungale	—	—	—	—	—
James W. Stryker	$33,876	$6,750	$4,283	—	$127,599
James F. Barrasso	$42,335	$6,750	$2,671	—	$51,756
Charles A. Conine	$55,274	$6,750	$15,195	—	$257,710
Pete M. Pascuzzi	$11,098	$4,340	$416	—	$15,854
Phillip Ratner	—	—	—	$40,054	—

(1)	Amounts represent deferred salary and are reflected as such in the Salary column of the Summary Compensation Table.

(2)	Amounts represent contributions made by the Company and are reflected as such in the All Other Compensation column of the Summary Compensation Table, as well as in the NQDC Matching Contributions column of the All Other Compensation Table.

(3)	Amounts are also reflected in the Change in Pension Value and Nonqualified Deferred Compensation Earnings column of the Summary Compensation Table.
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

Messrs. Ratner, Stryker and Conine participated in a predecessor plan at WRG, the terms of which provided no company matching contributions; participant changes to fund selection or percentage allocations were limited to once monthly. Subsequent to the Combination the WRG predecessor plan was terminated and employee balances were transferred to the Successor Plan. Messrs. Stryker, Barrasso, Conine and Pascuzzi participated in the Successor Plan in 2007.
Severance and Change in Control Agreements
As of December 30, 2007, Perkins & Marie Callender’s Inc. maintained formal severance arrangements, as part of formal employment agreements for each of Messrs. Trungale, Stryker, Conine and Barrasso, which were placed into effect June 1, 2007. The full terms of these arrangements are discussed in the “Employment Agreements” section herein. The employment agreements include a provision for severance compensation which would be payable to each executive officer in the event his employment is terminated for “Good Reason” or “Without Cause”. The following definitions apply to such arrangements:
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
The term “Change in Control” shall mean: (i) the sale of all or substantially all of the business and/or assets of the Company to a person or entity that is not a subsidiary or other affiliate of the Company or CHP IV; (ii) the merger or consolidation or other reorganization of the Company with or into one or more entities that are not subsidiaries or other affiliates of the Company or CHP, which results in less than 50% of the outstanding equity interests of the surviving or resulting entity immediately after the reorganization being owned, directly or indirectly, by the holders (or affiliates of the holders) of equity interests of the Company, immediately before such reorganization; and (iii) approval by the stockholders of the Company of the dissolution or liquidation of the Company.
Subsequent to our December 30, 2007 year end, James F. Barrasso, Executive Vice President, Food Service Development, resigned his position with the Company on December 31, 2007. All amounts owed to Mr. Barrasso under the terms of his employment agreement were properly accrued at December 30, 2007.
The following table provides the current potential payments for each named executive officer upon termination for Good Reason or Without Cause:

	Salary	Benefits
Name	(1)	(2)
Individuals with 24 months continuation:
Joseph F. Trungale	$1,250,000	$47,356
Phillip Ratner	1,000,000	8,218
Individuals with 12 months continuation:
James W. Stryker	328,000	15,410
James F. Barrasso	260,000	12,624
Charles A. Conine	244,000	8,550

(1)	Reflects 24 months of continued salary in the cases of Mr. Trungale and Mr. Ratner and 12 months of continued salary in the cases of Mr. Stryker, Mr. Barrasso and Mr. Conine. As of December 30, 2007, Mr. Ratner, whose employment with WRG was terminated in September 2006, had received $694,291 of the total potential salary payment shown.

(2)	Reflects 24 months of continued health (medical, dental and vision) and life insurance in the cases of Mr. Trungale and Mr. Ratner and 12 months of continued health (medical, dental and vision) and life insurance in the cases of Mr. Stryker, Mr. Conine and Mr. Barrasso.
Employment Agreements
Effective June 1, 2007 new written employment agreements were established for certain executive officers; these agreements supersede all prior written arrangements. The explanation of these agreements is as follows:
Joseph F. Trungale
Effective June 1, 2007 the Company and Mr. Trungale executed an employment agreement which provides employment arrangements as follows: the initial term is three years and the agreement renews automatically for successive one-year terms unless either party provides notice of termination; annual base compensation is $625,000, and a minimum of twenty-four months of base salary and benefits are provided in the event employment is terminated Without Cause or for Good Reason; a prorated incentive bonus in the fiscal year in which employment terminates, to be awarded if Mr. Trungale’s termination occurs for reasons other than Cause; an annual incentive bonus target award of 70% of base compensation, with a maximum award of 100% of base compensation.
James W. Stryker
Effective June 1, 2007 the Company and Mr. Stryker executed an employment agreement which provides employment arrangements as follows: the initial term is eighteen months and the agreement renews automatically for successive one-year terms unless either party provides notice of termination; annual base compensation is $328,000, and a minimum of twelve months of base salary and benefits are provided in the event employment is terminated Without Cause or for Good Reason; a prorated incentive bonus in the fiscal year in which employment terminates, to be awarded if Mr. Stryker’s termination occurs for reasons other than Cause; an annual incentive bonus target award of 45% of base compensation, with a maximum award of 67.5% of base compensation.
James F. Barrasso
Effective June 1, 2007 the Company and Mr. Barrasso executed an employment agreement which provides employment arrangements as follows: the initial term is eighteen months and the agreement renews automatically for successive one-year terms unless either party provides notice of termination; annual base compensation is $260,000, and a minimum of twelve months of base salary and benefits are provided in the event employment is terminated Without Cause or for Good Reason; a prorated incentive bonus in the fiscal year in which employment terminates, to be awarded if Mr. Barrasso’s termination occurs for reasons other than Cause; an annual incentive bonus target award of 45% of base compensation, with a maximum award of 67.5% of base compensation.
Subsequent to our December 30, 2007 year end, Mr. Barrasso resigned his position with the Company effective December 31, 2007. All amounts owed to Mr. Barrasso under the terms of his employment agreement were properly accrued at December 30, 2007.
Charles A. Conine
Effective June 1, 2007 the Company and Mr. Conine executed an employment agreement which provides employment arrangements as follows: the initial term is eighteen months and the agreement renews automatically for successive one-year terms unless either party provides notice of termination; annual base compensation is $244,000, and a minimum of twelve months of base salary and benefits in the event employment is terminated Without Cause or for Good Reason; a prorated incentive bonus in the fiscal year in which employment terminates, to be awarded if Mr. Conine’s termination occurs for reasons other than Cause; annual incentive bonus target award of 45% of base compensation, with a maximum award of 67.5% of base compensation.

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
Director Compensation
     The Company has four non-employee directors who receive remuneration for their services as members of the Board of Directors of P&MC Holding LLC. Allen J. Bernstein provides consulting services to the Company and also serves as non-executive chairman of the Board of Directors; the annual fee payable for his combined services is $200,000. Our remaining non-employee directors are compensated as follows: $8,750 per meeting attended for Dr. Connolly, and $5,000 per meeting for Mr. Tankel and Mr. Cohn. Our employed director, Mr. Trungale, receives no additional compensation for his service on the Board.
The following table sets forth a summary of the compensation earned by our non-employee directors in 2007:

					Change in
					Pension Value
					and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned or		Option	Incentive Plan	Compensation	All Other
Name and Principal Position	Paid in Cash	Stock Awards	Awards	Compensation	Earnings	Compensation	Total
Allen J. Bernstein, Non-Executive Chairman	$200,000	$—	$—	$—	$—	$—	$200,000
Zane Tankel, Director	$20,000	$—	$—	$—	$—	$—	$20,000
Lee Cohn, Director	$20,000	$—	$—	$—	$—	$—	$20,000
Dr. John J. Connolly, Director	$35,000	$—	$—	$—	$—	$—	$35,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(a) Security ownership of certain beneficial owners.
PMCH, our parent, holds all of our issued and outstanding capital stock. PMCH is a direct wholly owned subsidiary of P&MC Holding Corp., who is a direct wholly owned subsidiary of P&MC Holding LLC. The following table sets forth information with respect to the beneficial ownership of buyer parent’s equity interests by:
•	Each person who is known by us to beneficially own 5% or more of P&MC Holding LLC’s outstanding equity;

•	Each member of P&MC Holding LLC’s board of directors;

•	Each of our executive officers named in the executive compensation table; and

•	All members of P&MC Holding LLC’s board of directors and our executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge, each of the holders of units of ownership interests listed below has sole voting and investment power as to the units owned unless otherwise noted. The holders of Class A units will not ordinarily have the right to vote on matters to be voted on by unit holders. Holders of Class A, Class B and Class C units will also have different rights with respect to distributions.

		Percentage		Percentage		Percentage
	Number	of Total	Number	of Total	Number	of Total
Name and Address of	of Class A	Class A	of Class B	Class B	of Class C	Class C
Beneficial Owner	Units	Units	Units	Units	Units	Units
Castle Harlan Partners IV, L.P. (1)(2)	592,237.24	52.77%	592,237.24	53.62%	—	0.00%
Castle Harlan Partners III, L.P. (1)(2)	418,387.31	37.28%	418,387.31	37.88%	—	0.00%
John K. Castle (1)(3)	1,010,624.55	90.05%	1,010,624.55	91.49%	—	0.00%
Donald N. Smith (1)	64,993.50	5.79%	64,993.50	5.88%	—	0.00%
Joseph F. Trungale (1)	7,363.93	0.66%	—	0.00%	40,616.16	31.15%
James W. Stryker (1)	2,903.31	0.26%	141.83	0.01%	15,231.06	11.68%
Charles A. Conine (1)	2,076.65	0.19%	787.97	0.07%	7,107.83	5.45%
Pete M. Pascuzzi (1)	1,288.69	0.11%	—	0.00%	7,107.83	5.45%
Allen J. Bernstein (1)	658.46	0.06%	658.46	0.06%	—	0.00%
David B. Pittaway (1)	224.19	0.02%	224.19	0.02%	—	0.00%
William M. Pruellage (1)	22.42	0.00%	22.42	0.00%	—	0.00%
Total Units (including those listed above)	1,122,262.90	100.00%	1,104,589.47	100.00%	130,398.52	100.00%

(1)	The address for CHP IV, CHP III and Messrs. Castle, Pittaway and Pruellage is c/o Castle Harlan, Inc., 150 East 58th Street, New York, New York 10155. The address for Mr. Bernstein is c/o Endeavor Restaurant Group, P.O. Box 3758, New Hyde Park, New York 11040. The address for Mr. Smith is 90 Hawthorne Lane, Barrington, Illinois 60010 and the address for the executive officers named in the table is 6075 Poplar Avenue, Suite 800, Memphis, Tennessee 38119.

(2)	Includes units of ownership interests held by related entities and persons, all of which may be deemed to be beneficially owned by CHP IV and CHP III, respectively. Each of CHP III and CHP IV disclaim beneficial ownership of these units.

(3)	John K. Castle, a member of P&MC LLC’s board of directors, is the controlling stockholder of Castle Harlan Partners IV, G.P., Inc., the general partner of the general partner of CHP IV, and as such may be deemed a beneficial owner of the units of P&MC Holding LLC owned by CHP IV and its affiliates. Mr. Castle is also the controlling stockholder of Castle Harlan Partners III, G.P., Inc., which is the general partner of the general partner of CHP III, and as such may be deemed a beneficial owner of the units of P&MC Holding LLC owned by CHP III and its affiliates. Mr. Castle disclaims beneficial ownership of all units in excess of both (i) his proportionate partnership share of CHP IV and (ii) his proportionate ownership interest in CHP III and its affiliates, respectively.
(b) Securities Authorized for Issuance Under Equity Compensation Plans.
Effective April 1, 2007, P&MC Holding LLC established a management equity incentive plan (the “Equity Plan”) for the benefit of executive officers and other key employees. The Equity Plan provides the following two types of equity ownership in P&MC Holding

LLC: (i) Incentive Units, which consist of Time Vesting Class C Units, which vest in four equal increments, beginning on the one year anniversary of January 31, 2007, and (ii) Subscription Units, which consist of Class A Units and Class C Units, ownership of which is effective April 1, 2007. The Equity Plan provides for accelerated vesting of Incentive Units in the event of a Change in Control. The executive officers and certain other officers of the Company purchased Subscription Units through direct investment in P&MC Holding LLC.
(c) Arrangements Related to a Possible Change in Control of the Company.
The severance payments provision of the employment agreements of Messrs. Trungale, Stryker, and Conine could be triggered should the executive officer’s employment be terminated Without Cause or for Good Reason following a Change in Control.

Item 13. Certain Relationships and Related Transactions and Director Independence.
(a) Transactions with Management and Others.
Management Agreement:
We have entered into a management agreement with Castle Harlan under which Castle Harlan provides business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to our parent and us. As compensation for those services, we pay Castle Harlan for services rendered an annual management fee equal to 3% of the aggregate equity contributions made by CHP IV and its affiliates (including their limited partners), payable quarterly in advance. Under the management agreement and in connection with the Acquisition, we paid Castle Harlan (1) for services rendered during the first year of the term of the agreement, a management fee equal to 3% of the aggregate equity contributions made upon closing of the Acquisition by Castle Harlan and its affiliates (including their limited partners), paid at the closing of the acquisition, and (2) a one-time transaction fee paid on the date of the closing of the Acquisition equal to 1% of the aggregate equity contributions made on the closing of the acquisition by CHP IV and its affiliates (including their limited partners). If at any time after the closing of the Acquisition, CHP IV or its affiliates (including their limited partners) make any additional equity contributions to any of our parent or us, we will pay Castle Harlan an annual management fee equal to 3 % of each such equity contribution. We will also pay or reimburse Castle Harlan for all out-of-pocket fees and expenses incurred by Castle Harlan and any advisors, consultants, legal counsel and other professionals engaged by Castle Harlan to assist in the provision of services under the management agreement.
The management agreement is for an initial term expiring December 31, 2012 and is subject to renewal for consecutive one-year terms unless terminated by Castle Harlan or us upon 90 days notice prior to the expiration of the initial term or any annual renewal. We also indemnify the manager, its officers, directors and affiliates from any losses or claims suffered by them as a result of services they provide us. Payment of management fees will be subject to restrictions contained in our Credit Agreement and under the 10% Senior Note indenture.
We paid Castle Harlan $3,576,000, $3,635,000 and $1,777,000 in annual management fees for the years ended December 30, 2007, December 31, 2006 and December 25, 2005, respectively. We also paid Castle Harlan $867,000 for the one-time transaction fee and expenses related to the closing of the Acquisition in 2005.
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

Item 14. Principal Accounting Fees And Services.
The following table sets forth fees for services PricewaterhouseCoopers LLP, Deloitte and Touche LLP and Ernst and Young LLP provided to the Company for fiscal 2007 and 2006:

	2007	2006
Deloitte & Touche LLP
Audit fees	$675,000	$485,000
Tax fees (1)	—	150,500

Total	$675,000	$635,500
PricewaterhouseCoopers LLP
Audit fees	$—	$128,000
Tax fees	—	—

Total	$—	$128,000
Ernst and Young LLP
Audit fees	$15,000	$—
Tax fees	—	—

Total	$15,000	$—

(1)	Represents 2006 fees of $47,000 related to the review of deferred compensation plans and consultation regarding IRC Section 409A compliance, fees of $50,000 related to transfer pricing matters and fees of $53,500 regarding various federal and state income tax matters.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	1. Financial Statements filed as part of this report are listed below:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Operations for the years ended December 30, 2007, December 31, 2006 and December 25, 2005.

Consolidated Balance Sheets at December 30, 2007 and December 31, 2006.

Consolidated Statements of Stockholder’s Investment for the years ended December 30, 2007, December 31, 2006 and December 25, 2005.

Consolidated Statements of Cash Flows for the years ended December 30, 2007, December 31, 2006 and December 25, 2005.

Notes to Consolidated Financial Statements.

2. The following Financial Statement Schedule for the years ended December 30, 2007, December 31, 2006 and December 25, 2005 is included:

No. II. Valuation and Qualifying Accounts.

Schedules I, III, IV and V are not applicable and have therefore been omitted.

3. Exhibits:

Exhibit No.
1.1*	Stock Purchase Agreement, dated as of September 2, 2005, by and among The Restaurant Holding Corporation, The Individuals and Entities listed on Exhibit A attached thereto and TRC Holding Corp.

1.2*	First Amendment to Stock Purchase Agreement, dated as of September 21, 2005, by and among The Restaurant Corporation, TRC Holding Corp., BancBoston Ventures Inc. and Donald N. Smith

2.1*	Stock Purchase Agreement, dated as of May 3, 2006, by and among The Restaurant Company, TRC Holding LLC, Wilshire Restaurant Group, Inc. and the individuals and entities listed on Exhibit A attached thereto.

3.1*	Certificate of Amendment of Certificate of Incorporation of The Restaurant Company dated August 7, 2006.

3.2*	Certificate of Amendment of Certificate of Formation of TRC Realty LLC dated December 5, 2006.

4.1*	First Supplemental Indenture, dated as of April 28, 2006, by and among The Restaurant Company, the Guarantors and The Bank of New York, as trustee.

4.2*	Form of 10% Senior Notes due 2013 (included in Exhibit 4.1)

4.3*	Registration Rights Agreement, dated as of September 21, 2005, among TRC Finance, Inc., Perkins & Marie Callender’s Inc., the Guarantors and the Initial Purchasers

4.4*	Form of Guarantee (included in Exhibit 4.1)

10.1*	Purchase Agreement, dated as of September 16, 2005 among TRC Finance, Inc. and Wachovia Capital Markets, LLC, BNP Paribas Securities Corp., Jefferies & Company, Inc. and Piper Jaffray & Co. as Initial Purchasers

10.2*	Amended & Restated Credit Agreement, dated as of September 21, 2005, amended and restated as of May 3, 2006, by and among The Restaurant Company, The Restaurant Holding Corporation, the lenders who are or may become a party to the Agreement, Wachovia Bank, National Association, as Administrative Agent for the Lenders, BNP Paribas, as Syndication Agent, and Wells Fargo Foothill, Inc., as Documentation Agent.

Exhibit No.
10.3*	Collateral Agreement, dated as of September 21, 2005, by and among The Restaurant Holding Corporation, Perkins & Marie Callender’s Inc., and certain of its Subsidiaries as Grantors, in favor of Wachovia Bank, National Association, as Administrative Agent

10.4*	Revolving Credit Note, dated as of September 21, 2005, by Perkins & Marie Callender’s Inc. in favor of BNP Paribas, in the original amount of $12,500,000

10.5*	Revolving Credit Note, dated as of September 21, 2005, by Perkins & Marie Callender’s Inc. in favor of Wachovia Bank, National Association, in the original amount of $12,500,000

10.6*	Joinder Agreement, dated as of September 21, 2005, by and among TRC Finance, Inc., Perkins & Marie Callender’s Inc., Perkins & Marie Callender’s Inc. of Minnesota, Perkins Finance Corporation and TRC Realty LLC

10.18**	Employment Agreement between Perkins & Marie Callender’s Inc. and Joseph F. Trungale, President and Chief Executive Officer

10.19**	Employment Agreement between Perkins & Marie Callender’s Inc. and James W. Stryker, Executive Vice President and Chief Financial Officer

10.20**	Employment Agreement between Perkins & Marie Callender’s Inc. and James F. Barrasso, Executive Vice President, Foodservice

10.21**	Employment Agreement between Perkins & Marie Callender’s Inc. and Charles A. Conine, Executive Vice President, Human Resources & Administration

10.22***	Employment Agreement between Perkins & Marie Callender’s Inc. and Fred T. Grant, Jr., Executive Vice President and Chief Financial Officer

10.23****	Waiver No. 2 and Amendment No. 1, dated as of March 14, 2008, to the Amended & Restated Credit Agreement, dated as of September 21, 2005, amended and restated as of May 3, 2006, by and among The Restaurant Company, The Restaurant Holding Corporation, the lenders who are or may become a party to the Agreement, Wachovia Bank, National Association, as Administrative Agent for the Lenders, BNP Paribas, as Syndication Agent, and Wells Fargo Foothill, Inc., as Documentation Agent.

21.1*	List of subsidiaries of Perkins & Marie Callender’s Inc.

31.1	Chief Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302

31.2	Chief Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Chief Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Chief Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

*	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-131004), originally filed on January 12, 2006.

**	Previously filed as an exhibit to the Annual Report on Form 10-K (File No. 333-57925), originally filed on June 27, 2007.

***	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, originally filed on March 18, 2008.

****	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, originally filed on March 17, 2008.
Trademark Notice.
The following trademarks are used in this report to identify products and services of the Company: Marie Callender’s, Marie Callender’s Restaurant and Bakery, Marie Callender’s Grill, Perkins, Perkins Family Restaurant, Perkins Restaurant and Bakery, Perkins Family Restaurant and Bakery and Perkins Bakery.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized, on this the 26th day of March 2008.

PERKINS & MARIE CALLENDER’S INC.
By:	/s/ Joseph F. Trungale
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on this the 26th day of March 2008.

Signature	Title
/s/ Joseph F. Trungale Joseph F. Trungale	President and Chief Executive Officer (Principal Executive Officer)

/s/ James W. Stryker James W. Stryker	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
We have not sent, and do not intend to send, an annual report to security holders covering our last fiscal year, nor have we sent a proxy statement, form of proxy or other soliciting material to our security holders with respect to any annual meeting of security holders.

SCHEDULE II
PERKINS & MARIE CALLENDER’S INC.
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Column A	Column B		Column C		Column D		Column E
			Additions
	Balance at	(b)	Charged	Charged	Deductions		Balance
	Beginning of	Business	to Costs &	to Other	from		at Close
Description	Period	Combination	Expenses	Accounts	Reserves		of Period
FISCAL YEAR ENDED DECEMBER 30, 2007
Allowance for Doubtful Accounts	$1,624	$0	$77	$0	$(159	)(a)	$1,542

FISCAL YEAR ENDED DECEMBER 31, 2006
Allowance for Doubtful Accounts	$1,683	$0	$433	$0	$(492	)(a)	$1,624

Reserve for Disposition of Assets	$156	$0	$0	$0	$(156)		$0

FISCAL YEAR ENDED DECEMBER 25, 2005
Allowance for Doubtful Accounts	$75	$1,819	$26	$0	$(237	)(a)	$1,683

Reserve for Disposition of Assets	$0	$156	$0	$0	$0		$156

(a)	Represents uncollectible accounts written off, net of recoveries, and net costs associated with sublease receivables for which a reserve was established.

(b)	See Note 4, “Combination of Companies under Common Control.”