Form 10-Q
period 2008-04-20
PERKINS & MARIE CALLENDER'S INC
filed 2008-06-04
CIK 1047040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 20, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by ☑ whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Number of shares of common stock outstanding as of April 20, 2008: 10,820.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	First Quarter	First Quarter
	Ended	Ended
	April 20, 2008	April 22, 2007
REVENUES:
Food sales	$173,468	168,888
Franchise and other revenue	8,932	9,398

Total revenues	182,400	178,286

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	50,402	47,323
Labor and benefits	59,489	58,321
Operating expenses	46,953	44,094
General and administrative	15,017	14,224
Transaction costs	—	184
Depreciation and amortization	7,606	7,121
Interest, net	10,277	9,481
Asset impairments and closed store expenses	76	155
Other, net	(59)	(30)

Total costs and expenses	189,761	180,873

Loss before income taxes and minority interests	(7,361)	(2,587)
Provision for income taxes	(181)	—
Minority interests	(46)	(162)

NET LOSS	$(7,588)	(2,749)

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 20,	December 30,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,942	19,032
Restricted cash	9,306	10,098
Receivables, less allowances for doubtful accounts of $710 and $1,542 in 2008 and 2007, respectively	17,933	17,221
Inventories	13,165	13,239
Prepaid expenses and other current assets	5,231	5,732

Total current assets	48,577	65,322

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $115,526 and $109,441 in 2008 and 2007, respectively	97,978	99,311
INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS	55	53
GOODWILL	30,038	30,038
INTANGIBLE ASSETS, net of accumulated amortization of $18,255 and $17,494 in 2008 and 2007, respectively	152,556	153,316
DEFERRED INCOME TAXES	242	242
OTHER ASSETS	14,713	14,660

TOTAL ASSETS	$344,159	362,942

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par and share amounts)

	April 20,	December 30,
	2008	2007
	(Unaudited)
LIABILITIES AND STOCKHOLDER’S INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$20,840	25,559
Accrued expenses	46,703	52,621
Accrued income taxes	170	—
Franchise advertising contributions	6,522	5,940
Current maturities of long-term debt and capital lease obligations	8,938	9,464

Total current liabilities	83,173	93,584

CAPITAL LEASE OBLIGATIONS, less current maturities	13,171	11,987
LONG-TERM DEBT, less current maturities	297,604	298,009
DEFERRED RENT	13,891	13,467
OTHER LIABILITIES	13,848	15,520

MINORITY INTERESTS IN CONSOLIDATED PARTNERSHIPS	211	333

STOCKHOLDER’S INVESTMENT:
Common stock, $.01 par value; 100,000 shares authorized; 10,820 issued and outstanding	1	1
Additional paid-in capital	137,738	137,923
Other comprehensive income	78	86
Accumulated deficit	(215,556)	(207,968)

Total stockholder’s investment	(77,739)	(69,958)

TOTAL LIABILITIES AND STOCKHOLDER’S INVESTMENT	$344,159	362,942

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	First Quarter	First Quarter
	Ended	Ended
	April 20, 2008	April 22, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,588)	(2,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,606	7,121
Amortization of debt discount	102	99
Other non-cash income and expense items	(223)	166
(Gain) loss on disposition of assets	(156)	9
Asset write-down	232	146
Minority interests	46	162
Equity in net income of unconsolidated partnerships	(2)	(14)
Net changes in operating assets and liabilities	(9,349)	(13,421)

Total adjustments	(1,744)	(5,732)

Net cash used in operating activities	(9,332)	(8,481)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(5,728)	(5,418)
Proceeds from sale of assets	—	3

Net cash used in investing activities	(5,728)	(5,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(157)	(241)
Lessor financing	1,542	—
Payments on long-term debt	(506)	(256)
(Payments on) proceeds from revolver, net	(500)	9,600
Distributions to minority partners	(168)	(152)
Debt issuance costs	(1,056)	—
Return of capital	(185)	—

Net cash (used in) provided by financing activities	(1,030)	8,951

Net decrease in cash and cash equivalents	(16,090)	(4,945)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	19,032	9,069

Balance, end of period	$2,942	4,124

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S INVESTMENT
(Unaudited)
(In thousands)

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained
	Stock	Capital	Income	Deficit	Total

Balances at December 31, 2006	$1	136,131	13	(191,816)	(55,671)

Cumulative adjustment	—	—	—	183	183
Capital contribution	—	1,792	—	—	1,792

Net loss	—	—	—	(16,335)	(16,335)
Currency translation adjustment	—	—	73	—	73

Total comprehensive loss					(16,262)

Balances at December 30, 2007	1	137,923	86	(207,968)	(69,958)

Return of capital	—	(185)	—	—	(185)

Net loss	—	—	—	(7,588)	(7,588)
Currency translation adjustment	—	—	(8)	—	(8)

Total comprehensive loss					(7,596)

Balances at April 20, 2008	$1	137,738	78	(215,556)	(77,739)

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Organization
Perkins & Marie Callender’s Inc., together with its consolidated subsidiaries, (the “Company”, “PMCI”, “we” or “us”), is a wholly-owned subsidiary of Perkins & Marie Callender’s Holding Inc. (“PMCH”). PMCH is a wholly-owned subsidiary of Perkins & Marie Callender’s Holding Corp. (“P&MC Holding Corp.”), a wholly-owned subsidiary of Perkins & Marie Callender’s Holding LLC (“P&MC Holding LLC”). The Company is the sole stockholder of Wilshire Restaurant Group, LLC (“WRG”).
The Company operates two primary restaurant concepts: (1) full-service family dining restaurants located primarily in the Midwest, Florida and Pennsylvania under the name Perkins Restaurant and Bakery (“Perkins”), and (2) mid-priced, casual-dining restaurants, specializing in the sale of pie and other bakery items, located primarily in the western United States under the name Marie Callender’s Restaurant and Bakery (“Marie Callender’s”).
Through our bakery goods manufacturing segment (“Foxtail”), we also offer pies, muffin batters, cookie doughs, pancake mixes, and other food products for sale to our Perkins and Marie Callender’s Company-operated and franchised restaurants and to food service distributors.
WRG, a Delaware limited liability company and a wholly-owned subsidiary of the Company, owns 100% of the outstanding common stock of Marie Callender Pie Shops, Inc. (“MCPSI”), a California corporation. MCPSI owns and operates restaurants and has granted franchises under the name Marie Callender’s and Marie Callender’s Grill. MCPSI also owns 100% of the outstanding common stock of M.C. Wholesalers, Inc., a California corporation. M.C. Wholesalers, Inc. operates a commissary that produces bakery goods. MCPSI also owns 100% of the outstanding common stock of FIV Corp., a Delaware corporation that owns and operates one restaurant under the name East Side Mario’s.
(2) Basis of Presentation
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
The results of operations for the interim period ended April 20, 2008 are not necessarily indicative of operating results for the full year. The consolidated interim financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s 2007 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2008.
(3) Accounting Reporting Period
Our financial reporting is based on thirteen four-week periods ending on the last Sunday in December. The first quarter each year includes four four-week periods and, typically, the second, third and fourth quarters include three four-week periods. The first quarter of 2008 ended April 20. The second, third and fourth quarters of 2008 will end July 13, October 5 and December 28, respectively.
(4) Commitments, Contingencies and Concentrations
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
As of April 20, 2008, three Perkins franchisees otherwise unaffiliated with the Company owned 91 of the 319 franchised restaurants. These franchisees operated 43, 27 and 21 restaurants, respectively. During the first quarter of 2008, these three Perkins franchisees provided royalties and license fees of $582,000, $429,000 and $457,000, respectively.
As of April 20, 2008, three Marie Callender’s franchisees otherwise unaffiliated with the Company owned 14 of the 42 franchised restaurants. These franchisees operated six, four and four restaurants, respectively. During the first quarter of 2008, these three Marie Callender’s franchisees provided royalties and license fees of $185,000, $157,000 and $98,000, respectively.
The Company has arrangements with several different parties to whom territorial rights were granted in exchange for specified payments. The Company makes specified payments to those parties based on a percentage of gross sales from certain Perkins restaurants and for new Perkins restaurants opened within those geographic regions. During the first quarter of 2008 and 2007, we paid an aggregate of $803,000 and $799,000, respectively, under such arrangements. Three such agreements are currently in effect. Of these, one expires in the year 2075, one expires upon the death of the beneficiary and the remaining agreement remains in effect as long as we operate Perkins restaurants in certain states.
(5) Supplemental Cash Flow Information
The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the first quarters ended April 20, 2008 and April 22, 2007 consists of the following (in thousands):

	First Quarter	First Quarter
	Ended	Ended
	April 20, 2008	April 22, 2007
(Increase) decrease in:
Receivables	$(503)	1,432
Inventories	74	(1,300)
Prepaid expenses and other current assets	501	(680)
Other assets	1,017	598

Increase (decrease) in:
Accounts payable	(4,731)	(3,807)
Accrued expenses and other current liabilities	(3,753)	(6,942)
Other liabilities	(1,954)	(2,722)

Net change in operating assets and liabilities	$(9,349)	(13,421)

(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	April 20,	December 30,
	2008	2007
Payroll and related benefits	$15,364	16,016
Property, real estate and sales taxes	6,475	4,325
Gift cards and gift certificates	5,702	7,099
Interest	3,012	6,310
Insurance	1,403	1,539
Advertising	1,463	937
Management fees	2,080	4,065
Other	11,204	12,330

Total accrued expenses	$46,703	52,621

(7) Segment Reporting
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
Restaurant operations operate principally in the U.S. within the casual dining industry, providing similar products to similar customers. Revenues from restaurant operations are derived principally from food and beverage sales to external customers. Our concepts’ operations exhibit similar operating characteristics (including food and labor costs which result in similar long-term average gross margins). Revenues from franchise operations consist primarily of royalty income earned on the revenues generated at franchisees’ restaurants and initial franchise fees. The revenue and cost structure of our franchise operations exhibit similar long-term operating characteristics. Revenues from Foxtail are generated by the sale of food products to both Company-operated and franchised Perkins and Marie Callender’s restaurants, as well as to unaffiliated customers outside the Perkins and Marie Callender’s system. Foxtail’s sales to Company-operated restaurants are eliminated for reporting purposes. The revenues in the “other” segment are primarily licensing revenues.

The following table presents revenues and other financial information by business segment (in thousands):

	First Quarter	First Quarter
	Ended	Ended
	April 20, 2008	April 22, 2007
Revenues

Restaurant operations	$159,035	156,352
Franchise operations	7,432	8,029
Foxtail	19,776	18,583
Intersegment revenue	(5,343)	(6,047)
Other	1,500	1,369

Total	$182,400	178,286

Segment net income (loss)

Restaurant operations	8,190	10,791
Franchise operations	6,821	7,223
Foxtail	(76)	1,507
Other	(22,523)	(22,270)

Total	$(7,588)	(2,749)

	April 20, 2008	December 30, 2007
Segment Assets

Restaurant operations	138,136	140,848
Franchise operations	122,075	121,199
Foxtail	40,690	42,329
Other	43,258	58,566

Total	$344,159	362,942

The components of the other segment loss are as follows (in thousands):

	First Quarter	First Quarter
	Ended	Ended
	April 20, 2008	April 22, 2007
General and administrative expenses	$12,384	12,574
Depreciation and amortization expenses	1,010	903
Interest expense, net	10,277	9,481
Gain on disposition of assets, net	(156)	9
Asset write-down	232	146
Transaction costs	—	184
Provision for income taxes	181	—
Minority interests	46	162
Licensing revenue	(1,417)	(1,229)
Other	(34)	40

Total other segment loss	$22,523	22,270

(8) Long-Term Debt
Our credit facilities (the “Credit Agreement”) provide: (1) a five-year revolving credit facility of up to $40,000,000, including a sub-facility for letters of credit in an amount not to exceed $25,000,000 and a sub-facility for swingline loans in an amount not to exceed $5,000,000 (the “Revolver”); and (2) a seven-year term loan credit facility not to exceed $100,000,000 (the “Term Loan”). All amounts under the Credit Agreement bear interest at floating rates based on the agent’s base rate, which is generally the bank’s prime rate, plus an applicable margin, or the LIBOR rate, plus an applicable margin. Margins on the Revolver range from 325 to 425 basis points for base rate loans and from 425 to 525 basis points for LIBOR loans. Margins on the Term Loan are fixed at 425 basis points for base rate loans and 525 basis points for LIBOR rate loans. The average interest rates on aggregate Credit Agreement borrowings were 9.9% and 8.3% on April 20, 2008 and April 22, 2007, respectively. As of April 20, 2008, our revolver permitted additional borrowings of approximately $9,746,000, after giving effect to $19,500,000 in outstanding borrowings and $10,754,000 in outstanding letters of credit. The letters of credit are primarily utilized in conjunction with the Company’s workers’ compensation programs. Another $98,250,000 was outstanding under the Term Loan.
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
Pursuant to the 10% Senior Notes and the Credit Agreement, the Company is subject to certain restrictions that limit additional indebtedness. Additionally, among other restrictions, the Credit Agreement limits the Company’s capital expenditures and requires us to maintain specified financial ratios. As of December 30, 2007, the Company violated the leverage ratio covenant in the Credit Agreement. On March 14, 2008, the Company executed an amendment to the Credit Agreement that waived the December 30, 2007 covenant violation, modified the financial covenants and increased interest rate margins by 250 basis points on both the Term Loan and the Revolver. A default under the Credit Agreement could result in a default under the 10% Senior Notes. In the event of such a default and under certain circumstances, the trustee or the holders of the 10% Senior Notes could then declare the respective notes due and payable immediately. Currently, we are in compliance with the financial covenants contained in our debt agreements.

(9) Income Tax
The effective income tax rates for the first quarters ended April 20, 2008 and April 22, 2007 were 2.5% and 0.0%, respectively. Our rates differ from the statutory rate primarily due to a valuation allowance against deferred tax deductions, losses and credits. The effective income tax rate for April 20, 2008 reflects current tax expense that cannot be offset by losses and credits.
In March 2008, the Company filed a request with the Internal Revenue Service to resolve several uncertain tax positions with respect to Marie Callender’s historical taxable revenue and expense recognition. The Company’s tax provision for the first quarter of 2008 reflects the recognition of $1,891,000 of unrecognized tax benefits that were fully offset by a valuation allowance.
As of April 20, 2008 and December 30, 2007, the Company had approximately $2,201,000 and $4,092,000, respectively, of unrecognized tax benefits that, if recognized, would impact the Company’s effective income tax rates. As of April 20, 2008 and December 30, 2007, the Company had $1,160,000 and $3,010,000, respectively, of unrecognized tax benefits reducing federal and state net operating loss carry forwards and federal credit carry forwards that, if recognized, would be subject to a valuation allowance. The Company expects that the total amount of its gross unrecognized tax benefits will decrease between $1,900,000 and $2,500,000 within the next 12 months due to federal and state settlements and the expiration of statutes, and approximately $338,000 of the gross unrecognized tax benefits related to federal and state net operating loss carry forwards are expected to decrease within the next 12 months.
(10) Employee Subscription Agreements and Strip Subscription Agreements
Effective April 1, 2007, P&MC’s Holding LLC established a management equity incentive plan (the “Equity Plan”) for the benefit of key Company employees. The Equity Plan provides the following two types of equity ownership in P&MC Holding LLC: (i) Strip Subscription Units, which consist of Class A Units and Class C Units, and (ii) Incentive Units, which consist of Time Vesting Class C Units that vest in four equal annual increments.
Strip Subscription Units
On April 1, 2007, pursuant to the Equity Plan, 17,673 Class A Units and 17,673 Class C Units were sold to certain of the Company’s executives at $100.00 per unit and $0.01 per unit, respectively. These Class A Units and Class C Units are not subject to vesting. The Company’s 2007 Annual Report on Form 10-K contains disclosure of the beneficial owners of all securities. As of April 20, 2008, the Company’s executives are beneficial owners of 15,832 units of both the Class A Units and the Class C Units.
Activity related to the strip subscription units during the first quarter ended April 20, 2008 was as follows:

	Class A Units	Class C Units
Units outstanding as of December 30, 2007	1,122,262	17,673
Granted	—	—
Forfeited	(1,841)	(1,841)

Units outstanding as of April 20, 2008	1,120,421	15,832

Incentive Units
On April 1, 2007, pursuant to the Equity Plan, 114,720 Time Vesting Class C Units were granted at a cost of $0.01 per unit to certain employees. On August 1, 2007 and February 25, 2008, 1,995 and 10,973 additional Time Vesting Class C Units, respectively, were granted at a cost of $0.01 per unit to certain employees. Each Time Vesting Class C Unit is subject to vesting upon certain dates if the recipient of the grant is employed by the Company as of such date. The Time Vesting Class C Units generally vest over four years of continuous service, beginning January 31, 2008, and have no contractual term. The Company has determined the estimated fair value of the Time Vesting Class C Units, at their grant date, to be $0.01 after review and consideration of relevant information, including discounted cash flow analyses, comparable market multiples and the Company’s own estimates.

If the employee is employed as of the date of the occurrence of certain change in control events, as defined in the Equity Plan, the employee’s outstanding Time Vesting Class C Units that have not vested on the date of such occurrence shall vest simultaneously with the consummation of the change in control event. Upon termination of employment, unvested Class C Units will be immediately and automatically forfeited and vested Class C Units will be subject to repurchase pursuant to the terms of P&MC Holding LLC’s unitholder’s agreement.
Stock-based employee compensation expense is charged by the Company based on the recognition and measurement provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” and related interpretations. Compensation expense is calculated as the straight-line amortization of the fair value of the outstanding Time Vesting Class C Units at the date of grant over the respective vesting periods. Compensation expense for the first quarter of 2008 was not material.
Activity related to the Time Vesting Class C Units during the first quarter ended April 20, 2008, was as follows:

	Time Vesting
	Unvested	Vested
Class C Units as of December 30, 2007	112,725	—
Granted	10,973	—
Purchased	—	—
Vested	(25,104)	25,104
Forfeited	(19,660)	—

Class C Units as of April 20, 2008	78,934	25,104

(11) Recent Accounting Pronouncements
The following are recent accounting standards adopted or issued that could have an impact on our Company.
Intangible Assets
In April 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the provisions of this FSP.
Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133.” This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk-related contingencies in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the provisions of this statement.
Business Combinations
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquiring entity in a business combination recognizes and measures the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and sets the disclosure requirements regarding the information needed to evaluate and understand the nature and financial effect of the business combination. This statement will be effective prospectively for business combinations closing on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the provisions of this statement.

Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.” This statement clarifies that a noncontrolling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and noncontrolling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the noncontrolling interest. This statement will be effective prospectively for fiscal years beginning after December 15, 2008, with presentation and disclosure requirements applied retrospectively to comparative financial statements. The Company is currently evaluating the provisions of this statement.
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This statement permits an entity to measure certain financial assets and financial liabilities at fair value, which would result in the reporting of unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions, as long as it is applied to the instrument in its entirety. The statement establishes presentation and disclosure requirements to help financial statement users understand the effect of an entity’s election on its earnings, but does not eliminate the disclosure requirements of other accounting standards. The Company has elected not to apply the fair value option to any of its financial assets or liabilities.
Fair Value Measurement
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosures about the use of fair value to measure assets and liabilities. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. In February 2008, the FASB released FSP No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. In accordance with FSP 157-2, we adopted SFAS 157 on January 1, 2008 only with respect to financial assets and liabilities. The adoption of SFAS 157 on January 1, 2008 for financial assets and liabilities did not have a material impact on our financial position, results of operations or cash flows. Our financial instruments, which are reported at fair value, consist of long-term investments in marketable securities that are held in trust for payment of non-qualified deferred compensation. Fair value for these investments is based on readily available market prices.
(12) Condensed Consolidated Financial Information
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
The following consolidating statements of operations, balance sheets and statements of cash flows are provided for the parent company and all subsidiaries. The information has been presented as if the parent company accounted for its ownership of the guarantor subsidiaries using the equity method of accounting.

Consolidating Statement of Operations for the First Quarter ended April 20, 2008 (unaudited; in thousands):

		Guarantors				Consolidated
	PMCI	WRG	Other	Non-Guarantors	Eliminations	PMCI

REVENUES:
Food sales	$108,309	56,416	—	8,743	—	173,468
Franchise and other revenue	6,036	2,896	—	—	—	8,932

Total revenues	114,345	59,312	—	8,743	—	182,400

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	30,988	16,954	—	2,460	—	50,402
Labor and benefits	36,315	20,152	—	3,022	—	59,489
Operating expenses	28,289	15,729	—	2,935	—	46,953
General and administrative	13,154	1,863	—	—	—	15,017
Transaction costs	—	—	—	—	—	—
Depreciation and amortization	5,426	1,980	—	200	—	7,606
Interest, net	9,994	283	—	—	—	10,277
Asset impairments and closed store expenses	144	(78)	—	10	—	76
Other, net	(59)	—	—	—	—	(59)

Total costs and expenses	124,251	56,883	—	8,627	—	189,761

(Loss) income before income taxes and minority interests	(9,906)	2,429	—	116	—	(7,361)
Provision for income taxes	(181)	—	—	—	—	(181)
Minority interests	—	—	—	(46)	—	(46)
Equity in earnings (loss) of subsidiaries	2,499	—	—	—	(2,499)	—

NET (LOSS) INCOME	$(7,588)	2,429	—	70	(2,499)	(7,588)

Consolidating Statement of Operations for the First Quarter ended April 22, 2007 (unaudited; in thousands):

		Guarantors				Consolidated
	PMCI	WRG	Other	Non-Guarantors	Eliminations	PMCI

REVENUES:
Food sales	$101,939	57,972	—	8,977	—	168,888
Franchise and other revenue	6,416	2,982	—	—	—	9,398

Total revenues	108,355	60,954	—	8,977	—	178,286

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	27,802	16,971	—	2,550	—	47,323
Labor and benefits	34,923	20,624	—	2,774	—	58,321
Operating expenses	26,053	14,985	—	3,056	—	44,094
General and administrative	12,397	1,827	—	—	—	14,224
Transaction costs	47	137	—	—	—	184
Depreciation and amortization	4,993	1,739	—	389	—	7,121
Interest, net	9,144	334	—	3	—	9,481
Asset impairments and closed store expenses	12	142	—	1	—	155
Other, net	(11)	(19)	—	—	—	(30)

Total costs and expenses	115,360	56,740	—	8,773	—	180,873

(Loss) income before income taxes and minority interests	(7,005)	4,214	—	204	—	(2,587)
Provision for income taxes	—	—	—	—	—	—
Minority interests	—	—	—	(162)	—	(162)
Equity in earnings (loss) of subsidiaries	4,256	—	—	—	(4,256)	—

NET (LOSS) INCOME	$(2,749)	4,214	—	42	(4,256)	(2,749)

Consolidating Balance Sheet as of April 20, 2008 (unaudited; in thousands):

		Guarantors				Consolidated
	PMCI	WRG	Other	Non-Guarantors	Eliminations	PMCI

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,476	2,183	—	(1,717)	—	2,942
Restricted cash	9,306	—	—	—	—	9,306
Trade receivables, less allowance for doubtful accounts	12,335	5,565	—	33	—	17,933
Inventories	8,831	4,143	—	191	—	13,165
Prepaid expenses and other current assets	4,641	591	—	(1)	—	5,231

Total current assets	37,589	12,482	—	(1,494)	—	48,577

PROPERTY AND EQUIPMENT, net	66,649	28,820	—	2,509	—	97,978
INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS	—	46	—	9	—	55
GOODWILL	30,038	—	—	—	—	30,038
INTANGIBLE ASSETS, net	152,338	218	—	—	—	152,556
INVESTMENTS IN SUBSIDIARIES	(90,240)	—	—	—	90,240	—
DUE FROM SUBSIDIARIES	93,361	—	—	—	(93,361)	—
DEFERRED INCOME TAXES	242	—	—	—	—	242
OTHER ASSETS	13,277	1,226	—	210	—	14,713

TOTAL ASSETS	$303,254	42,792	—	1,234	(3,121)	344,159

LIABILITIES AND STOCKHOLDER’S INVESTMENT
CURRENT LIABILITIES:
Accounts payable	13,855	6,562	—	423	—	20,840
Accrued expenses	30,915	14,513	—	1,275	—	46,703
Accrued income taxes	170	—	—	—	—	170
Franchise advertising contributions	6,522	—	—	—	—	6,522
Current maturities of long term debt and capital lease obligations	8,652	286	—	—	—	8,938

Total current liabilities	60,114	21,361	—	1,698	—	83,173

CAPITAL LEASE OBLIGATIONS, less current maturities	7,643	5,528	—	—	—	13,171
LONG-TERM DEBT, less current maturities	297,574	30	—	—	—	297,604
DEFERRED RENT	8,533	5,277	—	81	—	13,891
OTHER LIABILITIES	7,129	6,719	—	—	—	13,848
DUE TO PARENT	—	94,774	—	4,038	(98,812)	—
MINORITY INTERESTS IN CONSOLIDATED PARTNERSHIPS	—	—	—	211	—	211

STOCKHOLDER’S INVESTMENT:
Common stock	1	—	—	—	—	1
Preferred stock	—	—	—	—	—	—
Capital in excess of par	—	72,478	—	—	(72,478)	—
Additional paid-in capital	137,738	—	—	—	—	137,738
Treasury stock	—	—	—	—	—	—
Other comprehensive income	78	—	—	—	—	78
Retained (deficit) earnings	(215,556)	(163,375)	—	(4,794)	168,169	(215,556)

Total stockholder’s investment	(77,739)	(90,897)	—	(4,794)	95,691	(77,739)

TOTAL LIABILITIES AND STOCKHOLDER’S INVESTMENT	$303,254	42,792	—	1,234	(3,121)	344,159

Consolidating Balance Sheet as of December 30, 2007 (in thousands):

		Guarantors				Consolidated
	PMCI	WRG	Other	Non-Guarantors	Eliminations	PMCI

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,391	428	—	(787)	—	19,032
Restricted cash	10,098	—	—	—	—	10,098
Trade receivables, less allowance for doubtful accounts	12,000	5,180	—	41	—	17,221
Inventories	8,108	4,839	—	292	—	13,239
Prepaid expenses and other current assets	5,053	679	—	—	—	5,732

Total current assets	54,650	11,126	—	(454)	—	65,322

PROPERTY AND EQUIPMENT, net	66,956	29,530	—	2,825	—	99,311
INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS	—	43	—	10	—	53
GOODWILL	30,038	—	—	—	—	30,038
INTANGIBLE ASSETS, net	153,077	239	—	—	—	153,316
INVESTMENTS IN SUBSIDIARIES	(92,739)	—	—	—	92,739	—
DUE FROM SUBSIDIARIES	89,283	—	—	—	(89,283)	—
DEFERRED INCOME TAXES	242	—	—	—	—	242
OTHER ASSETS	12,777	(497)	—	2,380	—	14,660

TOTAL ASSETS	$314,284	40,441	—	4,761	3,456	362,942

LIABILITIES AND STOCKHOLDER’S INVESTMENT
CURRENT LIABILITIES:
Accounts payable	16,369	8,420	—	770	—	25,559
Accrued expenses	33,569	17,221	—	1,831	—	52,621
Franchise advertising contributions	5,940	—	—	—	—	5,940
Current maturities of long term debt and capital lease obligations	9,134	330	—	—	—	9,464

Total current liabilities	65,012	25,971	—	2,601	—	93,584

CAPITAL LEASE OBLIGATIONS, less current maturities	6,147	5,840	—	—	—	11,987
LONG-TERM DEBT, less current maturities	297,972	37	—	—	—	298,009
DEFERRED RENT	7,827	5,556	—	84	—	13,467
OTHER LIABILITIES	7,284	8,235	—	1	—	15,520
DUE TO PARENT	—	92,192	—	(2,909)	(89,283)	—
MINORITY INTERESTS IN CONSOLIDATED PARTNERSHIPS	—	—	—	333	—	333

STOCKHOLDER’S INVESTMENT:
Common stock	1	—	—	—	—	1
Preferred stock	—	63,277	—	—	(63,277)	—
Capital in excess of par	—	(177)	—	9,515	(9,338)	—
Additional paid-in capital	137,923	—	—	—	—	137,923
Treasury stock	—	(137)	—	—	137	—
Other comprehensive income	86	—	—	—	—	86
Retained (deficit) earnings	(207,968)	(160,353)	—	(4,864)	165,217	(207,968)

Total stockholder’s investment	(69,958)	(97,390)	—	4,651	92,739	(69,958)

TOTAL LIABILITIES AND STOCKHOLDER’S INVESTMENT	$314,284	40,441	—	4,761	3,456	362,942

Consolidating Statement of Cash Flows for the First Quarter ended April 20, 2008 (unaudited; in thousands):

		Guarantors				Consolidated
	PMCI	WRG	Other	Non-Guarantors	Eliminations	PMCI

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,588)	2,429	—	70	(2,499)	(7,588)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in the earnings of subsidiaries	(2,499)	—	—	—	2,499	—
Depreciation and amortization	5,426	1,980	—	200	—	7,606
Amortization of debt discount	102	—	—	—	—	102
Other non-cash income and expense items	(240)	17	—	—	—	(223)
Gain on disposition of assets	6	(162)	—	—	—	(156)
Asset write-down	138	84	—	10	—	232
Minority interests	—	—	—	46	—	46
Equity in net income of unconsolidated partnerships	—	(2)	—	—	—	(2)
Net changes in operating assets and liabilities	(2,950)	(7,773)	—	1,374	—	(9,349)

Total adjustments	(17)	(5,856)	—	1,630	2,499	(1,744)

Net cash (used in) provided by operating activities	(7,605)	(3,427)	—	1,700	—	(9,332)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(4,485)	(1,349)	—	106	—	(5,728)
Proceeds from sale of assets	—	—	—	—	—	—

Net cash (used in) provided by investing activities	(4,485)	(1,349)	—	106	—	(5,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(48)	(109)	—	—	—	(157)
Proceeds under capital lease obligations	1,542	—	—	—	—	1,542
Payments on long-term debt	(500)	(6)	—	—	—	(506)
Payments on revolver, net	(500)	—	—	—	—	(500)
Debt issuance costs	(1,056)	—	—	—	—	(1,056)
Intercompany financing	(4,078)	6,646	—	(2,568)	—	—
Distributions to minority partners	—	—	—	(168)	—	(168)
Return of capital	(185)	—	—	—	—	(185)

Net cash (used in) provided by financing activities	(4,825)	6,531	—	(2,736)	—	(1,030)

Net (decrease) increase in cash and cash equivalents	(16,915)	1,755	—	(930)	—	(16,090)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	19,391	428	—	(787)	—	19,032

Balance, end of period	$2,476	2,183	—	(1,717)	—	2,942

Consolidating Statement of Cash Flows for the First Quarter ended April 22, 2007 (unaudited; in thousands):

		Guarantors				Consolidated
	PMCI	WRG	Other	Non-Guarantors	Eliminations	PMCI

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,749)	4,214	—	42	(4,256)	(2,749)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in the earnings of subsidiaries	(4,256)	—	—	—	4,256	—
Depreciation and amortization	4,993	1,739	—	389	—	7,121
Amortization of discount	99	—	—	—	—	99
Other non-cash income and expense items	159	7	—	—	—	166
(Gain) loss on disposition of assets	12	(3)	—	—	—	9
Asset write-down	—	145	—	1	—	146
Change in partnership’s minority interests	—	—	—	162	—	162
Equity in net income of unconsolidated partnerships	—	(14)	—	—	—	(14)
Net changes in operating assets and liabilities	(3,808)	(8,624)	—	(989)	—	(13,421)

Total adjustments	(2,801)	(6,750)	—	(437)	4,256	(5,732)

Net cash used in operating activities	(5,550)	(2,536)	—	(395)	—	(8,481)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(3,321)	(1,780)	—	(317)	—	(5,418)
Proceeds from sale of assets	—	3	—	—	—	3

Net cash used in investing activities	(3,321)	(1,777)	—	(317)	—	(5,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(49)	(192)	—	—	—	(241)
Payments on long-term debt	(250)	(6)	—	—	—	(256)
Proceeds from revolver, net	9,600	—	—	—	—	9,600
Intercompany financing	(608)	943	—	(335)	—	—
Distributions to minority partners	—	52	—	(204)	—	(152)

Net cash provided by (used in) financing activities	8,693	797	—	(539)	—	8,951

Net decrease in cash and cash equivalents	(178)	(3,516)	—	(1,251)	—	(4,945)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	3,333	7,158	—	(1,422)	—	9,069

Balance, end of period	$3,155	3,642	—	(2,673)	—	4,124

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
The Company operates two restaurant concepts: (1) full-service family dining restaurants located primarily in the Midwest, Florida and Pennsylvania under the name Perkins Restaurant and Bakery, and (2) mid-priced, casual-dining restaurants, specializing in the sale of pies and other bakery items, located primarily in the western United States under the name Marie Callender’s Restaurant and Bakery.
Perkins Restaurant & Bakery
Perkins, founded in 1958, has continued to adapt its menu, product offerings and building décor to meet changing consumer preferences. The Perkins’ concept is designed to serve a variety of demographically and geographically diverse customers for a wide range of dining occasions that are appropriate for the entire family. As of April 20, 2008, the Company offered a full menu of over 90 assorted breakfast, lunch, dinner, snack and dessert items ranging in price from $3.69 to $13.69, with an average guest check of $8.67 for our Company-operated restaurants. Perkins’ signature menu items include our omelettes, secret-recipe real buttermilk pancakes, Mammoth Muffins, the Tremendous Twelve platter, salads, melt sandwiches and Butterball turkey entrees. Breakfast items, which are available throughout the day, account for approximately half of the entrees sold in our restaurants.
Perkins is a leading operator and franchisor of full-service family dining restaurants. As of April 20, 2008, we operated 163 restaurants and franchised 319 restaurants to 106 franchisees in 34 states and in 5 Canadian provinces. The footprint of our Company-operated restaurants extends over 13 states, with a significant number of restaurants in Minnesota and Florida. Our Company-operated restaurants generated average annual revenues of $1,888,000, based on the thirteen periods ended April 20, 2008.
Perkins’ franchised restaurants operate pursuant to license agreements generally having an initial term of 20 years and requiring both a royalty fee (4% of gross sales) and an advertising contribution (3% of gross sales). Franchisees pay a non-refundable license fee of $40,000 for each of their first two restaurants. Franchisees opening their third and subsequent restaurants pay a license fee of between $25,000 and $50,000 per restaurant depending on the level of assistance provided by us in opening each restaurant. Typically, franchisees may terminate license agreements upon a minimum of twelve months prior notice and upon payment of specified liquidated damages. Franchisees do not typically have express renewal rights.
For the first quarters ended April 20, 2008 and April 22, 2007, average royalties earned per franchised restaurant were approximately $18,600 and $19,100, respectively. The following number of Perkins’ license agreements have expiration dates occurring during the next five years, as indicated: 2008 — twelve; 2009 — twelve; 2010 —seventeen; 2011 — thirteen; and 2012 — six. Upon the expiration of their license agreements, franchisees typically apply for and receive new license agreements. Franchisees pay a license agreement renewal fee of $5,000 to $7,500 depending on the length of the renewal term.
Marie Callender’s Restaurant and Bakery
Marie Callender’s, founded in 1948, has one of the longest operating histories within the full-service dining sector. Marie Callender’s is known for serving quality food in a warm, pleasant atmosphere, and for its premium pies that are baked fresh daily. As of April 20, 2008, the Company offered a full menu of over 50 items ranging in price from

$5.69 to $17.99. Marie Callender’s signature menu items include pot pies, quiches, full salad bar and Sunday brunch. Day part mix is split evenly between lunch and dinner.
Marie Callender’s restaurants are mid-priced, casual dining establishments specializing in the sale of pies, operating primarily in the western United States. As of April 20, 2008, we operated 92 restaurants and franchised 42 restaurants to 25 franchisees located in four states and Mexico. The footprint of our Company-operated restaurants extends over nine states with 62 restaurants located in California. Our existing Company-operated restaurants generated average annual revenues of $2,319,000, based on the thirteen periods ended April 20, 2008.
As of April 20, 2008, of the 134 Marie Callender’s restaurants in operation: 131 restaurants were operated under the Marie Callender’s name, one under the Marie Callender’s Grill name, one under the Callender’s Grill name and one under the East Side Mario’s name. The Company owns and operates 78 Marie Callender’s restaurants, one Callender’s Grill, the East Side Mario’s restaurant (a mid-priced Italian restaurant operating in Lakewood, California) and 12 Marie Callender’s restaurants under partnership agreements. The Company has less than a 50% ownership interest in two of the partnership restaurants and a 57% to 95% ownership interest in the remaining ten locations. Franchisees owned and operated 41 Marie Callender’s restaurants and one Marie Callender’s Grill.
Marie Callender’s franchised restaurants operate pursuant to franchise agreements generally having an initial term of 15 years, and requiring both a royalty fee (normally 5% of gross sales) and, in most agreements, an advertising contribution (normally 1% of gross sales). Franchisees pay a non-refundable initial franchise fee of $25,000 and a training fee of $35,000 prior to opening a restaurant. Franchisees typically have the right to renew the franchise agreement for two terms of five years each. For the first quarters ended April 20, 2008 and April 22, 2007, average royalties earned per franchised restaurant were approximately $32,466 and $35,071, respectively. The following number of Marie Callender’s franchise agreements have expiration dates occurring during the next five years, as indicated: 2008 — four; 2009 — none; 2010 — two; 2011 — one; and 2012 — four. Upon the expiration of their franchise agreements, franchisees typically apply for and receive new franchise agreements and pay a franchise agreement renewal fee of $2,500.
Manufacturing
Foxtail manufactures pies, pancake mixes, cookie doughs, muffin batters and other bakery products for both our in-store bakeries and third-party customers. One manufacturing facility in Corona, California produces pies and other bakery products to supply the Marie Callender’s restaurants, and three facilities in Cincinnati, Ohio produce pies, pancake mixes, cookie doughs, muffin batters and other bakery products to supply the Perkins restaurants. In recent years, less than ten percent (10%) of the sales from the Corona, California plant have been to third-party customers, whereas approximately fifty percent (50%) of the sales from the Cincinnati, Ohio plants have been to third-party customers.
KEY FACTORS AFFECTING OUR RESULTS
The key factors that affect our operating results are comparable restaurant sales, which are driven by our comparable customer counts and our guest check average, and our ability to manage operating expenses, such as food cost, labor and benefits. Comparable restaurant sales is a measure of the percentage increase or decrease of the sales at restaurants open at least fifteen periods. We do not use new restaurants in our calculation of comparable restaurant sales until they are open at least fifteen periods in order to allow a new restaurant’s operations time to stabilize and provide more meaningful results.
Like much of the restaurant industry, we view comparable restaurant sales as a key performance metric, at the individual restaurant level, within regions and throughout our Company. With our information systems, we monitor comparable restaurant sales on a daily, weekly and monthly basis on a restaurant-by-restaurant basis. The primary drivers of comparable restaurant sales performance are changes in the average guest check and changes in the number of customers, or customer count. Average guest check is primarily affected by menu price changes and changes in the mix of items purchased by our customers. We also monitor entree count, which we believe is indicative of overall customer traffic patterns. To increase restaurant sales, we focus marketing and promotional efforts on increasing customer visits and sales of particular products. Restaurant sales performance is also affected by other factors, such as food quality, the level and consistency of service within both our Company-operated and franchised restaurants, the attractiveness and physical condition of both our Company-operated and franchised restaurants, as well as local and national competitive and economic factors.

For the first quarter ended April 20, 2008, Perkins’ Company-operated restaurants’ comparable sales decreased by 1.7%, and Marie Callender’s Company-operated restaurants’ comparable sales decreased by 4.6%. These declines in comparable sales resulted primarily from decreases in comparable guest counts at both concepts.
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
Revenue Recognition
Revenue at our restaurants is recognized when customers pay for products at the time of sale. This revenue reporting process is covered by our system of internal controls and generally does not require significant management judgments and estimates. However, estimates are inherent in the calculation of franchisee royalty revenue. We calculate an estimate of royalty income each period and adjust royalty income when actual amounts are reported by franchisees. A $1,000,000 change in estimated franchise sales would impact royalty revenue by $40,000 to $50,000. Historically, these adjustments have not been material.
Insurance Reserves
We are self-insured up to certain limits for costs associated with workers’ compensation claims, property claims and benefits paid under employee health care programs. At April 20, 2008 and December 30, 2007, we had total self-insurance accruals reflected in our consolidated balance sheets of approximately $7,859,000 and $7,952,000, respectively. The measurement of these costs required the consideration of historical loss experience and judgments about the present and expected levels of cost per claim. We account for the workers’ compensation costs primarily through actuarial methods, which develop estimates of the discounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet dates. We account for benefits paid under employee health care programs using historical lag information as the basis for estimating expenses incurred as of the balance sheet dates. We believe the use of these methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. However, the use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved and the length of time until the ultimate cost is known. We believe that our recorded obligations for these expenses are consistently measured on an appropriate basis. Nevertheless, changes in health care costs, accident frequency and severity and other factors, including discount rates, can materially affect estimates for these liabilities.
Long-Lived Assets
The restaurant industry is capital intensive. We capitalize the cost of improvements that extend the useful life of an asset. Repairs and maintenance costs that do not extend the useful life of an asset are expensed as incurred.
The depreciation of our capital assets over their estimated useful lives (or in the case of leasehold improvements, the lesser of their estimated useful lives or lease term) and the determination of any salvage values require management to make judgments about future events. Because we utilize many of our capital assets over relatively long periods, we periodically evaluate whether adjustments to our estimated lives or salvage values are necessary. The accuracy of these estimates affects the amount of depreciation expense recognized in a period and, ultimately, the gain or loss on the disposal of the asset. Historically, gains and losses on the disposition of assets have not been significant. However, such amounts may differ materially in the future based on restaurant performance, technological obsolescence, regulatory requirements and other factors beyond our control.
Due to the fact that we have invested a significant amount in the construction or acquisition of new restaurants, we have risks that these assets will not provide an acceptable return on our investment and an impairment of these assets may occur. The accounting test for whether an asset held for use is impaired involves first comparing the carrying value of the asset with its estimated future undiscounted cash flows. If these cash flows do not exceed the carrying value, the asset must be adjusted to its current fair value. We perform this test on each of our restaurants periodically and as indicators arise to evaluate whether impairment exists. Factors influencing our judgment include the age of the restaurant (new restaurants have significant start-up costs, which impede a reliable measure of cash flow), estimation of future restaurant performance and estimation of restaurant fair value.
Leases
Future commitments for operating leases are not reflected as a liability on our consolidated balance sheets. The determination of whether a lease is accounted for as a capital lease or as an operating lease requires management to make estimates primarily about the fair value of the asset, its estimated economic useful life and the incremental borrowing rate. We believe that we have a well-defined and controlled process for making this evaluation.
Goodwill and Intangibles
As of April 20, 2008, we had approximately $182,594,000 of goodwill and intangible assets on our consolidated balance sheet primarily resulting from an acquisition in September 2005. Accounting standards require that we review goodwill and nonamortizing intangible assets for impairment on at least an annual basis. The annual evaluation, performed as of year end, requires the use of estimates about the future cash flows of each of our reporting units to determine their estimated fair values. Changes in forecasted operations and changes in discount rates can materially affect these estimates. However, once an impairment of intangible assets has been recorded, it cannot be reversed. Impairment considerations for amortizing intangibles include decreases in the market price of a long-lived asset, adverse changes in the manner in which a long-lived asset is being used or in the physical condition of a long-lived asset, adverse changes in the legal factors that could affect the value of a long-lived asset, current cash flow loss combined with a history of cash flow losses or projections of continuing cash flow losses associated with a long-lived asset or a current expectation that a long-lived asset will be sold or disposed of significantly before the end of its previously estimated useful life.
Deferred Income Taxes
We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carry forwards. We record a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. In evaluating the need for a valuation allowance, we must make judgments and estimates on future taxable income, feasible tax planning strategies and existing facts and circumstances. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the assets’ recorded amount is adjusted and the income statement is either credited or charged, respectively, in the period during which the determination is made. We believe that the valuation allowance recorded at April 20, 2008 is adequate for the circumstances. However, subsequent changes in facts and circumstances that affect our judgments or estimates in determining the proper deferred tax assets or liabilities could materially affect recorded balances.
The Company’s accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

RESULTS OF OPERATIONS
Seasonality
Sales fluctuate seasonally and, as mentioned previously, the quarters do not all have the same time duration. Specifically, the first quarter has an extra four weeks compared to the other quarters of the fiscal year. Historically, our average weekly sales are highest in the fourth quarter (approximately October through December), resulting primarily from holiday pie sales at both Perkins and Marie Callender’s restaurants and Thanksgiving feast sales at Marie Callender’s restaurants. Therefore, the quarterly results are not necessarily indicative of results that may be achieved for the full fiscal year. Factors influencing relative sales variability, in addition to the holiday impact noted above, include the frequency and popularity of advertising and promotions, the relative sales levels of new and closed locations, other holidays and weather.
Overview
Our revenues are derived primarily from restaurant operations, franchise royalties and the sale of bakery products produced by Foxtail. Sales from Foxtail to Company-operated restaurants are eliminated in the accompanying statements of operations. Segment revenues as a percentage of total revenues were as follows:

	Percentage of Total Revenues
	First Quarter	First Quarter
	Ended	Ended
	April 20, 2008	April 22, 2007

Restaurant operations	87.2%	87.7%
Franchise operations	4.1%	4.5%
Foxtail	7.9%	7.0%
Other	0.8%	0.8%

Total revenues	100.0%	100.0%

The following table reflects certain data for the first quarter ended April 20, 2008 compared to the comparable quarter ended April 22, 2007. The consolidated information is derived from the accompanying consolidated statements of operations. Data from the Company’s segments — restaurant operations, franchise operations, Foxtail and other is included for comparison. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable revenue amount (food cost as a percentage of food sales; labor and benefits and operating expenses as a percentage of total revenues). The food cost ratio in the consolidated results reflects the elimination of intersegment food cost of $5,343,000 and $6,047,000 in the first quarters of 2008 and 2007, respectively.

	Consolidated Results		Restaurant Operations		Franchise Operations
	First Quarter Ended		First Quarter Ended		First Quarter Ended
	April 20, 2008	April 22, 2007	April 20, 2008	April 22, 2007	April 20, 2008	April 22, 2007

Food sales	$178,811	174,935	159,035	156,352	—	—
Franchise and other revenue	8,932	9,398	—	—	7,432	8,029
Intersegment revenue	(5,343)	(6,047)	—	—	—	—

Total revenues	182,400	178,286	159,035	156,352	7,432	8,029

Food cost	29.1%	28.0%	27.1%	27.4%	0.0%	0.0%
Labor and benefits	32.6%	32.7%	35.7%	35.5%	0.0%	0.0%
Operating expenses	25.7%	24.7%	28.2%	26.6%	8.2%	10.0%

Segment (loss) profit	$(7,588)	(2,749)	8,190	10,791	6,821	7,223

	Foxtail		Other (a)
	First Quarter Ended		First Quarter Ended
	April 20, 2008	April 22, 2007	April 20, 2008	April 22, 2007

Food sales	$19,776	18,583	—	—
Franchise and other revenue	—	—	1,500	1,369
Intersegment revenue	(5,343)	(6,047)	—	—

Total revenues	14,433	12,536	1,500	1,369

Food cost	63.8%	56.9%	0.0%	0.0%
Labor and benefits	13.0%	14.1%	7.0%	15.3%
Operating expenses	7.6%	9.5%	0.0%	0.0%

Segment (loss) profit	$(76)	1,507	(22,523)	(22,270)

(a)	Licensing revenue of $1,417,000 and $1,229,000 for the first quarter of 2008 and 2007, respectively, is included in the other segment revenues. The other segment loss includes corporate general and administrative expenses, interest expense and other non-operational expenses. For details of the other segment loss, see Note 7, “Segment Reporting” in the Notes to Consolidated Financial Statements.
Quarter Ended April 20, 2008 Compared to the Quarter Ended April 22, 2007
Restaurant Operations Overview
The operating results of the restaurant segment are impacted mainly by the following industry-wide factors: competition, comparable store sales and guest counts, restaurant openings and closings, labor and employee benefit expenses, commodity prices, energy prices, governmental legislation, general economy and weather.
Total restaurant segment revenues increased by $2,683,000 in the first quarter of 2008, due primarily to the sales from new Perkins restaurants, partially offset by comparable sales declines at both Perkins and Marie Callender’s restaurants. Since the end of the first quarter of 2007, the Company has opened eight new Perkins restaurants, acquired three Perkins restaurants from franchisees and closed two Perkins restaurants. The Company also acquired one Marie Callender’s restaurant from a franchisee and closed one underperforming Marie Callender’s restaurant during the same time period.

Perkins restaurants’ comparable sales decreased by 1.7% and Marie Callender’s restaurants’ comparable sales decreased by 4.6% in the first quarter of 2008 as compared to the first quarter of 2007. These declines in comparable sales resulted primarily from a decrease in comparable guest counts at both concepts.
Restaurant segment income decreased by $2,601,000 in the first quarter of 2008 compared to a year ago, primarily due to increases in commodity costs, labor and benefits, utilities, rent and advertising expenses. In spite of higher commodity costs, food cost, as a percentage of food sales, decreased due primarily to better cost controls and higher menu prices. Labor and benefits, as a percentage of total revenues, increased from 35.5% to 35.7% as lower sales volumes decreased labor efficiency. Advertising expense increased due to increased local and regional marketing efforts, and rent expense increased as a result of new store leases.
Franchise Operations Overview
The results of the franchise operations are mainly impacted by the same factors as those impacting the Company’s restaurant segment, excluding the operating cost factors since franchise segment income is earned primarily through royalty revenues.
Franchise revenues decreased $597,000 in the first quarter of 2008 compared to the prior year’s first quarter. During the first quarter of 2008, royalty revenue decreased by $377,000 due to a decline in comparable customer counts and by $220,000 due to lower franchise fees and renewal fees.
Since the end of the first quarter of 2007, Perkins’ franchisees have opened five restaurants, closed six restaurants and sold three restaurants to the Company. Over the same time period, Marie Callender’s franchisees have opened one new restaurant, closed four restaurants and sold one franchised restaurant to the Company.
Foxtail Overview
The operating results of Foxtail are impacted mainly by the following factors: external customer base, labor and employee benefit expenses, commodity prices, energy prices, governmental legislation, Perkins and Marie Callender’s restaurant openings and closings, food safety requirements and the general economy.
Foxtail’s net revenues increased $1,897,000 from the prior year’s first quarter due primarily to a $930,000 increase in sales in the first quarter to one contractual customer. The segment had a net loss of $76,000 in the first quarter of 2008 compared to a $1,507,000 net profit in the first quarter of 2007, resulting primarily from higher food costs and higher product rebates and allowances in 2008.
Revenues
Total revenues increased $4,114,000 in the first quarter of 2008 compared to the first quarter of 2007. The increase was primarily due to a $2,683,000 increase in sales in the restaurant segment and a $1,897,000 increase in sales in the Foxtail segment.
Restaurant segment revenues of $159,035,000 and $156,352,000 in the first quarters of 2008 and 2007, respectively, accounted for 87.2% and 87.7% of total revenues, respectively. The increase in revenues resulted primarily from the operations of the eleven new Perkins Company-operated restaurants.
Franchise segment revenues of $7,432,000 and $8,029,000 in the first quarters of 2008 and 2007, respectively, accounted for 4.1% and 4.5% of total revenues, respectively. During the first quarter of 2008, royalty revenue decreased $377,000 due to a decline in comparable customer counts and by $220,000 due to lower franchise fees and renewal fees.
Foxtail revenues increased $1,897,000 in the first quarter of 2008 compared to the same quarter of 2007. The increase was due primarily to a $930,000 increase in sales in the first quarter to one contractual customer.

Costs and Expenses
Food Cost
Consolidated food cost was 29.1% and 28.0% of food sales in the first quarters of 2008 and 2007, respectively. This increase of 1.1% was due primarily to higher commodity costs that affected all segments.
Restaurant segment food cost was 27.1% and 27.4% of food sales in the first quarters of 2008 and 2007, respectively, as the impact of higher commodity costs were fully offset by menu price increases. In the Foxtail segment, food cost was 63.8% and 56.9% of food sales in the first quarters of 2008 and 2007, respectively. This increase of 6.9% resulted primarily from higher commodity costs and increased sales of thrift value inventory.
Labor and Benefits Expenses
Consolidated labor and benefits expenses were 32.6% and 32.7% of total revenues in the first quarters of 2008 and 2007, respectively. Restaurant segment labor and benefits increased by 0.2% in 2008 due primarily to increases in the average wage rate, which was impacted by federal and state minimum wage legislation. However, these additive factors were substantially offset by improved labor cost controls. Labor and benefits in the Foxtail segment decreased by 1.1% in 2008 due primarily to headcount reductions.
Operating Expenses
Total operating expenses of $46,953,000 in the first quarter of 2008 increased by $2,859,000 as compared to the first quarter of 2007. Total operating expenses, as a percentage of total revenues, were 25.7% and 24.7% in the first quarters of 2008 and 2007, respectively. Approximately 95.5% and 94.2% of total operating expenses in the first quarters of 2008 and 2007, respectively, were incurred in the restaurant segment. The most significant components of operating expenses were rent, utilities, advertising, restaurant supplies, repair and maintenance and property taxes. In the restaurant segment, operating expenses, as a percentage of restaurant food sales, increased by 1.6% in the first quarter of 2008 due primarily to increased advertising, utilities, general liability insurance and rent expense. Advertising expense increased due to increased local and regional marketing efforts, and rent expense increased as a result of new store leases. Operating expenses in the Foxtail segment decreased by approximately $265,000.
General and Administrative Expenses
The most significant components of general and administrative (“G&A”) expenses were corporate labor and benefits, occupancy costs and outside services. G&A expenses were 8.2% and 8.0% of total revenues in the first quarters of 2008 and 2007, respectively. The increase is due to severance accrued for two former Company executives and was primarily offset by a reduction in corporate incentive compensation.
Transaction Costs
The Company has classified certain expenses directly attributable to prior acquisitions and combinations and certain non-recurring expenses incurred as a result of prior acquisitions and combinations as transaction costs on the consolidated statements of operations. There were no transaction costs incurred in the first quarter of 2008. In the first quarter of 2007, there were $184,000 of transaction costs.
Depreciation and Amortization
Depreciation and amortization expense was $7,606,000 and $7,121,000 in the first quarters of 2008 and 2007, respectively. This increase is primarily due to the depreciation of asset additions resulting from new Company-owned Perkins restaurants.
Interest, net
Interest, net was $10,277,000 (5.6% of total revenues) in the first quarter of 2008 compared to $9,481,000 (5.3% of total revenues) in the first quarter of 2007. This increase was primarily due to a 250 basis point increase in the interest rate margins on the Company’s Revolver and Term Loan as mandated by the amendment to the related credit agreement in March 2008 (see Capital Resources and Liquidity) and to an increase in the average debt outstanding during the first quarter of 2008 as compared to the first quarter of 2007.
Taxes
The effective income tax rates for the first quarters ended April 20, 2008 and April 22, 2007 were 2.5% and 0.0%, respectively. Our rates differ from the statutory rate primarily due to a valuation allowance against deferred tax deductions, losses and credits. The effective income tax rate for April 20, 2008 reflects current tax expense that cannot be offset by losses and credits.
In March 2008, the Company filed a request with the Internal Revenue Service to resolve several uncertain tax positions with respect to Marie Callender’s historical taxable revenue and expense recognition. The Company’s tax provision for the first quarter of 2008 reflects the recognition of $1,891,000 of unrecognized tax benefits that were fully offset by a valuation allowance.
As of April 20, 2008 and December 30, 2007, the Company had approximately $2,201,000 and $4,092,000, respectively, of unrecognized tax benefits that, if recognized, would impact the Company’s effective income tax rates. As of April 20, 2008 and December 30, 2007, the Company had $1,160,000 and $3,010,000, respectively, of unrecognized tax benefits reducing federal and state net operating loss carry forwards and federal credit carry forwards that, if recognized, would be subject to a valuation allowance. The Company expects that the total amount of its gross unrecognized tax benefits will decrease between $1,900,000 and $2,500,000 within the next 12 months due to federal and state settlements and the expiration of statutes, and approximately $338,000 of the gross unrecognized tax benefits related to federal and state net operating loss carry forwards are expected to decrease within the next 12 months.
CAPITAL RESOURCES AND LIQUIDITY
Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. In September 2005, the Company issued $190,000,000 of unsecured 10% Senior Notes due October 1, 2013. In May 2006, the Company entered into a Credit Agreement with several banks, making available the following: (1) a five-year revolving credit facility of up to $40,000,000, including a sub-facility for letters of credit in an amount not to exceed $25,000,000 and a sub-facility for swingline loans in an amount not to exceed $5,000,000; and (2) a seven-year term loan credit facility not to exceed $100,000,000. As of April 20, 2008, the Company had approximately $319,713,000 of debt outstanding consisting of $306,119,000 in debt from the 10% Senior Notes, the Revolver and the Term Loan and $13,594,000 of capital lease obligations.
All amounts under the Credit Agreement bear interest at floating rates based on the agent’s base rate, which is generally the bank’s prime rate, plus an applicable margin or on the LIBOR rate plus an applicable margin. Margins on the Revolver range from 325 to 425 basis points for base rate loans and from 425 to 525 basis points for LIBOR loans. Margins on the Term Loan are fixed at 425 and 525 basis points, respectively. All indebtedness under the Credit Agreement is collateralized by a first priority lien on substantially all of the assets of the Company and its wholly-owned subsidiaries. As of April 20, 2008, our Revolver permitted borrowings of up to approximately $9,746,000 (after giving effect to $19,500,000 in borrowings and $10,754,000 in letters of credit outstanding). The letters of credit are primarily utilized in conjunction with our workers’ compensation programs.
Our debt agreements contain certain financial covenants of which we are currently in compliance. A default or violation of the financial covenants under the Credit Agreement could also result in a default on Senior Notes. In the event of such a default and under certain circumstances, the trustee or the holders of the Senior Notes could then declare the respective notes due and payable immediately. As of December 30, 2007, the Company violated the leverage ratio covenant in the Credit Agreement. On March 14, 2008, the Company executed an amendment to the Credit Agreement that waived the December 30, 2007 covenant violation, modified the financial covenants and increased interest rate margins by 250 basis points on both the Term Loan and the Revolver.
The Company’s ability to service its indebtedness requires a significant amount of cash. Its ability to generate this cash will depend largely on future operations (including future sales, expansion plans, cost reduction plans, competitive factors, and economic conditions, among others). The results of these conditions could require the Company to seek additional funds from external sources, to refinance all or a portion of its existing indebtedness in order to meet liquidity requirements, and/or to make additional considerations or seek additional waivers of financial ratios.
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
Working Capital and Cash Flows
At April 20, 2008, we had a negative working capital balance of $34.6 million. Like many other restaurant companies, the Company is able to, and may more often than not, operate with negative working capital. We are able to operate with a substantial working capital deficit because (1) restaurant revenues are received primarily on a cash and near-cash basis with a low level of accounts receivable, (2) rapid turnover results in a limited investment in inventories and (3) accounts payable for food and beverages usually become due after the receipt of cash from the related sales.
The following table sets forth summary cash flow data for the first quarters ended April 20, 2008 and April 22, 2007 (in thousands):

	First Quarter	First Quarter
	Ended	Ended
	April 20, 2008	April 22, 2007

Cash flows used in operating activities	$(9,332)	$(8,481)
Cash flows used in investing activities	(5,728)	(5,415)
Cash flows (used in) provided by financing activities	(1,030)	8,951
Operating activities
Cash used in operating activities increased by $851,000 for the first quarter ended April 20, 2008 compared to the first quarter ended April 22, 2007. The increase resulted from 2008’s higher net loss, substantially offset by less impact in 2008 from net changes in operating assets and liabilities.
Investing activities
Cash flows used in investing activities for the first quarter ended April 20, 2008 increased to $5,728,000 compared to $5,415,000 for the first quarter ended April 22, 2007. Substantially all cash flows used in investing activities were used for capital expenditures.
Capital expenditures consisted primarily of restaurant improvements, restaurant remodels, and equipment packages for new restaurants. The following table summarizes capital expenditures for each quarter presented (in thousands):

	First Quarter	First Quarter
	Ended	Ended
	April 20, 2008	April 22, 2007

New restaurants	$1,187	$1,232
Restaurant improvements	2,284	2,145
Restaurant remodeling and reimaging	970	1,087
Manufacturing plant improvements	726	332
Other	561	622

Total capital expenditures	$5,728	$5,418

Our capital budget for 2008 is approximately $17,200,000 and includes plans to open four new Company-operated Perkins restaurants. For the first quarter ended April 20, 2008, we opened one Company-operated Perkins restaurant. The source of funding for these expenditures is expected to be from cash provided by operations and the Revolver. Capital spending could vary significantly from planned amounts as certain of these expenditures are discretionary in nature.
Financing activities
Cash flows used in financing activities for the quarter ended April 20, 2008 were $1,030,000 compared to cash flows provided by financing activities of $8,951,000 for the quarter ended April 22, 2007. During the first quarter of 2008, the primary cash outflows included $1,056,000 of debt issuance costs related to the amended Credit Agreement and net payments of $506,000 and $500,000 on the Term Loan and Revolver, respectively, partially offset by lessor financing of $1,542,000 on new restaurant leases. During the first quarter of 2007, the primary cash flows included net proceeds of $9,600,000 from the Revolver.
CASH CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
Cash Contractual Obligations
Our cash contractual obligations presented in the Company’s 2007 Annual Report on Form 10-K have not changed significantly. However, upon adoption of FIN 48, we have unrecognized tax benefits that, based on uncertainties associated with the items, prevents us from making reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities.
RECENT ACCOUNTING PRONOUNCEMENTS
The following are recent accounting standards adopted or issued that could have an impact on our Company.
Intangible Assets
In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the provisions of this FSP.
Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133.” This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk-related contingencies in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the provisions of this statement.
Business Combinations
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquiring entity in a business combination recognizes and measures the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and sets the disclosure requirements regarding the information needed to evaluate and understand the nature and financial effect of the business combination. This statement will be effective prospectively for business combinations closing on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the provisions of this statement.

Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.” This statement clarifies that a noncontrolling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and noncontrolling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the noncontrolling interest. This statement will be effective prospectively for fiscal years beginning after December 15, 2008, with presentation and disclosure requirements applied retrospectively to comparative financial statements. The Company is currently evaluating the provisions of this statement.
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This statement permits an entity to measure certain financial assets and financial liabilities at fair value, which would result in the reporting of unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions, as long as it is applied to the instrument in its entirety. The statement establishes presentation and disclosure requirements to help financial statement users understand the effect of an entity’s election on its earnings, but does not eliminate the disclosure requirements of other accounting standards. The Company has elected not to apply the fair value option to any of its financial assets or liabilities.
Fair Value Measurement
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosures about the use of fair value to measure assets and liabilities. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. In February 2008, the FASB released FSP No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. In accordance with FSP 157-2, we adopted SFAS 157 on January 1, 2008 only with respect to financial assets and liabilities. The adoption of SFAS 157 on January 1, 2008 for financial assets and liabilities did not have a material impact on our financial position, results of operations or cash flows. Our financial instruments, which are reported at fair value, consist of long-term investments in marketable securities that are held in trust for payment of non-qualified deferred compensation. Fair value for these investments is based on readily available market prices.
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
Interest Rate Risk. Our primary market risk is interest rate exposure with respect to our floating rate debt. In the future, we may decide to employ a hedging strategy through derivative financial instruments to reduce the impact of adverse changes in interest rates. We do not plan to hold or issue derivative instruments for trading purposes. As of April 20, 2008, our Revolver permitted borrowings of up to approximately $9,746,000 (after giving effect to $19,500,000 in borrowings and $10,754,000 in letters of credit outstanding). Borrowings under the Term Loan and the Revolver are subject to variable interest rates. For the twelve months ended April 20, 2008, a 100 basis point change in interest rates (assuming $98,250,000 was outstanding under the Term Loan and $40,000,000 was outstanding under the Revolver) would have impacted us by approximately $1,380,000.
Foreign Currency Exchange Rate Risk. We conduct foreign operations in Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated and other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of April 20, 2008, to be material.
Commodity Price Risk. Many of the food products and other operating essentials purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, changes in global demand, production problems, delivery difficulties and other factors that are beyond our control. Our supplies and raw materials are available from several sources, and we are not dependent upon any single source for these items. If any existing suppliers fail or are unable to deliver in quantities required by us, we believe that there are sufficient other quality suppliers in the marketplace such that our sources of supply can be replaced as necessary. At times we enter into purchase contracts of one year or less or purchase bulk quantities for future use of certain items in order to control commodity-pricing risks. Certain significant items that could be subject to price fluctuations are beef, pork, coffee, eggs, dairy products, wheat products and corn products. We believe that we will be able to pass through increased commodity costs by adjusting menu pricing in most cases.

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
Based on the results of our review, the determination was made that there were no control deficiencies that represented material weaknesses in our disclosure controls and procedures. As a result of this determination, the Company’s management, including the Company’s CEO and CFO, concluded that our disclosure controls and procedures were effective as of April 20, 2008.
There were no changes in our internal control over financial reporting during the quarter ended April 20, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
As reported in the Company’s Form 10-K for the fiscal year ended December 30, 2007, we are party to various legal proceedings in the ordinary course of business. There have been no material developments with regard to these proceedings, either individually or in the aggregate, that are likely to have a material adverse effect on the Company’s financial position or results of operations.
ITEM 1A. Risk Factors
There have been no material changes with regard to the risk factors previously disclosed under the caption “Risk Factors” in Item 1a of the Company’s Form 10-K for the fiscal year ended December 30, 2007.
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

PERKINS & MARIE CALLENDER’S INC.
DATE: June 4, 2008	BY:	/s/ Fred T. Grant, Jr.
Fred T. Grant, Jr.
Chief Financial Officer