Form 10-K/A
PERKINS & MARIE CALLENDER'S INC
filed 2008-08-21
CIK 1047040

-------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)


                                   (MARK ONE)

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 2007

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _______________

                        COMMISSION FILE NUMBER 333-131004

                        PERKINS & MARIE CALLENDER'S INC.
 ------------------------------------------------------------------------------
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

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):


Large accelerated filer [ ]    Accelerated filer [ ]               Non-accelerated filer |X|           Smaller reporting company [ ]
                                                       (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No |X|

As of December 30, 2007, the last day of our fiscal year, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $___ based on the closing sale price as reported on the (applicable exchange). NOT APPLICABLE

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.

Class: COMMON STOCK, $.01 PAR VALUE PER SHARE           Outstanding as of August 19, 2008:  10,820 SHARES

Documents incorporated by reference: NONE

-------------------------------------------------------------------------------

                                TABLE OF CONTENTS


EXPLANATORY NOTE.............................................................. 3


PART II
   Item 9A(T). Controls and Procedures........................................ 3


PART IV
   Item 15. Exhibits and Financial Statement Schedules....................... 4

SIGNATURES................................................................... 5

Ex-31.1 Section 302 Certification
Ex-31.2 Section 302 Certification

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the "Amendment") amends the Annual Report on Form 10-K (the "Original Annual Report") for the year ended December 30, 2007, which was originally filed with the Securities and Exchange Commission (the "SEC") on March 27, 2008. We have modified Part II, Item 9A(T), "Controls and Procedures," in this Amendment to indicate that management has performed its assessment of internal control over financial reporting as of December 30, 2007 and to include the required management's annual report on internal control over financial reporting. In addition, we are also including current Exhibits 31.1 and 31.2, the certifications of our Chief Executive Officer and Chief Financial Officer required by Regulation S-K Item 601(31)(i) as of the date of this Amendment, to include certain additional language that was omitted from said certifications in connection with the filing of Original Annual Report.

Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Annual Report. This Amendment does not reflect events occurring after the filing of the Original Annual Report or modify or update those disclosures, including the exhibits to the Original Annual Report affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report.

PART II

ITEM 9A(T).  CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES. As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined under the SEC's rules) was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that Perkins and Marie Callender's Inc. (the "Company") filed under the Securities Exchange Act of 1934 (the "Exchange Act") is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 30, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, Internal Control - Integrated Framework. Based on this evaluation and those criteria, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 30, 2007, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the fourth fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

      (a) 3. EXHIBITS:

EXHIBIT NO.

*31.1 Chief Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

*31.2 Chief Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.
------------

*      Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized, on this the 20th day of August, 2008.

                                        PERKINS & MARIE CALLENDER'S INC.

                                        By: /s/ Joseph F. Trungale
                                            -----------------------------------
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on this the 20th day of August, 2008.

Signature                                       Title

/s/ Joseph F. Trungale      President and Chief Executive Officer
-------------------------- (Principal Executive Officer)
Joseph F. Trungale

/s/ Fred T. Grant, Jr.     Executive Vice President and Chief Financial Officer
-------------------------- (Principal Financial and Accounting Officer)
Fred T. Grant, Jr.

We have not sent, and do not intend to send, an annual report to security holders covering our last fiscal year, nor have we sent a proxy statement, form of proxy or other soliciting material to our security holders with respect to any annual meeting of security holders.

EXHIBIT 31.1

CERTIFICATIONS

I, Joseph F. Trungale, certify that:

1. I have reviewed this annual report on Form 10-K/A of Perkins & Marie Callender's Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 20, 2008                BY: /s/ Joseph F. Trungale
                                         -------------------------------------
                                     Joseph F. Trungale
                                     President and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Fred T. Grant, Jr., certify that:

1. I have reviewed this annual report on Form 10-K/A of Perkins & Marie Callender's Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 20, 2008                BY: /s/ Fred T. Grant, Jr.
                                         ---------------------------------------
                                     Fred T. Grant, Jr.
                                     Executive Vice President and
                                     Chief Financial Officer