Form 10-Q
period 2008-07-13
PERKINS & MARIE CALLENDER'S INC
filed 2008-08-27
CIK 1047040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 13, 2008
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
Yes ☐            No ☑
Number of shares of common stock outstanding as of July 13, 2008: 10,820.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Second Quarter	Second Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	July 13, 2008	July 15, 2007	July 13, 2008	July 15, 2007
REVENUES:
Food sales	$123,953	122,702	297,421	291,590
Franchise and other revenue	7,013	7,408	15,945	16,806

Total revenues	130,966	130,110	313,366	308,396

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	37,159	33,685	87,561	81,008
Labor and benefits	43,199	42,048	102,688	100,369
Operating expenses	34,168	32,590	81,121	76,684
General and administrative	10,098	10,676	25,115	24,900
Transaction costs	—	568	—	752
Depreciation and amortization	5,764	5,769	13,370	12,890
Interest, net	8,026	7,217	18,303	16,698
Asset impairments and closed store expenses	477	(146)	553	9
Other, net	(31)	344	(90)	314

Total costs and expenses	138,860	132,751	328,621	313,624

Loss before income taxes and minority interests	(7,894)	(2,641)	(15,255)	(5,228)
Provision for income taxes	(141)	—	(322)	—
Minority interests	(30)	(82)	(76)	(244)

NET LOSS	$(8,065)	(2,723)	(15,653)	(5,472)

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 13,	December 30,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,846	19,032
Restricted cash	8,757	10,098
Receivables, less allowances for doubtful accounts of $732 and $1,542 in 2008 and 2007, respectively	17,550	17,221
Inventories	14,151	13,239
Prepaid expenses and other current assets	5,887	5,732

Total current assets	49,191	65,322

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $119,427 and $109,441 in 2008 and 2007, respectively	98,451	99,311
INVESTMENT IN UNCONSOLIDATED PARTNERSHIP	43	53
GOODWILL	30,038	30,038
INTANGIBLE ASSETS, net of accumulated amortization of $18,824 and $17,494 in 2008 and 2007, respectively	151,986	153,316
DEFERRED INCOME TAXES	226	242
OTHER ASSETS	14,107	14,660

TOTAL ASSETS	$344,042	362,942

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par and share amounts)

	July 13,	December 30,
	2008	2007
	(Unaudited)
LIABILITIES AND STOCKHOLDER’S INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$25,721	25,559
Accrued expenses	50,125	52,621
Accrued income taxes	235	—
Franchise advertising contributions	6,509	5,940
Current maturities of long-term debt and capital lease obligations	1,386	9,464

Total current liabilities	83,976	93,584

CAPITAL LEASE OBLIGATIONS, less current maturities	13,882	11,987
LONG-TERM DEBT, less current maturities	301,626	298,009
DEFERRED RENT	14,467	13,467
OTHER LIABILITIES	15,710	15,520

MINORITY INTERESTS IN CONSOLIDATED PARTNERSHIPS	185	333

STOCKHOLDER’S INVESTMENT:
Common stock, $.01 par value; 100,000 shares authorized; 10,820 issued and outstanding	1	1
Additional paid-in capital	137,738	137,923
Accumulated other comprehensive income	78	86
Accumulated deficit	(223,621)	(207,968)

Total stockholder’s investment	(85,804)	(69,958)

TOTAL LIABILITIES AND STOCKHOLDER’S INVESTMENT	$344,042	362,942

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Year-to-Date	Year-to-Date
	Ended	Ended
	July 13, 2008	July 15, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,653)	(5,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,370	12,890
Asset impairment costs	517	394
Amortization of debt discount	178	173
Other non-cash income and expense items	(180)	309
Loss (gain) on disposition of assets	36	(385)
Minority interests	76	244
Equity in net loss of unconsolidated partnership	10	35
Net changes in operating assets and liabilities	1,107	(12,055)

Total adjustments	15,114	1,605

Net cash used in operating activities	(539)	(3,867)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,666)	(11,190)
Proceeds from sale of assets	—	3

Net cash used in investing activities	(11,666)	(11,187)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) revolver, net	(3,800)	10,500
Repayment of capital lease obligations	(242)	(403)
Repayment of other long-term debt	(760)	(510)
Debt amendment costs	(1,056)	—
Lessor financing of new restaurants	2,286	—
Distributions to minority partners	(224)	(200)
Repurchase of equity ownership units	(185)	—

Net cash (used in) provided by financing activities	(3,981)	9,387

NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,186)	(5,667)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	19,032	9,069

Balance, end of period	$2,846	3,402

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S INVESTMENT
(Unaudited)
(In thousands)

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Accumulated
	Stock	Capital	Income	Deficit	Total

Balances at December 31, 2006	$1	136,131	13	(191,816)	(55,671)

Cumulative adjustment	—	—	—	183	183
Capital contribution	—	1,792	—	—	1,792

Net loss	—	—	—	(16,335)	(16,335)
Currency translation adjustment	—	—	73	—	73

Total comprehensive loss					(16,262)

Balances at December 30, 2007	1	137,923	86	(207,968)	(69,958)

Repayment of equity ownership units	—	(185)	—	—	(185)

Net loss	—	—	—	(15,653)	(15,653)
Currency translation adjustment	—	—	(8)	—	(8)

Total comprehensive loss					(15,661)

Balances at July 13, 2008	$1	137,738	78	(223,621)	(85,804)

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Organization
Perkins & Marie Callender’s Inc., together with its consolidated subsidiaries, (the “Company”, “PMCI”, “we” or “us”), is a wholly-owned subsidiary of Perkins & Marie Callender’s Holding Inc. (“PMCH”). PMCH is a wholly-owned subsidiary of Perkins & Marie Callender’s Holding Corp. (“P&MC Holding Corp.”), which is a wholly-owned subsidiary of Perkins & Marie Callender’s Holding LLC (“P&MC Holding LLC”). The Company is the sole equity holder of Wilshire Restaurant Group, LLC (“WRG”).
The Company operates two primary restaurant concepts: (1) full-service family dining restaurants located primarily in the Midwest, Florida and Pennsylvania under the name Perkins Restaurant and Bakery (“Perkins”) and (2) mid-priced, casual-dining restaurants, specializing in the sale of pie and other bakery items, located primarily in the western United States under the name Marie Callender’s Restaurant and Bakery (“Marie Callender’s”).
Through our bakery goods manufacturing segment (“Foxtail”), we also offer pies, muffin batters, cookie doughs, pancake mixes, and other food products for sale to our Perkins and Marie Callender’s Company-operated and franchised restaurants and to food service distributors.
WRG owns 100% of the outstanding common stock of Marie Callender Pie Shops, Inc. (“MCPSI”), a California corporation. MCPSI owns and operates restaurants and has granted franchises under the name Marie Callender’s and Marie Callender’s Grill. MCPSI also owns 100% of the outstanding common stock of M.C. Wholesalers, Inc., a California corporation. M.C. Wholesalers, Inc. operates a commissary that produces bakery goods. MCPSI also owns 100% of the outstanding common stock of FIV Corp., a Delaware corporation that owns and operates one restaurant under the name East Side Mario’s.
(2) Basis of Presentation
The consolidated interim financial statements included in this report have been prepared by the Company without audit in accordance with U.S. generally accepted accounting principles. In the opinion of the Company’s management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve royalty revenue recognition and provisions for related uncollectible accounts, asset impairments, self-insurance accruals and valuation allowances for income taxes.
The results of operations for the interim period ended July 13, 2008 are not necessarily indicative of operating results for the full year. The consolidated interim financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s 2007 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2008.
(3) Accounting Reporting Period
Our financial reporting is based on thirteen four-week periods ending on the last Sunday in December. The first quarter each year includes four four-week periods, and the second, third and fourth quarters each typically include three four-week periods. The first and second quarters of 2008 ended April 20 and July 13, respectively. The third and fourth quarters of 2008 will end October 5 and December 28, respectively.
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
As of July 13, 2008, three Perkins franchisees otherwise unaffiliated with the Company owned 91, or 29%, of the 318 franchised restaurants, consisting of 43, 27 and 21 restaurants, respectively. During the second quarter of 2008, these three Perkins franchisees provided royalties and license fees of $473,000, $354,000 and $363,000, respectively. During the year-to-date period ended July 13, 2008, these same three franchisees provided royalties and license fees of $1,055,000, $783,000 and $820,000, respectively.
As of July 13, 2008, three Marie Callender’s franchisees otherwise unaffiliated with the Company owned 13, or 31%, of the 42 franchised restaurants, consisting of five, four and four restaurants, respectively. During the second quarter of 2008, these three Marie Callender’s franchisees provided royalties and license fees of $128,000, $111,000 and $74,000, respectively. During the year-to-date period ended July 13, 2008, these same three franchisees provided royalties and license fees of $313,000, $268,000 and $172,000, respectively.
The Company has arrangements with several different parties to whom territorial rights were granted in exchange for specified payments. The Company makes specified payments to those parties based on a percentage of gross sales from certain Perkins restaurants and for new Perkins restaurants opened within those geographic regions. During the second quarters of 2008 and 2007, we paid an aggregate of $679,000 and $687,000, respectively, and during the year-to-date periods of 2008 and 2007, we paid an aggregate of $1,482,000 and $1,486,000, respectively, under such arrangements. Three such agreements are currently in effect. Of these, one expires in the year 2075, one expires upon the death of the beneficiary and the remaining agreement remains in effect as long as we operate Perkins restaurants in certain states.
(5) Supplemental Cash Flow Information
The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the year-to-date periods ended July 13, 2008 and July 15, 2007 consists of the following (in thousands):

	Year-to-Date	Year-to-Date
	Ended	Ended
	July 13, 2008	July 15, 2007
Decrease (increase) in:
Receivables	$(160)	(1,267)
Inventories	(912)	(2,893)
Prepaid expenses and other current assets	(155)	(2,030)
Other assets	1,642	699

Increase (decrease) in:
Accounts payable	129	(2,160)
Accrued expenses and other current liabilities	654	(5,010)
Other liabilities	(91)	606

Net changes in operating assets and liabilities	$1,107	(12,055)

(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	July 13,	December 30,
	2008	2007
Payroll and related benefits	$14,810	16,016
Interest	7,283	6,310
Gift cards and gift certificates	5,464	7,099
Property, real estate and sales taxes	5,267	4,325
Management fees	4,032	4,065
Insurance	1,310	1,539
Advertising	1,218	937
Other	10,741	12,330

Total accrued expenses	$50,125	52,621

(7) Segment Reporting
We have three reportable segments: restaurant operations, franchise operations, and Foxtail. The restaurant operations include the operating results of Company-operated Perkins and Marie Callender’s restaurants. The franchise operations include revenues and expenses directly attributable to franchised Perkins and Marie Callender’s restaurants. Foxtail’s operations consist of four manufacturing plants: one in Corona, California and three in Cincinnati, Ohio.
Restaurant operations operate principally in the U.S. within the family dining and casual dining industries, providing similar products to similar customers. Revenues from restaurant operations are derived principally from food and beverage sales to external customers. Our concepts’ operations exhibit similar operating characteristics (including food and labor costs which result in similar long-term average gross margins). Revenues from franchise operations consist primarily of royalty income earned on the revenues generated at franchisees’ restaurants and initial franchise fees. The revenue and cost structure of our franchise operations exhibit similar long-term operating characteristics. Revenues from Foxtail are generated by the sale of food products to both Company-operated and franchised Perkins and Marie Callender’s restaurants, as well as to unaffiliated customers outside the Perkins and Marie Callender’s system. Foxtail’s sales to Company-operated restaurants are eliminated for reporting purposes. The revenues in the “other” segment are primarily licensing revenues.

The following table presents revenues and other financial information by business segment (in thousands):

	Second Quarter	Second Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	July 13, 2008	July 15, 2007	July 13, 2008	July 15, 2007
Revenues

Restaurant operations	$114,353	112,897	273,387	269,248
Franchise operations	5,737	6,203	13,169	14,233
Foxtail	13,689	13,619	33,465	32,201
Intersegment revenue	(4,088)	(3,812)	(9,431)	(9,859)
Other	1,275	1,203	2,776	2,573

Total	$130,966	130,110	313,366	308,396

Segment net income (loss)

Restaurant operations	5,415	8,196	13,605	18,988
Franchise operations	5,263	5,721	12,084	12,944
Foxtail	(1,809)	1,033	(1,885)	2,540
Other	(16,934)	(17,673)	(39,457)	(39,944)

Total	$(8,065)	(2,723)	(15,653)	(5,472)

	July 13,	December 30,
	2008	2007
Segment Assets

Restaurant operations	136,801	140,848
Franchise operations	122,067	121,199
Foxtail	42,801	42,329
Other	42,373	58,566

Total	$344,042	362,942

The components of the other segment loss are as follows (in thousands):

	Second Quarter	Second Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	July 13, 2008	July 15, 2007	July 13, 2008	July 15, 2007
General and administrative expenses	$8,717	9,554	21,102	22,128
Depreciation and amortization expenses	773	1,143	1,784	2,045
Interest expense, net	8,026	7,217	18,303	16,698
Gain on disposition of assets, net	192	(394)	36	(385)
Asset write-down	285	248	517	394
Transaction costs	—	568	—	752
Provision for income taxes	141	—	322	—
Minority interests	30	82	76	244
Licensing revenue	(1,204)	(1,093)	(2,621)	(2,322)
Other	(26)	348	(62)	390

Total other segment loss	$16,934	17,673	39,457	39,944

(8) Long-Term Debt
Our credit facilities (the “Credit Agreement”) provide: (1) a five-year revolving credit facility of up to $40,000,000, including a sub-facility for letters of credit in an amount not to exceed $25,000,000 and a sub-facility for swingline loans in an amount not to exceed $5,000,000 (the “Revolver”); and (2) a seven-year term loan credit facility not to exceed $100,000,000 (the “Term Loan”). All amounts under the Credit Agreement bear interest at floating rates based on the agent’s base rate, which is generally the bank’s prime rate, plus an applicable margin, or the LIBOR rate, plus an applicable margin. Margins on the Revolver range from 325 to 425 basis points for base rate loans and from 425 to 525 basis points for LIBOR loans. Margins on the Term Loan are fixed at 425 basis points for base rate loans and 525 basis points for LIBOR rate loans. The average interest rates on aggregate Credit Agreement borrowings were 8.5% and 8.3% on July 13, 2008 and July 15, 2007, respectively. As of July 13, 2008, the Revolver permitted additional borrowings of approximately $12,968,000, after giving effect to $16,200,000 in outstanding borrowings and $10,832,000 in outstanding letters of credit. The letters of credit are primarily utilized in conjunction with the Company’s workers’ compensation programs. In addition, as of July 13, 2008, borrowings of $98,000,000 were outstanding under the Term Loan.
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
Pursuant to the 10% Senior Notes and the Credit Agreement, the Company is subject to certain restrictions that limit additional indebtedness. Additionally, among other restrictions, the Credit Agreement limits the Company’s capital expenditures and requires us to maintain specified financial ratios. As of December 30, 2007, the Company was not in compliance with the leverage ratio covenant set forth in the Credit Agreement. On March 14, 2008, the Company executed an amendment to the Credit Agreement that waived the December 30, 2007 covenant non-compliance, modified the financial covenants and increased interest rate margins by 250 basis points on both the Term Loan and the Revolver. Currently, we are in compliance with the financial covenants contained in our debt agreements. As of the end of the Company’s third fiscal quarter, the Company may cease to be in compliance with certain financial covenants contained in the Credit Agreement. If we cease to be in compliance with these covenants, the lenders may, among other things, terminate their commitments under the Revolver, charge us interest at the default rate specified in the Credit Agreement and accelerate the repayment of all amounts due and payable under the Credit Agreement.

(9) Income Tax
The effective income tax rates for the second quarters ended July 13, 2008 and July 15, 2007 were 1.8% and 0.0%, respectively. Our rates differ from the statutory rate primarily due to a valuation allowance against deferred tax deductions, losses and credits. The effective income tax rate for the second quarter and year-to-date period ended July 13, 2008 reflects current tax expense that cannot be offset by losses and credits.
In March 2008, the Company filed a request with the Internal Revenue Service to resolve $1.9 million of uncertain tax positions with respect to Marie Callender’s historical taxable revenue and expense recognition; this request effectively settled these uncertain tax positions. There was no income statement impact to the Company as a result of this settlement as any now-recognizable tax benefits are fully offset by a valuation allowance.
Additionally, in May 2008, the Company paid approximately $395,000 to the Internal Revenue Service to settle certain other income tax positions taken on prior filings. The settlement had no impact to the Company’s tax provision for the second quarter of 2008.
As of July 13, 2008 and December 30, 2007 the Company had approximately $1,803,000 and $4,092,000, respectively, of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rates. In addition, as of July 13, 2008 and December 30, 2007 the Company had $1,019,000 and $3,010,000, respectively, of unrecognized tax benefits reducing federal and state net operating loss carry forwards and federal credit carry forwards that, if recognized, would be subject to a valuation allowance. The Company expects that the total amount of its gross unrecognized tax benefits will decrease between $1,377,000 and $1,977,000 within the next 12 months due to federal and state settlements and expiration of statutes.
(10) Employee Subscription Agreements and Strip Subscription Agreements
Effective April 1, 2007, P&MC Holding LLC established a management equity incentive plan (the “Equity Plan”) for the benefit of key Company employees. The Equity Plan provides the following two types of equity ownership in P&MC Holding LLC: (i) Strip Subscription Units, which consist of Class A Units and Class C Units, and (ii) Incentive Units, which consist of Time Vesting Class C Units.
Strip Subscription Units
On April 1, 2007, pursuant to the Equity Plan, 17,673 Class A Units and 17,673 Class C Units were sold to certain Company’s executives at $100.00 per unit and $0.01 per unit, respectively. These Class A Units and Class C Units are not subject to vesting. A significant majority, 1,104,589 units of the Class A Units, are owned by parties other than these Company executives. The Company’s 2007 Annual Report on Form 10-K contains disclosure of the beneficial owners of these securities. In the first quarter ended April 20, 2008, the Company repurchased 1,841 units of both the Class A and Class C units. Therefore, as of July 13, 2008, the Company’s executives owned 15,832 units of both the Class A and the Class C Units.
Activity related to the strip subscription units during 2008 was as follows:

	Class A Units	Class C Units
Units outstanding as of December 30, 2007	1,122,262	17,673
Granted	—	—
Repurchase of equity ownership units	(1,841)	(1,841)

Units outstanding as of April 20, 2008	1,120,421	15,832
Granted	—	—
Repurchase of equity ownership units	—	—

Units outstanding as of July 13, 2008	1,120,421	15,832

Incentive Units
During 2007, pursuant to the Equity Plan, 116,715 Time Vesting Class C Units (“Incentive Units”) were granted at a cost of $0.01 per unit to key employees. On February 25, 2008, another 10,973 Incentive Units were granted at the same cost. The Incentive Units generally vest over four years of continuous service and have no contractual term. The Company has determined the estimated fair value of the Incentive Units to be $0.01 at their grant date after review and consideration of relevant information, including discounted cash flow analyses, comparable market multiples and the Company’s own estimates.
If the employee is employed as of the date of the occurrence of certain change in control events, as defined in the Equity Plan, the employee’s outstanding, but unvested Incentive Units shall vest simultaneously with the consummation of the change in control event. Upon termination of employment, unvested Incentive Units are forfeited and vested Incentive Units are subject to repurchase pursuant to the terms of P&MC Holding LLC’s unitholder’s agreement.
Stock-based employee compensation expense is charged by the Company based on the recognition and measurement provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” and related interpretations. Compensation expense is calculated as the straight-line amortization of the fair value of the outstanding Incentive Units at the date of grant over their vesting periods. Compensation expense for the second quarter and year-to-date period ended July 13, 008 was not material.
Activity related to the Incentive Units during 2008 was as follows:

	Incentive Units
	Unvested	Vested
Units outstanding as of December 30, 2007	112,725	—
Granted	10,973	—
Purchased	—	—
Vested	(25,104)	25,104
Forfeited	(19,660)	—

Units outstanding as of April 20, 2008	78,934	25,104
Granted	—	—
Purchased	—	—
Forfeited	(8,521)	—

Units outstanding as of July 13, 2008	70,413	25,104

(11) Recent Accounting Pronouncements
The following are recent accounting standards adopted or issued that could have an impact on our Company:
Intangible Assets
In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions in the first quarter of 2009. The Company has reviewed this pronouncement and does not anticipate that the adoption of SFAS No. 142-3 will materially impact its financial statements.

Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133.” This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk-related contingencies in derivative agreements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the provisions of this statement.
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
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This statement permits an entity to measure certain financial assets and financial liabilities at fair value, which would result in the reporting of unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions, as long as it is applied to the instrument in its entirety. The statement establishes presentation and disclosure requirements to help financial statement users understand the effect of an entity’s election on its earnings but does not eliminate the disclosure requirements of other accounting standards. The Company has elected not to apply the fair value option to any of its financial assets or liabilities.
Fair Value Measurement
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides a single definition of fair value, together with a framework for measuring it and requires additional disclosures about the use of fair value to measure assets and liabilities. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. In February 2008, the FASB released FSP No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. In accordance with FSP 157-2, we adopted SFAS 157 on January 1, 2008 only with respect to financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on our financial position, results of operations or cash flows. Our financial instruments, which are reported at fair value, consist of long-term investments in marketable securities that are held in trust for payment of non-qualified deferred compensation. Fair value for these investments is based on readily available market prices.

(12) Condensed Consolidated Financial Information
In September 2005, the Company issued its 10% Senior Notes. All of the Company’s consolidated subsidiaries that are 100% owned provide a joint and several, full and unconditional guarantee of these securities. There are no significant restrictions on the Company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or loan. Additionally, there are no significant restrictions on the guarantor subsidiaries’ ability to obtain funds from the Company or its direct or indirect subsidiaries.
The following consolidating statements of operations, balance sheets and statements of cash flows are provided for the parent company and all subsidiaries. The information has been presented as if the parent company accounted for its ownership of the guarantor and non-guarantor subsidiaries using the equity method of accounting.
Consolidating Statement of Operations for the Second Quarter ended July 13, 2008 (unaudited; in thousands):

		Guarantor
	Parent		Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI
REVENUES:
Food sales	$78,611	39,288	6,054	—	123,953
Franchise and other revenue	4,840	2,173	—	—	7,013

Total revenues	83,451	41,461	6,054	—	130,966

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	23,378	12,152	1,629	—	37,159
Labor and benefits	26,698	14,369	2,132	—	43,199
Operating expenses	20,537	11,523	2,108	—	34,168
General and administrative	8,881	1,217	—	—	10,098
Depreciation and amortization	4,095	1,486	183	—	5,764
Interest, net	7,686	340	—	—	8,026
Asset impairments and closed store expenses	175	282	20	—	477
Other, net	(31)	—	—	—	(31)

Total costs and expenses	91,419	41,369	6,072	—	138,860

Income (loss) before income taxes and minority interests	(7,968)	92	(18)	—	(7,894)
Provision for income taxes	(141)	—	—	—	(141)
Minority interests	—	—	(30)	—	(30)
Equity in earnings (loss) of subsidiaries	44	—	—	(44)	—

NET (LOSS) INCOME	$(8,065)	92	(48)	(44)	(8,065)

Consolidating Statement of Operations for the Second Quarter ended July 15, 2007 (unaudited; in thousands):

		Guarantor
	Parent		Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI
REVENUES:
Food sales	$76,823	39,798	6,081	—	122,702
Franchise and other revenue	5,051	2,357	—	—	7,408

Total revenues	81,874	42,155	6,081	—	130,110

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	20,872	11,155	1,658	—	33,685
Labor and benefits	25,695	14,285	2,068	—	42,048
Operating expenses	19,573	10,905	2,112	—	32,590
General and administrative	9,043	1,633	—	—	10,676
Transaction costs	568	—	—	—	568
Depreciation and amortization	4,146	1,326	297	—	5,769
Interest, net	6,971	249	(3)	—	7,217
Asset impairments and closed store expenses	(394)	224	24	—	(146)
Other, net	(25)	369	—	—	344

Total costs and expenses	86,449	40,146	6,156	—	132,751

Income (loss) before income taxes and minority interests	(4,575)	2,009	(75)	—	(2,641)
Minority interests	—	—	(82)	—	(82)
Equity in earnings (loss) of subsidiaries	1,852	—	—	(1,852)	—

NET (LOSS) INCOME	$(2,723)	2,009	(157)	(1,852)	(2,723)

Consolidating Statement of Operations for the Year-to-Date Period ended July 13, 2008 (unaudited; in thousands):

		Guarantor
	Parent		Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI
REVENUES:
Food sales	$186,920	95,704	14,797	—	297,421
Franchise and other revenue	10,876	5,069	—	—	15,945

Total revenues	197,796	100,773	14,797	—	313,366

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	54,366	29,106	4,089	—	87,561
Labor and benefits	63,013	34,521	5,154	—	102,688
Operating expenses	48,826	27,252	5,043	—	81,121
General and administrative	22,035	3,080	—	—	25,115
Depreciation and amortization	9,521	3,466	383	—	13,370
Interest, net	17,680	623	—	—	18,303
Asset impairments and closed store expenses	319	204	30	—	553
Other, net	(90)	—	—	—	(90)

Total costs and expenses	215,670	98,252	14,699	—	328,621

Income (loss) before income taxes and minority interests	(17,874)	2,521	98	—	(15,255)
Provision for income taxes	(322)	—	—	—	(322)
Minority interests	—	—	(76)	—	(76)
Equity in earnings (loss) of subsidiaries	2,543	—	—	(2,543)	—

NET (LOSS) INCOME	$(15,653)	2,521	22	(2,543)	(15,653)

Consolidating Statement of Operations for the Year-to-Date Period ended July 15, 2007 (unaudited; in thousands):

		Guarantor
	Parent		Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI
REVENUES:
Food sales	$178,762	97,770	15,058	—	291,590
Franchise and other revenue	11,467	5,339	—	—	16,806

Total revenues	190,229	103,109	15,058	—	308,396

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	48,674	28,126	4,208	—	81,008
Labor and benefits	60,618	34,909	4,842	—	100,369
Operating expenses	45,626	25,890	5,168	—	76,684
General and administrative	21,440	3,460	—	—	24,900
Transaction costs	615	137	—	—	752
Depreciation and amortization	9,139	3,065	686	—	12,890
Interest, net	16,115	583	—	—	16,698
Asset impairments and closed store expenses	(382)	366	25	—	9
Other, net	(36)	350	—	—	314

Total costs and expenses	201,809	96,886	14,929	—	313,624

Income (loss) before income taxes and minority interests	(11,580)	6,223	129	—	(5,228)
Minority interests	—	—	(244)	—	(244)
Equity in earnings (loss) of subsidiaries	6,108	—	—	(6,108)	—

NET (LOSS) INCOME	$(5,472)	6,223	(115)	(6,108)	(5,472)

Consolidating Balance Sheet as of July 13, 2008 (unaudited; in thousands):

		Guarantor
	Parent		Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,450	2,189	(1,793)	—	2,846
Restricted cash	8,757	—	—	—	8,757
Receivables, less allowances for doubtful accounts	11,417	6,098	35	—	17,550
Inventories	10,041	3,915	195	—	14,151
Prepaid expenses and other current assets	4,975	904	8	—	5,887

Total current assets	37,640	13,106	(1,555)	—	49,191

PROPERTY AND EQUIPMENT, net	68,266	27,828	2,357	—	98,451
INVESTMENT IN UNCONSOLIDATED PARTNERSHIP	—	34	9	—	43
GOODWILL	30,038	—	—	—	30,038
INTANGIBLE ASSETS, net	151,784	202	—	—	151,986
INVESTMENTS IN SUBSIDIARIES	(90,196)	—	—	90,196	—
DUE FROM SUBSIDIARIES	89,138	—	—	(89,138)	—
DEFERRED INCOME TAXES	226	—	—	—	226
OTHER ASSETS	12,677	1,220	210	—	14,107

TOTAL ASSETS	$299,573	42,390	1,021	1,058	344,042

LIABILITIES AND STOCKHOLDER’S INVESTMENT
CURRENT LIABILITIES:
Accounts payable	17,047	8,229	445	—	25,721
Accrued expenses	34,771	14,144	1,210	—	50,125
Accrued income taxes	235	—	—	—	235
Franchise advertising contributions	6,509	—	—	—	6,509
Current maturities of long-term debt and capital lease obligations	1,165	221	—	—	1,386

Total current liabilities	59,727	22,594	1,655	—	83,976

CAPITAL LEASE OBLIGATIONS, less current maturities	8,339	5,543	—	—	13,882
LONG-TERM DEBT, less current maturities	301,600	26	—	—	301,626
DEFERRED RENT	9,107	5,281	79	—	14,467
OTHER LIABILITIES	6,604	9,106	—	—	15,710
DUE TO PARENT	—	90,645	(1,507)	(89,138)	—

MINORITY INTERESTS IN CONSOLIDATED PARTNERSHIPS	—	—	185	—	185
STOCKHOLDER’S INVESTMENT:
Common stock	1	—	—	—	1
Preferred stock	—	63,277	—	(63,277)	—
Capital in excess of par	—	9,338	—	(9,338)	—
Additional paid-in capital	137,738	—	—	—	137,738
Treasury stock	—	(137)	—	137	—
Accumulated other comprehensive income	78	—	—	—	78
Accumulated (deficit) earnings	(223,621)	(163,283)	609	162,674	(223,621)

Total stockholder’s investment	(85,804)	(90,805)	609	90,196	(85,804)

TOTAL LIABILITIES AND STOCKHOLDER’S INVESTMENT	$299,573	42,390	1,021	1,058	344,042

Consolidating Balance Sheet as of December 30, 2007 (in thousands):

		Guarantor
	Parent		Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,391	428	(787)	—	19,032
Restricted cash	10,098	—	—	—	10,098
Receivables, less allowances for doubtful accounts	12,000	5,180	41	—	17,221
Inventories	8,108	4,839	292	—	13,239
Prepaid expenses and other current assets	5,053	679	—	—	5,732

Total current assets	54,650	11,126	(454)	—	65,322

PROPERTY AND EQUIPMENT, net	66,956	29,530	2,825	—	99,311
INVESTMENT IN UNCONSOLIDATED PARTNERSHIP	—	43	10	—	53
GOODWILL	30,038	—	—	—	30,038
INTANGIBLE ASSETS, net	153,077	239	—	—	153,316
INVESTMENTS IN SUBSIDIARIES	(92,739)	—	—	92,739	—
DUE FROM SUBSIDIARIES	89,283	—	—	(89,283)	—
DEFERRED INCOME TAXES	242	—	—	—	242
OTHER ASSETS	12,777	(497)	2,380	—	14,660

TOTAL ASSETS	$314,284	40,441	4,761	3,456	362,942

LIABILITIES AND STOCKHOLDER’S INVESTMENT
CURRENT LIABILITIES:
Accounts payable	16,369	8,420	770	—	25,559
Accrued expenses	33,569	17,221	1,831	—	52,621
Franchise advertising contributions	5,940	—	—	—	5,940
Current maturities of long-term debt and capital lease obligations	9,134	330	—	—	9,464

Total current liabilities	65,012	25,971	2,601	—	93,584

CAPITAL LEASE OBLIGATIONS, less current maturities	6,147	5,840	—	—	11,987

LONG-TERM DEBT, less current maturities	297,972	37	—	—	298,009
DEFERRED RENT	7,827	5,556	84	—	13,467
OTHER LIABILITIES	7,284	8,235	1	—	15,520
DUE TO PARENT	—	92,192	(2,909)	(89,283)	—
MINORITY INTERESTS IN CONSOLIDATED PARTNERSHIPS	—	—	333	—	333
STOCKHOLDER’S INVESTMENT:
Common stock	1	—	—	—	1
Preferred stock	—	63,277	—	(63,277)	—
Capital in excess of par	—	(177)	9,515	(9,338)	—
Additional paid-in capital	137,923	—	—	—	137,923
Treasury stock	—	(137)	—	137	—
Accumulated other comprehensive income	86	—	—	—	86
Accumulated (deficit) earnings	(207,968)	(160,353)	(4,864)	165,217	(207,968)

Total stockholder’s investment	(69,958)	(97,390)	4,651	92,739	(69,958)

TOTAL LIABILITIES AND STOCKHOLDER’S INVESTMENT	$314,284	40,441	4,761	3,456	362,942

Consolidating Statement of Cash Flows for the Year-to-Date Period ended July 13, 2008 (unaudited; in thousands):

		Guarantor
	Parent		Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(15,653)	2,521	22	(2,543)	(15,653)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in the earnings of subsidiaries	(2,543)	—	—	2,543	—
Depreciation and amortization	9,521	3,466	383	—	13,370
Asset impairment costs	313	174	30	—	517
Amortization of debt discount	178	—	—	—	178
Other non-cash income and expense items	(223)	43	—	—	(180)
Loss on disposition of assets	6	30	—	—	36
Minority interests	—	—	76	—	76
Equity in net loss of unconsolidated partnerships	—	10	—	—	10
Net changes in operating assets and liabilities	4,709	(3,073)	(529)	—	1,107

Total adjustments	11,961	650	(40)	2,543	15,114

Net cash (used in) provided by operating activities	(3,692)	3,171	(18)	—	(539)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,806)	(1,690)	(170)	—	(11,666)
Proceeds from sale of assets	—	—	—	—	—

Net cash (used in) provided by investing activities	(9,806)	(1,690)	(170)	—	(11,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolver, net	(3,800)	—	—	—	(3,800)
Repayment of capital lease obligations	(83)	(159)	—	—	(242)
Repayment of other long-term debt	(750)	(10)	—	—	(760)
Debt amendment costs	(1,056)	—	—	—	(1,056)
Lessor financing of new restaurants	2,286	—	—	—	2,286
Distributions to minority partners	—	—	(224)	—	(224)
Intercompany financing	145	4,513	(4,658)	—	—
Repurchase of equity ownership units	(185)	—	—	—	(185)

Net cash (used in) provided by financing activities	(3,443)	4,344	(4,882)	—	(3,981)

Net (decrease) increase in cash and cash equivalents	(16,941)	5,825	(5,070)	—	(16,186)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	19,391	428	(787)	—	19,032

Balance, end of period	$2,450	6,253	(5,857)	—	2,846

Consolidating Statement of Cash Flows for the Year-to-Date Period ended July 15, 2007 (unaudited; in thousands):

		Guarantor
	Parent		Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,472)	6,223	(115)	(6,108)	(5,472)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in the earnings of subsidiaries	(6,108)	—	—	6,108	—
Depreciation and amortization	9,139	3,065	686	—	12,890
Asset impairment costs	—	371	23	—	394
Amortization of debt discount	173	—	—	—	173
Other non-cash income and expense items	293	16	—	—	309
Gain on disposition of assets	(382)	(3)	—	—	(385)
Minority interests	—	75	169	—	244
Equity in net loss of unconsolidated partnership	—	35	—	—	35
Net changes in operating assets and liabilities	(679)	(10,899)	(477)	—	(12,055)

Total adjustments	2,436	(7,340)	401	6,108	1,605

Net cash (used in) provided by operating activities	(3,036)	(1,117)	286	—	(3,867)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,816)	(2,768)	(606)	—	(11,190)
Proceeds from sale of assets	—	3	—	—	3

Net cash used in investing activities	(7,816)	(2,765)	(606)	—	(11,187)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver, net	10,500	—	—	—	10,500
Repayment of capital lease obligations	(85)	(318)	—	—	(403)
Repayment of other long-term debt	(500)	(10)	—	—	(510)
Distributions to minority partners	—	(23)	(177)	—	(200)
Intercompany financing	739	(359)	(380)	—	—

Net cash provided by (used in) financing activities	10,654	(710)	(557)	—	9,387

Net decrease in cash and cash equivalents	(198)	(4,592)	(877)	—	(5,667)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	3,333	7,158	(1,422)	—	9,069

Balance, end of period	$3,135	2,566	(2,299)	—	3,402

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
The Company operates two restaurant concepts: (1) full-service family dining restaurants located primarily in the Midwest, Florida and Pennsylvania under the name Perkins Restaurant and Bakery (“Perkins”), and (2) mid-priced, casual-dining restaurants, specializing in the sale of pies and other bakery items, located primarily in the western United States under the name Marie Callender’s Restaurant and Bakery (“Marie Callender’s”).
Perkins Restaurant & Bakery
Perkins, founded in 1958, has continued to adapt its menu, product offerings and building décor to meet changing consumer preferences. The Perkins’ concept is designed to serve a variety of demographically and geographically diverse customers for a wide range of dining occasions that are appropriate for the entire family. As of July 13, 2008, the Company offered a full menu of over 90 assorted breakfast, lunch, dinner, snack and dessert items ranging in price from $3.69 to $13.69, with an average guest check of $8.67 at our Company-operated restaurants. Perkins’ signature menu items include our omelettes, secret-recipe real buttermilk pancakes, Mammoth Muffins, the Tremendous Twelve platter, salads, melt sandwiches and Butterball turkey entrees. Breakfast items, which are available throughout the day, account for approximately half of the entrees sold in our restaurants.
Perkins is a leading operator and franchisor of full-service family dining restaurants. As of July 13, 2008, we operated 164 restaurants and franchised 318 restaurants to 106 franchisees in 34 states and in 5 Canadian provinces. The footprint of our Company-operated restaurants extends over 13 states, with a significant number of restaurants in Minnesota and Florida. Our Company-operated restaurants generated average annual revenues of $1,879,000, based on the thirteen four-week periods ended July 13, 2008. As used herein, “period” means four weeks.
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
For the second quarters ended July 13, 2008 and July 15, 2007, average royalties earned per franchised restaurant were approximately $15,200 and $15,400, respectively. The following number of Perkins’ license agreements have expiration dates occurring during the next five years, as indicated: 2008 — twelve; 2009 — twelve; 2010 —seventeen; 2011 — thirteen; and 2012 — six. Upon the expiration of their license agreements, franchisees typically apply for and receive new license agreements. Franchisees pay a license agreement renewal fee of $5,000 to $7,500 depending on the length of the renewal term.
Marie Callender’s Restaurant and Bakery
Marie Callender’s, founded in 1948, has one of the longest operating histories within the full-service dining sector. Marie Callender’s is known for serving quality food in a warm, pleasant atmosphere, and for its premium pies that are baked fresh daily. As of July 13, 2008, the Company offered a full menu of over 50 items ranging in price from

$5.69 to $17.99. Marie Callender’s signature menu items include pot pies, quiches, full salad bar and Sunday brunch. Sales by day part are split evenly between lunch and dinner.
Marie Callender’s restaurants are mid-priced, casual dining establishments specializing in the sale of pies, operating primarily in the western United States. As of July 13, 2008, we operated 91 restaurants and franchised 42 restaurants to 25 franchisees located in four states and Mexico. The footprint of our Company-operated restaurants extends over nine states with 61 restaurants located in California. Our existing Company-operated restaurants generated average annual revenues of $2,311,000, based on the thirteen four-week periods ended July 13, 2008.
As of July 13, 2008, the 133 Marie Callender’s restaurants operated under the following names: 130 restaurants were operated under the Marie Callender’s name, one under the Marie Callender’s Grill name, one under the Callender’s Grill name and one under the East Side Mario’s name. The Company owns and operates 77 Marie Callender’s restaurants, one Callender’s Grill, the East Side Mario’s restaurant (a mid-priced Italian restaurant operating in Lakewood, California) and 12 Marie Callender’s restaurants under partnership agreements. The Company has less than a 50% ownership interest in two of the partnership restaurants and a 57% to 95% ownership interest in the remaining ten locations. Franchisees owned and operated 41 Marie Callender’s restaurants and one Marie Callender’s Grill.
Marie Callender’s franchised restaurants operate pursuant to franchise agreements generally having an initial term of 15 years, and requiring both a royalty fee (normally 5% of gross sales) and, in most agreements, an advertising contribution (normally 1% of gross sales). Franchisees pay a non-refundable initial franchise fee of $25,000 and a training fee of $35,000 prior to opening a restaurant. Franchisees typically have the right to renew the franchise agreement for two terms of five years each. For the second quarters ended July 13, 2008 and July 15, 2007, average royalties earned per franchised restaurant were approximately $21,352 and $25,070, respectively. The following number of Marie Callender’s franchise agreements have expiration dates occurring during the next five years, as indicated: 2008 — four; 2009 — none; 2010 — two; 2011 — one; and 2012 — four. Upon the expiration of their franchise agreements, franchisees typically apply for and receive new franchise agreements and pay a franchise agreement renewal fee of $2,500.
Manufacturing
Foxtail manufactures pies, pancake mixes, cookie doughs, muffin batters and other bakery products for both our in-store bakeries and third-party customers. One manufacturing facility in Corona, California produces pies and other bakery products to supply the Marie Callender’s restaurants, and three facilities in Cincinnati, Ohio produce pies, pancake mixes, cookie doughs, muffin batters and other bakery products to supply the Perkins restaurants. In recent years, less than ten percent (10%) of the sales from the Corona, California plant have been to third-party customers, whereas approximately fifty percent (50%) of the sales from the three Cincinnati, Ohio plants have been to third-party customers.
KEY FACTORS AFFECTING OUR RESULTS
The key factors that affect our operating results are comparable restaurant sales, which are driven by our comparable customer counts and our guest check average, and our ability to manage operating expenses, such as food cost, labor and benefits. Comparable restaurant sales is a measure of the percentage increase or decrease of the sales at restaurants open at least fifteen four-week periods. We do not use new restaurants in our calculation of comparable restaurant sales until they are open at least fifteen periods in order to allow a new restaurant’s operations time to stabilize and provide more meaningful results.
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
In comparison to the second quarter of 2007, Perkins’ Company-operated restaurants’ comparable sales decreased by 1.9%, and Marie Callender’s Company-operated restaurants’ comparable sales decreased by 3.9% in the second quarter of 2008. In comparison to the year-to-date period ended July15, 2007, Perkins’ Company-operated restaurants’ comparable sales decreased by 1.8%, and Marie Callender’s Company-operated restaurants’ comparable sales decreased by 4.3% in the year-to-date period ended July 13, 2008. These declines in comparable sales resulted primarily from decreases in comparable guest counts at both concepts.
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
Insurance Reserves
We are self-insured up to certain limits for costs associated with workers’ compensation claims, property claims and benefits paid under employee health care programs. At July 13, 2008 and December 30, 2007, we had total self-insurance accruals reflected in our consolidated balance sheets of approximately $7,960,000 and $7,952,000, respectively. The measurement of these costs required the consideration of historical loss experience and judgments about the present and expected levels of cost per claim. We account for the workers’ compensation costs primarily through actuarial methods, which develop estimates of the discounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet dates. We account for benefits paid under employee health care programs using historical lag information as the basis for estimating expenses incurred as of the balance sheet dates. We believe the use of these methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. However, the use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved and the length of time until the ultimate cost is known. We believe that our recorded obligations for these expenses are consistently measured on an appropriate basis. Nevertheless, changes in health care costs, accident frequency and severity and other factors, including discount rates, can materially affect estimates for these liabilities.
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
Due to the significant amounts required for the construction or acquisition of new restaurants, we have risks that these assets will not provide an acceptable return on our investment and an impairment of these assets may occur. The accounting test for whether an asset held for use is impaired involves first comparing the carrying value of the asset with its estimated future undiscounted cash flows. If these cash flows do not exceed the carrying value, the asset must be adjusted to its current fair value. We perform this test on each of our restaurants periodically and as indicators arise to evaluate whether impairment exists. Factors influencing our judgment include the age of the restaurant (new restaurants have significant start-up costs, which impede a reliable measure of cash flow), estimation of future restaurant performance and estimation of restaurant fair value.
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
Goodwill and Intangibles
As of July 13, 2008, we had approximately $182,024,000 of goodwill and intangible assets on our consolidated balance sheet primarily resulting from an acquisition in September 2005. Accounting standards require that we review goodwill and nonamortizing intangible assets for impairment on at least an annual basis. The annual evaluation, performed as of year end, requires the use of estimates about the future cash flows of each of our reporting units to determine their estimated fair values. Changes in forecasted operations and changes in discount rates can materially affect these estimates. However, once an impairment of intangible assets has been recorded, it cannot be reversed. Impairment considerations for amortizing intangibles include decreases in the market price of a long-lived asset, adverse changes in the manner in which a long-lived asset is being used or in the physical condition of a long-lived asset, adverse changes in the legal factors that could affect the value of a long-lived asset, current cash flow loss combined with a history of cash flow losses or projections of continuing cash flow losses associated with a long-lived asset or a current expectation that a long-lived asset will be sold or disposed of significantly before the end of its previously estimated useful life.
Deferred Income Taxes
We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carry forwards. We record a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. In evaluating the need for a valuation allowance, we must make judgments and estimates on future taxable income, feasible tax planning strategies and existing facts and circumstances. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the assets’ recorded amount is adjusted and the income statement is either credited or charged, respectively, in the period during which the determination is made. We believe that the valuation allowance recorded at July 13, 2008 is adequate for the circumstances. However, subsequent changes in facts and circumstances that affect our judgments or estimates in determining the proper deferred tax assets or liabilities could materially affect recorded balances.
The Company’s accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent (50%) likely of being realized upon ultimate settlement.

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
Overview
Our revenues are derived primarily from restaurant operations, franchise royalties and the sale of bakery products produced by Foxtail. Sales from Foxtail to Company-operated restaurants are eliminated in the accompanying statements of operations. Segment revenues as a percentage of total revenues were as follows:

	Percentage of Total Revenues
	Second Quarter	Second Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	July 13, 2008	July 15, 2007	July 13, 2008	July 15, 2007
Restaurant operations	87.3%	86.7%	87.2%	87.4%
Franchise operations	4.4%	4.8%	4.2%	4.6%
Foxtail	7.3%	7.5%	7.7%	7.2%
Other	1.0%	1.0%	0.9%	0.8%

Total revenues	100.0%	100.0%	100.0%	100.0%

The following table reflects certain data for the second quarter ended July 13, 2008 compared to the comparable quarter ended July 15, 2007. The consolidated information is derived from the accompanying consolidated statements of operations. Data from the Company’s segments — restaurant operations, franchise operations, Foxtail and other is included for comparison. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable revenue amount (food cost as a percentage of food sales; labor and benefits and operating expenses as a percentage of total revenues in the restaurant operations and franchise operations segments and as a percentage of food sales in the Foxtail segment). The food cost ratio in the consolidated results reflects the elimination of intersegment food cost of $4,088,000 and $3,812,000 in the second quarters of 2008 and 2007, respectively.

	Consolidated Results		Restaurant Operations		Franchise Operations
	Second Quarter Ended		Second Quarter Ended		Second Quarter Ended
	July 13, 2008	July 15, 2007	July 13, 2008	July 15, 2007	July 13, 2008	July 15, 2007
Food sales	$128,042	126,516	114,353	112,897	—	—
Franchise and other revenue	7,012	7,406	—	—	5,737	6,203
Intersegment revenue	(4,088)	(3,812)	—	—	—	—

Total revenues	130,966	130,110	114,353	112,897	5,737	6,203

Food cost	30.0%	27.5%	27.3%	26.4%	0.0%	0.0%
Labor and benefits	33.0%	32.3%	36.1%	35.4%	0.0%	0.0%
Operating expenses	26.1%	25.0%	27.8%	27.1%	8.3%	7.8%

Segment (loss) profit	$(8,065)	(2,723)	5,415	8,196	5,263	5,721

	Foxtail (a)		Other (b)
	Second Quarter Ended		Second Quarter Ended
	July 13, 2008	July 15, 2007	July 13, 2008	July 15, 2007
Food sales	$13,689	13,619	—	—
Franchise and other revenue	—	—	1,275	1,203
Intersegment revenue	(4,088)	(3,812)	—	—

Total revenues	9,601	9,807	1,275	1,203

Food cost	72.9%	56.5%	0.0%	0.0%
Labor and benefits	13.4%	14.0%	6.0%	9.9%
Operating expenses	13.9%	11.0%	0.0%	0.0%

Segment (loss) profit	$(1,809)	1,033	(16,934)	(17,673)
(a)	The percentages for food cost, labor and benefits, and operating expenses, as presented above, represent manufacturing costs at Foxtail. Foxtail’s selling, general and administrative expenses are included in general and administrative expenses in the Consolidated Statements of Operations and in the Foxtail segment profit or loss presented above.

(b)	Licensing revenue of $1,204,000 and $1,093,000 for the second quarters of 2008 and 2007, respectively, is included in the other segment revenues. The other segment loss includes corporate general and administrative expenses, interest expense and other non-operational expenses. For details of the other segment loss, see Note 7, “Segment Reporting” in the Notes to Consolidated Financial Statements.

The following table reflects certain data for the year-to-date period ended July 13, 2008 compared to the comparable year-to-date period ended July 15, 2007. The consolidated information is derived from the accompanying consolidated statements of operations. Data from the Company’s segments — restaurant operations, franchise operations, Foxtail and other is included for comparison. The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable revenue amount (food cost as a percentage of food sales; labor and benefits and operating expenses as a percentage of total revenues in the restaurant operations and franchise operations segments and as a percentage of food sales in the Foxtail segment). The food cost ratio in the consolidated results reflects the elimination of intersegment food cost of $9,431,000 and $9,859,000 for the year-to-date periods of 2008 and 2007, respectively.

	Consolidated Results		Restaurant Operations		Franchise Operations
	Year-to-Date Ended		Year-to-Date Ended		Year-to-Date Ended
	July 13, 2008	July 15, 2007	July 13, 2008	July 15, 2007	July 13, 2008	July 15, 2007
Food sales	$306,852	301,449	273,387	269,248	—	—
Franchise and other revenue	15,945	16,806	—	—	13,169	14,233
Intersegment revenue	(9,431)	(9,859)	—	—	—	—

Total revenues	313,366	308,396	273,387	269,248	13,169	14,233

Food cost	29.4%	27.8%	27.2%	27.0%	0.0%	0.0%
Labor and benefits	32.8%	32.5%	35.9%	35.5%	0.0%	0.0%
Operating expenses	25.9%	24.9%	28.0%	26.8%	8.2%	9.0%

Segment (loss) profit	$(15,653)	(5,472)	13,605	18,988	12,084	12,944

	Foxtail (a)		Other (b)
	Year-to-Date Ended		Year-to-Date Ended
	July 13, 2008	July 15, 2007	July 13, 2008	July 15, 2007
Food sales	$33,465	32,201	—	—
Franchise and other revenue	—	—	2,776	2,573
Intersegment revenue	(9,431)	(9,859)	—	—

Total revenues	24,034	22,342	2,776	2,573

Food cost	67.5%	56.7%	0.0%	0.0%
Labor and benefits	13.2%	14.1%	6.6%	12.7%
Operating expenses	10.2%	10.2%	0.0%	0.0%

Segment (loss) profit	$(1,885)	2,540	(39,457)	(39,944)
(a)	The percentages for food cost, labor and benefits, and operating expenses, as presented above, represent manufacturing costs at Foxtail. Foxtail’s selling, general and administrative expenses are included in general and administrative expenses in the Consolidated Statements of Operations and in the Foxtail segment profit or loss presented above.

(b)	Licensing revenue of $2,621,000 and $2,322,000 for the year-to-date periods of 2008 and 2007, respectively, is included in the other segment revenues. The other segment loss includes corporate general and administrative expenses, interest expense and other non-operational expenses. For details of the other segment loss, see Note 7, “Segment Reporting” in the Notes to Consolidated Financial Statements.

Quarter Ended July 13, 2008 Compared to the Quarter Ended July 15, 2007
Restaurant Operations Overview
The operating results of the restaurant segment are impacted mainly by the following industry-wide factors: competition, comparable store sales and guest counts, restaurant openings and closings, labor and employee benefit expenses, commodity prices, energy prices, governmental legislation, the general economy and weather.
Total restaurant segment revenues increased by $1,456,000 in the second quarter of 2008, due primarily to the sales from new Perkins restaurants, partially offset by comparable sales declines at both Perkins and Marie Callender’s restaurants. Since the end of the second quarter of 2007, the Company has opened eight new Perkins restaurants, acquired three Perkins restaurants from franchisees and closed two Perkins restaurants. The Company also acquired one Marie Callender’s restaurant from a franchisee and closed one Marie Callender’s restaurant during the same time period.
Perkins restaurants’ comparable sales decreased by 1.9% and Marie Callender’s restaurants’ comparable sales decreased by 3.9% in the second quarter of 2008 as compared to the second quarter of 2007. These declines in comparable sales resulted primarily from a decrease in comparable guest counts at both concepts.
Restaurant segment income decreased by $2,781,000 in the second quarter of 2008 compared to a year ago, primarily due to increases in commodity costs, labor and benefits, utilities, rent and advertising expenses. Food cost, as a percentage of food sales, increased due primarily to higher commodity costs and was partially offset by better cost controls and higher menu prices. Labor and benefits, as a percentage of total revenues, increased from 35.4% to 36.1% as lower sales volumes decreased labor efficiency. Advertising expense increased due to increased local and regional marketing efforts, and rent expense increased as a result of new store leases.
Franchise Operations Overview
The results of the franchise operations are mainly impacted by the same factors as those impacting the Company’s restaurant segment, excluding the operating cost factors since franchise segment income is earned primarily through royalty revenues.
Franchise revenues decreased $466,000 in the second quarter of 2008 compared to the prior year’s second quarter. During the second quarter of 2008, royalty revenue decreased by $384,000 due to a decline in comparable customer counts and by $82,000 due to lower franchise fees and renewal fees.
Since the end of the second quarter of 2007, Perkins’ franchisees have opened three restaurants, closed six restaurants and sold three restaurants to the Company. Over the same time period, Marie Callender’s franchisees have opened one new restaurant, closed four restaurants and sold one franchised restaurant to the Company.
Foxtail Overview
The operating results of Foxtail are primarily impacted by the following factors: external customer demand, labor and employee benefit expenses, commodity prices, energy prices, governmental legislation, Perkins and Marie Callender’s restaurant openings and closings, food safety requirements and the general economy.
Foxtail’s net revenues for the second quarter of 2008 were essentially flat with the second quarter of 2007. The segment had a net loss of $1,809,000 in the second quarter of 2008 compared to a $1,033,000 net profit in the second quarter of 2007, resulting primarily from higher commodity costs.
Revenues
Total revenues increased $856,000 in the second quarter of 2008 compared to the second quarter of 2007. The increase was primarily due to a $1,456,000 increase in sales in the restaurant segment offset by a $205,000 decrease in sales in the Foxtail segment and a $466,000 decrease in revenues in the franchise segment.
Restaurant segment revenues of $114,353,000 and $112,897,000 in the second quarters of 2008 and 2007, respectively, accounted for 87.3% and 86.7% of total revenues, respectively. The increase in revenues resulted primarily from the operations of 11 new Perkins Company-operated restaurants, partially offset by an overall 2.7% decrease in comparable sales at Company-operated Perkins and Marie Callender’s restaurants.
Franchise segment revenues of $5,737,000 and $6,203,000 in the second quarters of 2008 and 2007, respectively, accounted for 4.4% and 4.8% of total revenues, respectively. During the second quarter of 2008, royalty revenue decreased $384,000 due to a decline in comparable customer counts and by $82,000 due to lower franchise fees and renewal fees.
Foxtail’s net revenues for the second quarter of 2008 were essentially flat with the second quarter of 2007.
Costs and Expenses
Food Cost
Consolidated food cost was 30.0% and 27.5% of food sales in the second quarters of 2008 and 2007, respectively. This increase of 2.5% was due primarily to higher commodity costs that affected all segments.
Restaurant segment food cost was 27.3% and 26.4% of food sales in the second quarters of 2008 and 2007, respectively, as the impact of higher commodity costs were partially offset by menu price increases. In the Foxtail segment, food cost increased to 72.9% from 56.5% of food sales in the second quarters of 2008 and 2007, respectively, primarily due to higher commodity costs.
Labor and Benefits Expenses
Consolidated labor and benefits expenses were 33.0% and 32.3% of total revenues in the second quarters of 2008 and 2007, respectively. Restaurant segment labor and benefits increased by 0.7% in 2008 due primarily to increases in the average wage rate, which was impacted by federal and state minimum wage legislation. However, these additive factors were partially offset by improved labor cost controls. Labor and benefits in the Foxtail segment decreased by 0.6% in 2008 due primarily to headcount reductions.
Operating Expenses
Total operating expenses of $34,168,000 in the second quarter of 2008 increased by $1,578,000 as compared to the second quarter of 2007. Total operating expenses, as a percentage of total revenues, were 26.1% and 25.0% in the second quarters of 2008 and 2007, respectively. Approximately 93.0% and 93.9% of total operating expenses in the second quarters of 2008 and 2007, respectively, were incurred in the restaurant segment. The most significant components of operating expenses were rent, utilities, advertising, restaurant supplies, repair and maintenance and property taxes. In the restaurant segment, operating expenses, as a percentage of restaurant food sales, increased by 0.7% in the second quarter of 2008 due primarily to increased advertising, utilities, general liability insurance and rent expense. Rent expense increased as a result of new store leases. Operating expenses in the Foxtail segment increased by approximately $407,000, primarily due to increases in repairs and maintenance and freight costs.
General and Administrative Expenses
The most significant components of general and administrative (“G&A”) expenses were corporate labor and benefits, occupancy costs and outside services. G&A expenses were 7.7% and 8.2% of total revenues in the second quarters of 2008 and 2007, respectively. The decrease is primarily due to reductions in legal costs and vacation expenses.
Transaction Costs
The Company has classified certain expenses directly attributable to prior acquisitions and combinations and certain non-recurring expenses incurred as a result of prior acquisitions and combinations as transaction costs on the consolidated statements of operations. There were no transaction costs incurred in the second quarter of 2008. In the second quarter of 2007, there was $568,000 of transaction costs.

Depreciation and Amortization
Depreciation and amortization expense was $5,764,000 and $5,769,000 in the second quarters of 2008 and 2007, respectively.
Interest, net
Interest, net was $8,026,000 (6.1% of total revenues) in the second quarter of 2008 compared to $7,217,000 (5.5% of total revenues) in the second quarter of 2007. This increase was primarily due to a 250 basis point increase in the interest rate margins on the Company’s Revolver and Term Loan as provided for in the amendment to the related credit agreement in March 2008 (see Capital Resources and Liquidity) and an approximate $6,800,000 increase in the average debt outstanding during the second quarter of 2008 as compared to the second quarter of 2007.
Taxes
The effective income tax rates for the second quarters ended July 13, 2008 and July 15, 2007 were 1.8% and 0.0%, respectively. Our rates differ from the statutory rate primarily due to a valuation allowance against deferred tax deductions, losses and credits. The effective income tax rate for the second quarter and year-to-date period ended July 13, 2008 reflects current tax expense that cannot be offset by losses and credits.
Year-to-Date Period Ended July 13, 2008 Compared to the Year-to-Date Period Ended July 15, 2007
Restaurant Operations Overview
The operating results of the restaurant segment are impacted mainly by the following industry-wide factors: competition, comparable store sales and guest counts, restaurant openings and closings, labor and employee benefit expenses, commodity prices, energy prices, governmental legislation, the general economy and weather.
Total restaurant segment revenues increased by $4,139,000 in the year-to-date period of 2008, due primarily to the sales from new Perkins restaurants, which was partially offset by comparable sales declines at both Perkins and Marie Callender’s restaurants. Since the end of the second quarter of 2007, the Company has opened eight new Perkins restaurants, acquired three Perkins restaurants from franchisees and closed two Perkins restaurants. The Company also acquired one Marie Callender’s restaurant from a franchisee and closed one Marie Callender’s restaurant during the same time period.
Perkins restaurants’ comparable sales decreased by 1.8% and Marie Callender’s restaurants’ comparable sales decreased by 4.3% in the year-to-date period of 2008 as compared to the similar year-to-date period of 2007. These declines in comparable sales resulted primarily from a decrease in comparable guest counts at both concepts.
Restaurant segment income decreased by $5,383,000 in the year-to-date period of 2008 compared to the same period a year ago, primarily due to increases in commodity costs, labor and benefits, utilities, rent and advertising expenses. Labor and benefits, as a percentage of total revenues, increased from 35.5% to 35.9% as lower sales volumes decreased labor efficiency. Advertising expense increased due to increased local and regional marketing efforts, and rent expense increased as a result of new store leases.
Franchise Operations Overview
The results of the franchise operations are mainly impacted by the same factors as those impacting the Company’s restaurant segment, excluding the operating cost factors since franchise segment income is earned primarily through royalty revenues.
Franchise revenues decreased $1,064,000 in the year-to-date period of 2008 compared to the prior year-to-date period. During the year-to-date period of 2008, royalty revenue decreased by $762,000 due to a decline in comparable customer counts and by $302,000 due to lower franchise fees and renewal fees.

Since the end of the second quarter of 2007, Perkins’ franchisees have opened three restaurants, closed six restaurants and sold three restaurants to the Company. Over the same time period, Marie Callender’s franchisees have opened one new restaurant, closed four restaurants and sold one franchised restaurant to the Company.
Foxtail Overview
The operating results of Foxtail are impacted mainly by the following factors: external customer base, labor and employee benefit expenses, commodity prices, energy prices, governmental legislation, Perkins and Marie Callender’s restaurant openings and closings, food safety requirements and the general economy.
Foxtail’s net revenues increased $1,692,000 from the prior year-to-date period due primarily to higher pie and muffin sales, including an approximately $680,000 increase in pie sales to one contractual customer. The segment had a net loss of $1,885,000 in the year-to-date period of 2008 compared to a $2,540,000 net profit in the year-to-date period of 2007, resulting primarily from higher commodity costs.
Revenues
Total revenues increased $4,970,000 in the year-to-date period of 2008 compared to the year-to-date period of 2007. The increase was primarily due to a $4,139,000 increase in sales in the restaurant segment and a $1,692,000 increase in sales in the Foxtail segment. These increases were partially offset by a $1,064,000 decrease in revenues in the franchise segment.
Restaurant segment revenues of $273,387,000 and $269,248,000 in the year-to-date periods of 2008 and 2007, respectively, accounted for 87.2% and 87.4% of total revenues, respectively. The increase in revenues resulted primarily from the operations of the eleven new Perkins Company-operated restaurants, partially offset by an overall 2.8% decrease in comparable sales at Company-operated Perkins and Marie Callender’s restaurants.
Franchise segment revenues of $13,169,000 and $14,233,000 in the year-to-date periods of 2008 and 2007, respectively, accounted for 4.2% and 4.6% of total revenues, respectively. During the year-to-date period of 2008, royalty revenue decreased $762,000 due to a decline in comparable customer counts and by $302,000 due to lower franchise fees and renewal fees.
Foxtail’s net revenues increased $1,692,000 from the prior year-to-date period due primarily to higher pie and muffin sales, including an approximately $680,000 increase in pie sales to one contractual customer.
Costs and Expenses
Food Cost
Consolidated food cost was 29.4% and 27.8% of food sales in the year-to-date periods of 2008 and 2007, respectively. This increase of 1.6% was due primarily to higher commodity costs that affected all segments.
Restaurant segment food cost was 27.2% and 27.0% of food sales in the year-to-date periods of 2008 and 2007, respectively, as the impact of higher commodity costs were partially offset by menu price increases. In the Foxtail segment, food cost increased to 67.5% from 56.7% of food sales in the year-to-date periods of 2008 and 2007, respectively, primarily due to higher commodity costs.
Labor and Benefits Expenses
Consolidated labor and benefits expenses were 32.8% and 32.5% of total revenues in the year-to-date periods of 2008 and 2007, respectively. Restaurant segment labor and benefits increased by 0.4% in 2008 due primarily to increases in the average wage rate, which was impacted by federal and state minimum wage legislation. However, these additive factors were partially offset by improved labor cost controls. Labor and benefits in the Foxtail segment decreased by 0.9% in 2008 due primarily to headcount reductions.

Operating Expenses
Total operating expenses of $81,121,000 in the year-to-date period of 2008 increased by $4,437,000 as compared to the year-to-date period of 2007. Total operating expenses, as a percentage of total revenues, were 25.9% and 24.9% in the year-to-date periods of 2008 and 2007, respectively. Approximately 94.5% and 94.1% of total operating expenses in the year-to-date periods of 2008 and 2007, respectively, were incurred in the restaurant segment. The most significant components of operating expenses were rent, utilities, advertising, restaurant supplies, repair and maintenance and property taxes. In the restaurant segment, operating expenses, as a percentage of restaurant food sales, increased by 1.2% in the year-to-date period of 2008 due primarily to increased advertising, utilities, general liability insurance and rent expense. Advertising expense increased due to increased local and regional marketing efforts, and rent expense increased as a result of new store leases. Operating expenses in the Foxtail segment increased by approximately $140,000.
General and Administrative Expenses
The most significant components of general and administrative (“G&A”) expenses were corporate labor and benefits, occupancy costs and outside services. G&A expenses were 8.0% and 8.1% of total revenues in the year-to-date periods of 2008 and 2007, respectively. The decrease is primarily due to a reduction in corporate incentive compensation, substantially offset by an increase in severance expense.
Transaction Costs
The Company has classified certain expenses directly attributable to prior acquisitions and combinations and certain non-recurring expenses incurred as a result of prior acquisitions and combinations as transaction costs on the consolidated statements of operations. There were no transaction costs incurred in the year-to-date period of 2008. In the year-to-date period of 2007, there was $752,000 of transaction costs.
Depreciation and Amortization
Depreciation and amortization expense was $13,370,000 and $12,890,000 in the year-to-date periods of 2008 and 2007, respectively. This increase is primarily due to the depreciation of asset additions resulting from new Company-owned Perkins restaurants.
Interest, net
Interest, net was $18,303,000 (5.8% of total revenues) in the year-to-date period of 2008 compared to $16,698,000 (5.4% of total revenues) in the year-to-date period of 2007. This increase was primarily due to a 250 basis point increase in the interest rate margins on the Company’s Revolver and Term Loan as provided for in the amendment to the related credit agreement in March 2008 (see Note 8 “Long-Term Debt”) and to an approximate $11,500,000 increase in the average debt outstanding during the year-to-date period of 2008 as compared to the year-to-date period of 2007.
Taxes
The effective income tax rates for the year-to-date periods of 2008 and 2007 were 2.1% and 0.0%, respectively. Our rates differ from the statutory rate primarily due to a valuation allowance against deferred tax deductions, losses and credits. The effective income tax rate for the second quarter and year-to-date period ended July 13, 2008 reflects current tax expense that cannot be offset by losses and credits.

CAPITAL RESOURCES AND LIQUIDITY
Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. In September 2005, the Company issued $190,000,000 of unsecured 10% Senior Notes due October 1, 2013. In May 2006, the Company entered into a Credit Agreement with several banks, making available the following: (1) a five-year revolving credit facility of up to $40,000,000, including a sub-facility for letters of credit in an amount not to exceed $25,000,000 and a sub-facility for swingline loans in an amount not to exceed $5,000,000; and (2) a seven-year term loan credit facility not to exceed $100,000,000. As of July 13, 2008, the Company had approximately $316,894,000 of debt outstanding consisting of $302,641,000 in debt from the 10% Senior Notes, the Revolver and the Term Loan and $14,253,000 of capital lease obligations.
All amounts under the Credit Agreement bear interest at floating rates based on the agent’s base rate, which is generally the bank’s prime rate, plus an applicable margin, or the LIBOR rate, plus an applicable margin. Margins on the Revolver range from 325 to 425 basis points for base rate loans and from 425 to 525 basis points for LIBOR loans. Margins on the Term Loan are fixed at 425 and 525 basis points, respectively. All indebtedness under the Credit Agreement is collateralized by a first priority lien on substantially all of the assets of the Company and its wholly-owned subsidiaries. As of July 13, 2008, the Revolver permitted additional borrowings of approximately $12,968,000 (after giving effect to $16,200,000 in borrowings and $10,832,000 in letters of credit outstanding). The letters of credit are primarily utilized in conjunction with our workers’ compensation programs. In addition, as of July 13, 2008, borrowings of $98,000,000 were outstanding under the Term Loan.
Our debt agreements place restrictions on the Company’s ability and the ability of our subsidiaries to (i) incur additional indebtedness; (ii) create liens on our assets; (iii) make loans, advances, investments or acquisitions; (iv) engage in mergers; (v) dispose of our assets; (vi) pay certain restricted payments and dividends; (vii) exchange and issue capital stock; (viii) engage in certain transactions with affiliates; (ix) amend certain material agreements; and (x) enter into agreements that restrict our ability or the ability of our subsidiaries to grant liens or make distributions. In addition, the Credit Agreement limits the Company’s capital expenditures and requires us to comply with certain specified financial ratios. Currently, we are in compliance with the financial covenants contained in our Credit Agreement. As of the end of our third fiscal quarter, we may cease to be in compliance with certain financial covenants contained in our Credit Agreement. Prior to that occurrence, we intend to seek a waiver or amendment of the covenants or may seek to refinance our Credit Agreement. However, we cannot assure you that we will be able to obtain any such waiver or amendment or successfully complete a refinancing on acceptable terms or at all. See Part II, Item 1A, “Risk Factors” of this Form 10-Q.
Working Capital and Cash Flows
At July 13, 2008, we had a negative working capital balance of $34.8 million. Like many other restaurant companies, the Company is able to, and may more often than not, operate with negative working capital. We are able to operate with a substantial working capital deficit because (1) restaurant revenues are received primarily on a cash and near-cash basis with a low level of accounts receivable, (2) rapid turnover results in a limited investment in inventories and (3) accounts payable for food and beverages usually become due after the receipt of cash from the related sales.
The following table sets forth summary cash flow data for the year-to-date periods ended July 13, 2008 and July 15, 2007 (in thousands):

	Year-to-Date	Year-to-Date
	Ended	Ended
	July 13, 2008	July 15, 2007
Cash flows used in operating activities	$(539)	$(3,867)
Cash flows used in investing activities	(11,666)	(11,187)
Cash flows (used in) provided by financing activities	(3,981)	9,387
Operating activities
Cash used in operating activities decreased by $3,328,000 for the year-to-date period ended July 13, 2008 compared to the year-to-date period ended July 15, 2007. The cash impact of the net changes in operating assets and liabilities decreased by $13,162,000 for the year-to-date period ended July 13, 2008 compared to the year-to-date period ended July 15, 2007. This decrease was partially offset by the net loss of $15,653,000 in the year-to-date period ended July 13, 2008 compared to a net loss of $5,472,000 in the year-to-date period ended July 15, 2007.
Investing activities
Cash flows used in investing activities for the year-to-date period ended July 13, 2008 increased to $11,666,000 compared to $11,187,000 for the year-to-date period ended July 15, 2007. Substantially all cash flows used in investing activities were used for capital expenditures.
Capital expenditures consisted primarily of restaurant improvements, restaurant remodels, and equipment packages for new restaurants. The following table summarizes capital expenditures for each year-to-date period presented (in thousands):

	Year-to-Date	Year-to-Date
	Ended	Ended
	July 13, 2008	July 15, 2007
New restaurants	$2,146	$2,826
Restaurant improvements	4,013	4,544
Restaurant remodeling and reimaging	2,304	1,884
Manufacturing plant improvements	2,277	804
Other	926	1,132

Total capital expenditures	$11,666	$11,190

Our capital budget for 2008 is approximately $17,200,000 and includes plans to open up to four new Company-operated Perkins restaurants. For the year-to-date period ended July 13, 2008, we opened two Company-operated Perkins restaurants. The source of funding for these expenditures is expected to be from cash provided by operations and the Revolver. Capital spending could vary significantly from planned amounts as certain of these expenditures, primarily spending for new stores and store remodeling, are discretionary in nature.
Financing activities
Cash flows used in financing activities for the year-to-date period ended July 13, 2008 were $3,981,000 compared to cash flows provided by financing activities of $9,387,000 for the year-to-date period ended July 15, 2007. During the year-to-date period of 2008, the primary cash outflows included $1,056,000 of debt amendment costs related to the amended Credit Agreement and net payments of $760,000 and $3,800,000 on the Term Loan and Revolver, respectively, partially offset by lessor financing of $2,286,000 on new restaurant leases. During the year-to-date period of 2007, the primary cash flows included net proceeds of $10,500,000 from the Revolver.

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
RECENT ACCOUNTING PRONOUNCEMENTS
The following are recent accounting standards adopted or issued that could have an impact on our Company:
Intangible Assets
In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions in the first quarter of 2009. The Company has reviewed this pronouncement and does not anticipate that the adoption of SFAS No. 142-3 will materially impact its financial statements.
Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133.” This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk-related contingencies in derivative agreements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the provisions of this statement.
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
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This statement permits an entity to measure certain financial assets and financial liabilities at fair value, which would result in the reporting of unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-

instrument basis, with few exceptions, as long as it is applied to the instrument in its entirety. The statement establishes presentation and disclosure requirements to help financial statement users understand the effect of an entity’s election on its earnings but does not eliminate the disclosure requirements of other accounting standards. The Company has elected not to apply the fair value option to any of its financial assets or liabilities.
Fair Value Measurement
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides a single definition of fair value, together with a framework for measuring it and requires additional disclosures about the use of fair value to measure assets and liabilities. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. In February 2008, the FASB released FSP No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. In accordance with FSP 157-2, we adopted SFAS 157 on January 1, 2008 only with respect to financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on our financial position, results of operations or cash flows. Our financial instruments, which are reported at fair value, consist of long-term investments in marketable securities that are held in trust for payment of non-qualified deferred compensation. Fair value for these investments is based on readily available market prices.
IMPACT OF INFLATION
We do not believe that our operations are affected by inflation to a greater extent than are the operations of others within the restaurant industry. In the past, we have generally been able to offset the effects of inflation through selective menu price increases.
INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
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
We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors affecting these forward-looking statements include, among others, the following:
•	general economic conditions and demographic patterns;

•	our substantial indebtedness and our ability to comply with the covenants in our debt instruments;

•	competitive pressures and trends in the restaurant industry;

•	prevailing prices and availability of food, supplies and labor;

•	relationships with franchisees and financial health of franchisees;

•	our ability to integrate acquisitions;

•	our development and expansion plans; and

•	statements covering our business strategy.
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
Interest Rate Risk. Our primary market risk is interest rate exposure with respect to our floating rate debt. In the future, we may decide to employ a hedging strategy through derivative financial instruments to reduce the impact of adverse changes in interest rates. We do not plan to hold or issue derivative instruments for trading purposes. As of July 13, 2008, our Revolver permitted borrowings of up to approximately $12,968,000 (after giving effect to $16,200,000 in borrowings and $10,832,000 in letters of credit outstanding). Borrowings under the Term Loan and the Revolver are subject to variable interest rates. For the twelve months ended July 13, 2008, a 100 basis point change in interest rates (assuming $98,000,000 was outstanding under the Term Loan and $40,000,000 was outstanding under the Revolver) would have impacted us by approximately $1,380,000.
Foreign Currency Exchange Rate Risk. We conduct foreign operations in Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated and other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of July 13, 2008, to be material.
Commodity Price Risk. Many of the food products and other operating essentials purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, changes in global demand, production problems, delivery difficulties and other factors that are beyond our control. Our supplies and raw materials are available from several sources, and we are not dependent upon any single source for these items. If any existing suppliers fail or are unable to deliver in quantities required by us, we believe that there are sufficient other quality suppliers in the marketplace such that our sources of supply can be replaced as necessary. At times we enter into purchase contracts of one year or less or purchase bulk quantities for future use of certain items in order to control commodity-pricing risks. Certain significant items that could be subject to price fluctuations are beef, pork, coffee, eggs, dairy products, wheat products and corn products. In most cases, we historically have been able to pass through a substantial portion of the increased commodity costs by adjusting menu pricing.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined under the SEC’s rules) was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that Perkins and Marie Callender’s Inc. (the “Company”) filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Quarterly Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of July 13, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, Internal Control - Integrated Framework. Based on this evaluation and those criteria, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of July 13, 2008, our internal control over financial reporting was effective.
This quarterly report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report herein.
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the second fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. Risk Factors
The additional risk factor presented below should be considered in addition to the risk factors previously disclosed in our Form 10-K for the fiscal year ended December 30, 2007.
As of the end of our third fiscal quarter, we may cease to be in compliance with certain financial covenants in our Credit Agreement.
As of the end of our third fiscal quarter, we may cease to be in compliance with certain financial covenants contained in our Credit Agreement. Prior to that occurrence, we intend to seek a waiver or amendment of the covenants or may seek to refinance our Credit Agreement. We cannot assure you that we will be able to obtain any such waiver or amendment or successfully complete a refinancing on acceptable terms or at all. If we cease to be in compliance with any of the financial covenants contained in the Credit Agreement, the lenders thereunder may, among other things, terminate their commitments under the Revolver, charge us interest at the default rate specified in the Credit Agreement and accelerate the repayment of all amounts due and payable under the Credit Agreement. The acceleration of our obligations under the Credit Agreement would, after the grace period provided for in the indenture governing the Senior Notes, constitute an event of default thereunder. See our Form 10-K for the fiscal year ended December 30, 2007 for additional risk factors relating to our indebtedness.
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

PERKINS & MARIE CALLENDER’S INC.
DATE: August 27, 2008	BY: /s/ Fred T. Grant, Jr.
Fred T. Grant, Jr.
Chief Financial Officer