Form 10-K/A
PERKINS & MARIE CALLENDER'S INC
filed 2008-09-26
CIK 1047040

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)


(MARK ONE)

 |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED DECEMBER 30, 2007

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                        COMMISSION FILE NUMBER 333-131004

                        PERKINS & MARIE CALLENDER'S INC.
                        --------------------------------

             (Exact name of Registrant as specified in its charter)

          Delaware                                     62-1254388
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 6075 Poplar Ave. Suite 800 Memphis, TN                  38119
(Address of principal executive offices)              (Zip Code)

                                 (901) 766-6400
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------                   -----------------------------------------
                           NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No |X|

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No |X|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):


Large accelerated filer [ ]    Accelerated filer [ ]    Non-accelerated filer |X|    Smaller reporting company [  ]
                                            (Do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No |X|

As of December 30, 2007, the last day of our fiscal year, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $___based on the closing sale price as reported on the (applicable exchange). NOT APPLICABLE

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.


Class: COMMON STOCK, $.01 PAR VALUE PER SHARE       Outstanding as of September 26, 2008: 10,820 SHARES
Documents incorporated by reference: NONE


================================================================================

                                TABLE OF CONTENTS



EXPLANATORY NOTE.........................................................   1


PART II
   Item 9A(T). Controls and Procedures...................................   3


PART IV
   Item 15. Exhibits and Financial Statement Schedules..................    4

SIGNATURES...............................................................   5

EXPLANATORY NOTE

          As a result of the inadvertent omission of management's report on internal control over financial reporting from the Perkins & Marie Callender's Inc. ("we", "us", "our", or the "Company") Form 10-K for the fiscal year ended December 30, 2007, which was originally filed with the Securities and Exchange Commission (the "SEC") on March 27, 2008, the Company's disclosure controls and procedures were ineffective as of the end of the 2007 fiscal year covered by the Form 10-K. The Company is filing this second amendment to the Form 10-K to indicate that its disclosure controls and procedures were ineffective as of the end of fiscal 2007. Management's report on internal control over financial reporting was subsequently included in Amendment No. 1 to the Form 10-K, which was filed on August 21, 2008 ("Amendment No. 1").

PART II

ITEM 9A(T).  CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES. A re-evaluation of the effectiveness of our disclosure controls and procedures, as of December 30, 2007, was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this re-evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 30, 2007. Management's report on internal control over financial reporting, which is included below and was included in Amendment No. 1, was omitted from the Form 10-K as originally filed on March 27, 2008. Because of this inadvertent omission, our Company's Chief Executive Officer and Chief Financial Officer conducted the re-evaluation and reached the conclusion that our disclosure controls and procedures were ineffective as of December 30, 2007. Management has taken steps to ensure that future filings contain management's report on internal control over financial reporting.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 30, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, Internal Control - Integrated Framework. Based on this evaluation and those criteria, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

The Annual Report on Form 10-K for the fiscal year ended December 30, 2007 does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in the Annual Report.

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

      (a)     EXHIBITS:

EXHIBIT NO.

*31.1 Chief Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

*31.2 Chief Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.

*32.1 Chief Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

*32.2 Chief Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

___________
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized, on this 26th day of September, 2008.

                                                PERKINS & MARIE CALLENDER'S INC.

                                                By: /s/ Joseph F. Trungale
                                                    ----------------------------
                                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on this 26th day of September, 2008.

Signature                                  Title
/s/ Joseph F. Trungale      President and Chief Executive Officer
----------------------      (Principal Executive Officer)
Joseph F. Trungale

/s/ Fred T. Grant, Jr.      Executive Vice President and Chief Financial Officer
----------------------      (Principal Financial and Accounting Officer)
Fred T. Grant, Jr.

We have not sent, and do not intend to send, an annual report to security holders covering our last fiscal year, nor have we sent a proxy statement, form of proxy or other soliciting material to our security holders with respect to any annual meeting of security holders.