Form 10-Q
period 2008-10-05
PERKINS & MARIE CALLENDER'S INC
filed 2008-11-19
CIK 1047040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 5, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________.

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
Yes             ☑       No              0

Indicate by ☑ whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes             ☐       No              ☑

Number of shares of common stock outstanding as of November 17, 2008: 10,820.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PERKINS & MARIE CALLENDER’S INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Third Quarter	Third Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	October 5, 2008	October 7, 2007	October 5, 2008	October 7, 2007
REVENUES:
Food sales	$121,210	124,031	418,632	415,621
Franchise and other revenue	6,691	7,281	22,635	24,087
Total revenues	127,901	131,312	441,267	439,708

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	35,867	35,379	123,428	116,387
Labor and benefits	41,417	42,700	144,105	143,069
Operating expenses	34,240	34,693	115,361	111,377
General and administrative	10,612	8,675	35,727	33,575
Transaction costs	-	261	-	1,013
Depreciation and amortization	5,741	6,051	19,111	18,941
Interest, net	8,568	7,189	26,871	23,887
Asset impairments and closed store expenses	61	472	614	481
Goodwill impairment	20,202	-	20,202	-
Loss on extinguishment of debt	2,952	-	2,952	-
Other, net	(27)	(37)	(117)	277
Total costs and expenses	159,633	135,383	488,254	449,007
Loss before income taxes and minority interest	(31,732)	(4,071)	(46,987)	(9,299)
Benefit from (provision for) income taxes	1,260	(109)	938	(109)
Minority interests	(5)	(165)	(81)	(409)
NET LOSS	$(30,477)	(4,345)	(46,130)	(9,817)

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 5,	December 30,
	2008	2007
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$3,232	19,032
Restricted cash	7,594	10,098
Receivables, less allowances for doubtful accounts of $800 and $1,542 in 2008 and 2007, respectively	19,479	17,221
Inventories	15,676	13,239
Prepaid expenses and other current assets	6,007	5,732
Total current assets	51,988	65,322

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $121,990 and $109,441 in 2008 and 2007, respectively	96,594	99,311
INVESTMENT IN UNCONSOLIDATED PARTNERSHIP	36	53
GOODWILL	9,836	30,038
INTANGIBLE ASSETS, net of accumulated amortization of $19,393 and $17,494 in 2008 and 2007, respectively	151,417	153,316
DEFERRED INCOME TAXES	535	242
OTHER ASSETS	19,283	14,660
TOTAL ASSETS	$329,689	362,942

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par and share amounts)

	October 5,	December 30,
	2008	2007
LIABILITIES AND STOCKHOLDER'S INVESTMENT	(Unaudited)

CURRENT LIABILITIES:
Accounts payable	$24,065	25,559
Accrued expenses	37,678	52,621
Accrued income taxes	80	-
Franchise advertising contributions	5,675	5,940
Current maturities of long-term debt and capital lease obligations	379	9,464
Total current liabilities	67,877	93,584

CAPITAL LEASE OBLIGATIONS, less current maturities	13,801	11,987
LONG-TERM DEBT, less current maturities	321,601	298,009
DEFERRED RENT	14,921	13,467
OTHER LIABILITIES	15,247	15,520

MINORITY INTERESTS IN CONSOLIDATED PARTNERSHIPS	156	333

STOCKHOLDER'S INVESTMENT:
Common stock, $.01 par value; 100,000 shares authorized;
10,820 issued and outstanding	1	1
Additional paid-in capital	150,146	137,923
Accumulated other comprehensive income	37	86
Accumulated deficit	(254,098)	(207,968)
Total stockholder's investment	(103,914)	(69,958)
TOTAL LIABILITIES AND STOCKHOLDER'S INVESTMENT	$329,689	362,942

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Year-to-Date	Year-to-Date
	Ended	Ended
	October 5, 2008	October 7, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,130)	(9,817)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	19,111	18,941
Asset impairment costs	987	638
Amortization of debt discount	291	248
Other non-cash income and expense items	(134)	629
Gain on disposition of assets	(373)	(157)
Goodwill impairment	20,202	-
Loss on extinguishment of debt	2,952	-
Minority interests	81	409
Equity in net loss of unconsolidated partnership	17	90
Net changes in operating assets and liabilities	(16,043)	(12,364)
Total adjustments	27,091	8,434
Net cash used in operating activities	(19,039)	(1,383)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15,596)	(22,554)
Proceeds from sale of assets	515	3
Net cash used in investing activities	(15,081)	(22,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) terminated revolver, net	(20,000)	15,300
Proceeds from New Revolver	8,604	-
Proceeds from Secured Notes, net of $7,537 discount	124,463	-
Repayment of Term Loan	(98,750)	(750)
Repayment of capital lease obligations	(330)	(549)
Proceeds from (repayment of) other debt	(15)	1,925
Debt financing costs	(9,903)	-
Lessor financing of new restaurants	2,286	2,915
Distributions to minority partners	(258)	(228)
Contributions from parent and affiliates	12,500	1,792
Repurchase of equity ownership units in P&MC Holding LLC	(277)	-
Net cash provided by financing activities	18,320	20,405

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,800)	(3,529)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	19,032	9,069
Balance, end of period	$3,232	5,540

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S INVESTMENT
(Unaudited)
(In thousands)

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Accumulated
	Stock	Capital	Income	Deficit	Total

Balances at December 31, 2006	$1	136,131	13	(191,816)	(55,671)

Cumulative adjustment for adoption of FIN48	-	-	-	183	183
Capital contribution	-	1,792	-	-	1,792

Net loss	-	-	-	(16,335)	(16,335)
Currency translation adjustment	-	-	73	-	73
Total comprehensive loss					(16,262)
Balances at December 30, 2007	1	137,923	86	(207,968)	(69,958)

Capital contribution	-	12,500	-	-	12,500
Distribution of equity ownership units in
P&MC Holding LLC	-	(277)	-	-	(277)

Net loss	-	-	-	(46,130)	(46,130)
Currency translation adjustment	-	-	(49)	-	(49)
Total comprehensive loss					(46,179)
Balances at October 5, 2008	$1	150,146	37	(254,098)	(103,914)

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Organization

Perkins & Marie Callender’s Inc., together with its consolidated subsidiaries (collectively, the “Company”, “we” or “us”), is a wholly-owned subsidiary of Perkins & Marie Callender’s Holding Inc. Perkins & Marie Callender’s Holding Inc. is a wholly-owned subsidiary of Perkins & Marie Callender’s Holding Corp., which is a wholly-owned subsidiary of Perkins & Marie Callender’s Holding LLC (“P&MC Holding LLC”), which is principally owned by affiliates of castle Harlan, Inc. The Company is the sole equity holder of Wilshire Restaurant Group, LLC.

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

Wilshire Restaurant Group, LLC owns 100% of the outstanding common stock of Marie Callender Pie Shops, Inc. (“MCPSI”), a California corporation. MCPSI owns and operates restaurants and has granted franchises under the name Marie Callender’s and Marie Callender’s Grill. MCPSI also owns 100% of the outstanding common stock of M.C. Wholesalers, Inc., a California corporation. M.C. Wholesalers, Inc. operates a commissary that produces bakery goods. MCPSI also owns 100% of the outstanding common stock of FIV Corp., a Delaware corporation that owns and operates one restaurant under the name East Side Mario’s.

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

The results of operations for the interim period ended October 5, 2008 are not necessarily indicative of operating results for the full year. The consolidated interim financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s 2007 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2008.

(3) Accounting Reporting Period

Our financial reporting is based on thirteen four-week periods ending on the last Sunday in December. The first quarter each year includes four four-week periods, and the second, third and fourth quarters each typically include three four-week periods.  The first, second and third quarters of 2008 ended on April 20, July 13 and October 5, respectively.  The fourth quarter of 2008 will end on December 28.

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

As of October 5, 2008, three Perkins franchisees otherwise unaffiliated with the Company owned 91, or 29%, of the 317 franchised Perkins restaurants, consisting of 43, 27 and 21 restaurants, respectively.  During the third quarter of 2008, these three Perkins franchisees provided royalties and license fees of $462,000, $348,000 and $359,000, respectively.  During the year-to-date period ended October 5, 2008, these same three franchisees provided royalties and license fees of $1,517,000, $1,131,000 and $1,179,000, respectively.

As of October 5, 2008, three Marie Callender’s franchisees otherwise unaffiliated with the Company owned 13, or 31%, of the 42 franchised Marie Callender’s restaurants, consisting of five, four and four restaurants, respectively. During the third quarter of 2008, these three Marie Callender’s franchisees provided royalties and license fees of $121,000, $101,000 and $72,000, respectively.   During the year-to-date period ended October 5, 2008, these same three franchisees provided royalties and license fees of $434,000, $369,000 and $244,000, respectively.

The Company has arrangements with several different parties to whom territorial rights were granted in exchange for specified payments. The Company makes specified payments to those parties based on a percentage of gross sales from certain Perkins restaurants and for new Perkins restaurants opened within those geographic regions. During the third quarters of 2008 and 2007, we paid an aggregate of $678,000 and $699,000, respectively, and during the year-to-date periods of 2008 and 2007, we paid an aggregate of $2,160,000 and $2,185,000, respectively, under such arrangements. Three such agreements are currently in effect. Of these, one expires in the year 2075, one expires upon the death of the beneficiary and the remaining agreement remains in effect as long as we operate Perkins restaurants in certain states.

(5) Supplemental Cash Flow Information

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the year-to-date periods ended October 5, 2008 and October 7, 2007 consists of the following (in thousands):

	Year-to-Date	Year-to-Date
	Ended	Ended
	October 5, 2008	October 7, 2007
Decrease (increase) in:
Receivables	$(2,176)	(3,123)
Inventories	(2,437)	(3,788)
Prepaid expenses and other current assets	(275)	(1,710)
Other assets	2,071	1,001

Increase (decrease) in:
Accounts payable	(1,538)	5,114
Accrued expenses and other current liabilities	(11,036)	(9,908)
Other liabilities	(652)	50
Net changes in operating assets and liabilities	$(16,043)	(12,364)

(6) Goodwill and Intangible Assets

Goodwill

We account for our goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 , “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which provides guidance regarding the recognition and measurement of intangible assets, eliminates the amortization of certain intangibles and requires assessments for impairment of intangible assets that are not subject to amortization at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

The Company reviews the carrying amounts of goodwill at the reporting unit level. At December 30, 2007, the Company had $30,038,000 of goodwill, of which $9,836,000 was attributable to restaurant operations, $18,538,000 was attributable to franchise operations and $1,664,000 was attributable to the Foxtail segment. The goodwill originated from the acquisition of the Company by affiliates of Castle Harlan, Inc. in September 2005. Due to the decrease in the Company’s operating results during 2008 compared to 2007 and the decline in general economic conditions impacting the restaurant industry, management conducted an interim goodwill impairment evaluation during the quarter ended October 5, 2008. Fair values of the reporting units were calculated using discounted future cash flows and market-based comparative values.  Because the carrying values of the reporting units in both the franchise and Foxtail segments exceeded their respective fair values, the Company completed step two of the goodwill test and concluded that goodwill was impaired as of October 5, 2008. Accordingly, in the quarter ended October 5, 2008, the Company recorded a non-cash goodwill impairment charge of $20,202,000, of which $18,538,000 was charged to the franchise segment and $1,664,000 was charged to the Foxtail segment.

The following schedule presents the carrying amount of goodwill attributable to each reportable operating segment and changes therein.

	Restaurant Operations	Franchise Operations	Foxtail	Total Company
Balance as of December 30, 2007	$9,836	18,538	1,664	30,038
Goodwill impairment charge	—	(18,538)	(1,664)	(20,202)
Balance as of October 5, 2008	$9,836	—	—	9,836

Intangible Assets

Based on the same indicators noted above, we reviewed all identifiable intangible assets during the quarter ended October 5, 2008, and, based on the results of this interim review, no intangible assets were considered impaired at October 5, 2008.

The components of our identifiable intangible assets are as follows (in thousands):

	October 5, 2008	December 30, 2007
Amortizing intangible assets:
Franchise agreements	$35,000	35,000
Customer relationships	13,300	13,300
Acquired franchise rights	11,076	11,076
Design prototype	834	834
Subtotal	60,210	60,210
Less — accumulated amortization	(19,393)	(17,494)
Total amortizing intangible assets	40,817	42,716
Nonamortizing intangible asset:
Tradenames	110,600	110,600
Total intangible assets	$151,417	153,316

(7) Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	October 5, 2008	December 30, 2007
Payroll and related benefits	$13,981	16,016
Interest	997	6,310
Gift cards and gift certificates	5,221	7,099
Property, real estate and sales taxes	5,301	4,325
Management fees	894	4,065
Insurance	2,357	1,539
Advertising	780	937
Other	8,147	12,330
Total accrued expenses	$37,678	52,621

(8) Segment Reporting

We have three reportable segments: restaurant operations, franchise operations, and Foxtail. The restaurant operations include the operating results of Company-operated Perkins and Marie Callender’s restaurants. The franchise operations include revenues and expenses directly attributable to franchised Perkins and Marie Callender’s restaurants. Foxtail’s operations consist of three manufacturing plants: one in Corona, California and two in Cincinnati, Ohio.

Restaurant operations operate principally in the U.S. within the family dining and casual dining industries, providing similar products to similar customers.  Revenues from restaurant operations are derived principally from food and beverage sales to external customers.  Perkins and Marie Callender’s operations exhibit similar operating characteristics, including food and labor costs which result in similar long-term average gross margins.  Revenues from franchise operations consist primarily of royalty income earned on the revenues generated at franchisees’ restaurants and initial franchise fees.   The revenue and cost structure of our Perkins and Marie Callender’s franchise operations exhibit similar long-term operating characteristics.  Revenues from Foxtail are generated by the sale of food products to both Company-operated and franchised Perkins and Marie Callender’s restaurants as well as to unaffiliated customers. Foxtail’s sales to Company-operated restaurants are eliminated for reporting purposes.  The revenues in the “other” segment are primarily licensing revenues.

The following table presents revenues and other financial information by business segment (in thousands):

	Third Quarter	Third Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
Revenues	October 5, 2008	October 7, 2007	October 5, 2008	October 7, 2007

Restaurant operations	$108,374	112,376	381,761	381,624
Franchise operations	5,631	6,200	18,800	20,433
Foxtail	16,133	15,290	49,599	47,491
Intersegment revenue	(3,297)	(3,635)	(12,728)	(13,494)
Other	1,060	1,081	3,835	3,654
Total	$127,901	131,312	441,267	439,708

Segment net income (loss)

Restaurant operations	4,639	5,074	18,244	24,061
Franchise operations	(13,411)	5,579	(1,327)	18,525
Foxtail	(2,901)	901	(4,786)	3,441
Other	(18,804)	(15,899)	(58,261)	(55,844)
Total	$(30,477)	(4,345)	(46,130)	(9,817)

	October 5,	December 30,
Segment assets	2008	2007

Restaurant operations	133,510	140,848
Franchise operations	103,119	121,199
Foxtail	50,113	42,329
Other	42,947	58,566
Total	$329,689	362,942

The components of the other segment loss are as follows (in thousands):

	Third Quarter	Third Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	October 5, 2008	October 7, 2007	October 5, 2008	October 7, 2007
General and administrative expenses	$8,711	7,679	29,812	29,807
Depreciation and amortization expenses	781	1,173	2,565	3,218
Interest expense, net	8,568	7,189	26,871	23,887
Loss (gain) on disposition of assets, net	(409)	228	(373)	(157)
Asset write-down	470	244	987	638
Loss on extinguishment of debt	2,952	-	2,952	-
Transaction costs	-	261	-	1,013
Provision for (benefit from) income taxes	(1,260)	109	(938)	109
Minority interests	5	165	81	409
Licensing revenue	(1,006)	(1,052)	(3,626)	(3,374)
Other	(8)	(97)	(70)	294
Total other segment loss	$18,804	15,899	58,261	55,844

(9) Long-Term Debt

Refinancing Transaction

On September 24, 2008, the Company issued $132,000,000 of 14% senior secured notes (the "Secured Notes") and entered into a new $26,000,000 revolving credit facility (the “New Revolver”) in connection with the refinancing of its then existing $100,000,000 term loan and $40,000,000 revolver.  The pre-existing credit agreement terminated upon the consummation of the refinancing.  In connection with this transaction, we recognized a loss of $2,952,000, representing the write-off of previously deferred financing costs related to the terminated credit agreement.

Secured Notes and 10% Senior Notes

The Secured Notes were issued at a discount of $7,537,200, which will be accreted using the interest method over the term of the Secured Notes.  The Secured Notes will mature on May 31, 2013, and interest is payable semi-annually on May 31 and November 30 of each year, commencing on May 31, 2009.

The Secured Notes are fully and unconditionally guaranteed (the "Secured Notes Guarantees") on a senior secured basis by the Company's parent, Perkins & Marie Callender's Holding Inc., and each of the Company's existing and future domestic wholly-owned subsidiaries (the “Secured Notes Guarantors”).  The Secured Notes and the Secured Notes Guarantees are the Company’s and the Secured Notes Guarantors’ senior secured obligations and rank equal in right of payment to all of the Company’s and the Senior Notes Guarantor’s existing and future senior indebtedness.  The Secured Notes and the Secured Notes Guarantees are secured by a lien on substantially all of the Company's and the Secured Notes Guarantors’ existing and future assets, subject to certain exceptions.  Pursuant to the terms of an intercreditor agreement, the foregoing liens are contractually subordinated to the liens that secure the New Revolver.

Prior to May 31, 2011, the Company may redeem up to 35% of the aggregate principal amount of the Secured Notes with the net cash proceeds of certain equity offerings at a premium specified in the indenture pertaining to the Secured Notes (the “Secured Notes Indenture”).  Prior to May 31, 2011, the Company also may redeem all or part of the Secured Notes at a “make whole” premium specified in the Secured Notes Indenture.  On or after May 31, 2011, the Company may redeem the Secured Notes at a 7% premium that decreases to a 0% premium on May 31, 2012.  If the Company experiences a change of control, the holders have the right to require the Company to repurchase its Secured Notes at 101% of the principal amount.  If the Company sells assets and does not use the net proceeds for specified purposes, it may be required to use the net proceeds to offer to repurchase the Secured Notes at 100% of the Notes principal amount.  Any redemption or repurchase also requires the payment of any accrued and unpaid interest through the redemption or repurchase date.

In September 2005, the Company issued $190,000,000 of unsecured 10% Senior Notes (the “10% Senior Notes”). The 10% Senior Notes were issued at a discount of $2,570,700, which is accreted using the interest method over the term of the 10% Senior Notes. The 10% Senior Notes will mature on October 1, 2013, and interest is payable semi-annually on April 1 and October 1 of each year. All consolidated subsidiaries of the Company that are 100% owned provide joint and several, full and unconditional guarantee of the 10% Senior Notes. There are no significant restrictions on the Company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or a loan. Additionally, there are no significant restrictions on a guarantor subsidiary’s ability to obtain funds from the Company or its direct or indirect subsidiaries.

The Secured Notes have not been registered for resale under the Securities Act of 1933, as amended (the "Securities Act"), or the securities laws of any jurisdiction.  This Quarterly Report shall not constitute an offer to sell or the solicitation of an offer to buy the Secured Notes.

Prior to October 1, 2009, the Company may redeem all or part of the 10% Senior Notes at a “make whole” premium specified in the indenture pertaining to the 10% Senior Notes (the "10% Senior Indenture").  On or after October 1, 2009, the Company may redeem the 10% Senior Notes at a 5% premium that steps down to a 2.5% premium on October 1, 2010 and a 0% premium on October 1, 2011 (and thereafter).  If the Company experiences a change of control, the holders have the right to require the Company to repurchase its 10% Senior Notes at 101% of the principal amount.  If the Company sells assets and does not use the net proceeds for specified purposes, it may be required to use the net proceeds to offer to repurchase the 10% Senior Notes and certain other existing pari-passu indebtedness of the Company at 100% of the principal amount thereof.  Any redemption or repurchase also requires the payment of any accrued and unpaid interest through the redemption or repurchase date.

The Secured Notes Indenture and the 10% Notes Indenture contain various customary events of default, including, without limitation:  (i) nonpayment of principal or interest; (ii) cross-defaults with certain other indebtedness; (iii) certain bankruptcy related events; (iv) invalidity of guarantees; (v) monetary judgment defaults; and (vi) certain change of control events.  In addition, any impairment of the security interest in the Secured Notes collateral shall constitute an event of default under the Secured Notes Indenture.

New Revolver

The New Revolver, which matures on February 28, 2013, is guaranteed by Perkins & Marie Callender's Holding Inc. and certain of the Company's existing and future subsidiaries.  The New Revolver is secured by a first priority perfected security interest in all of the Company's property and assets, and the property and assets of each guarantor.  Subject to the satisfaction of the conditions contained therein, up to $26,000,000 may be borrowed under the New Revolver from time to time.  The New Revolver includes a sub-facility for letters of credit in an amount not to exceed $15,000,000.

Amounts outstanding under the New Revolver bear interest, at the Company’s option, at a rate per annum equal to either:  (i) the base rate, as defined in the New Revolver, plus an applicable margin or (ii) a LIBOR-based equivalent, plus an applicable margin.  For the foreseeable future, margins are expected to be 325 basis points for base rate loans and 425 basis points for LIBOR loans.  As of October 5, 2008, the average interest rate on aggregate borrowings under the New Revolver was 8.25% and the New Revolver permitted additional borrowings of approximately $6,571,000 (after giving effect to $8,604,000 in borrowings and $10,825,000 in letters of credit outstanding).  The letters of credit are primarily utilized in conjunction with our workers’ compensation programs.

The Company is required to make mandatory prepayments under the New Revolver with, subject to certain exceptions: (i) the net cash proceeds from certain asset sales or dispositions; (ii) the net cash proceeds of any debt issued by the Company or its subsidiaries; (iii) 50% of the net cash proceeds of any equity issuance by the Company, its parent or its subsidiaries; and (iv) the extraordinary receipts received by the Company or its subsidiaries, consisting of proceeds of judgments or settlements, certain indemnity payments and purchase price adjustments received in connection with any purchase agreement.  Any of the foregoing mandatory prepayments will result in a corresponding permanent reduction in the maximum New Revolver amount.

The New Revolver contains various affirmative and negative covenants, including, but not limited to a financial covenant to maintain at least $30,000,000 of trailing 13-period EBITDA, as defined in the New Revolver, and limits the Company’s capital expenditures.

The average interest rate on aggregate borrowings on October 5, 2008 was 11.6% compared to the average interest rate on aggregate borrowings on October 7, 2007 of 9.4%.  The average interest rate on aggregate borrowings outstanding during the quarter ended October 5, 2008 was 11.9% compared to the average interest rate on aggregate borrowings outstanding during the quarter ended October 7, 2007 of 10.3%.

Our debt agreements place restrictions on the Company’s ability and the ability of its subsidiaries to: (i) incur additional indebtedness or issue certain preferred stock; (ii) repay certain indebtedness prior to stated maturities; (iii) pay dividends or make other distributions on, redeem or repurchase capital stock or subordinated indebtedness; (iv) make certain investments or other restricted payments; (v) enter into transactions with affiliates; (vi) issue stock of subsidiaries; (vii) transfer, sell or consummate a merger or consolidation of all, or substantially all, of the Company's assets; (viii) change its line of business; (ix) incur dividend or other payment restrictions with regard to restricted subsidiaries; (x) create or incur liens on assets to secure debt; (xi) dispose of assets; (xii) restrict distributions from subsidiaries; (xiii) make certain acquisitions; (xiv) make capital expenditures; or (xv) amend the terms of the Company's outstanding notes.  As of October 5, 2008, we are in compliance with the financial covenants contained in our debt agreements.

(10) Income Tax

The effective income tax rates for the third quarters ended October 5, 2008 and October 7, 2007 were 4.0% and -2.7%, respectively.  Our rates differ from the statutory rate primarily due to a valuation allowance against deferred tax deductions, losses and credits.  At December 30, 2007 and October 5, 2008, the Company maintained a valuation allowance for substantially all of its net deferred tax assets.  The effective income tax rate for the third quarter and year-to-date period ended October 5, 2008 reflects $539,000 of federal current and deferred tax benefit and $150,000 of state deferred tax benefit offset by $25,000 of state current tax expense that cannot be offset by losses and credits.  In addition, the income tax rate reflects the net benefit of $261,000 and $336,000 of tax and interest, respectively, on expired uncertain tax positions.

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

Additionally, in May 2008, the Company paid approximately $395,000 to the Internal Revenue Service to settle certain other income tax positions taken on prior filings.  The settlement and related payments had no impact to the Company’s 2008 tax provision.

As of October 5, 2008 and December 30, 2007 the Company had approximately $1,334,000 and $4,092,000, respectively, of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rates.  In addition, as of October 5, 2008 and December 30, 2007 the Company had $968,000 and $3,010,000, respectively, of unrecognized tax benefits reducing federal and state net operating loss carry forwards and federal credit carry forwards that, if recognized, would be subject to a valuation allowance.  The Company expects that the total amount of its gross unrecognized tax benefits will decrease between $663,000 and $1,263,000 within the next 12 months due to federal and state settlements and expiration of statutes.

(11)  P&MC Holding LLC Equity Plan and Other Equity Transactions

Equity Plan

Effective April 1, 2007, P&MC Holding LLC established a management equity incentive plan (the “Equity Plan”) for the benefit of key Company employees.  The Equity Plan provides the following two types of equity ownership in P&MC Holding LLC: (i) Strip Subscription Units, and (ii) Incentive Units.

Strip Subscription Units:  During 2007, Strip Subscription Units aggregating $1,768,000 were purchased from P&MC Holding LLC by certain Company executives at fair value under the Equity Plan.  During 2008, the Company repurchased certain units from Company executives at their then fair value of $277,000.

Incentive Units:  During 2007, pursuant to the Equity Plan, Incentive Units were granted to key employees. Incentive Units represent a subordinated unit interest in P&MC Holding LLC.  The Incentive Units generally vest over four years of continuous service and have no contractual term.  The Company has determined the estimated fair value of the Incentive Units to be $0.01 at their grant date after review and consideration of relevant information, including discounted cash flow analyses, comparable market multiples and the Company’s own estimates.

Stock-based employee compensation expense is charged by the Company based on the recognition and measurement provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” and related interpretations.  Compensation expense related to the units for the third quarter and year-to-date period ended October 5, 2008 was not material.

If the employee is employed as of the date of the occurrence of certain change in control events, as defined in the Equity Plan, the employee’s outstanding, but unvested Incentive Units shall vest simultaneously with the consummation of the change in control event.  Upon termination of employment, unvested Incentive Units are forfeited and vested Incentive Units and Strip Subscription Units may be repurchased, at a price not to exceed fair value, pursuant to the terms of P&MC Holding LLC’s unitholders agreement.

Other Equity Transactions

During the quarter ended October 5, 2008, certain affiliates of Castle Harlan, Inc. made a $4,000,000 payment to the lenders under our pre-existing revolving credit facility in satisfaction of their guarantee under the March 2008 amendment to the term loan. This amount became a subordinated obligation of the Company and, immediately prior to the consummation of the refinancing, the obligation was converted to equity. Also, during the quarter, we received an equity contribution of $8,500,000 from our indirect parent, P&MC Holding Corp.

(12) Recent Accounting Pronouncements

The following are recent accounting standards adopted or issued that could have an impact on our Company:

Accounting Principles Hierarchy

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective November 17, 2008. The Company anticipates that the adoption of SFAS 162 will not have a material impact on its consolidated financial statements.

Intangible Assets

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP No. 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions in the first quarter of 2009. The Company has reviewed this pronouncement and does not anticipate that the adoption of FSP No. 142-3 will materially impact its financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) establishes principles and requirements for how an acquiring entity in a business combination recognizes and measures the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and sets the disclosure requirements regarding the information needed to evaluate and understand the nature and financial effect of the business combination. This statement will be effective prospectively for business combinations closing on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the provisions of this statement.

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

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” ("SFAS 157") which provides a single definition of fair value, together with a framework for measuring it and requires additional disclosures about the use of fair value to measure assets and liabilities. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. In February 2008, the FASB released FSP No. 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”) which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. In accordance with FSP 157-2, we adopted SFAS 157 on January 1, 2008 only with respect to financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on our financial position, results of operations or cash flows.  Our financial instruments, which are reported at fair value, consist of long-term investments in marketable securities that are held in trust for payment of non-qualified deferred compensation.  Fair value for these investments is based on readily available market prices.

(13) Condensed Consolidated Financial Information

The Company’s 10% Senior Notes and its Secured Notes were issued subject to a joint and several, full and unconditional guarantee by all of the Company’s 100% owned domestic subsidiaries. There are no significant restrictions on the Company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or loan. Additionally, there are no significant restrictions on the guarantor subsidiaries’ ability to obtain funds from the Company or its direct or indirect subsidiaries.

The following consolidating statements of operations, balance sheets and statements of cash flows are provided for the parent company and all subsidiaries. The information has been presented as if the parent company accounted for its ownership of the guarantor and non-guarantor subsidiaries using the equity method of accounting.

Consolidating Statement of Operations for the Third Quarter ended October 5, 2008 (unaudited; in thousands):

	Parent	Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI

REVENUES:
Food sales	$78,655	37,068	5,487	-	121,210
Franchise and other revenue	4,867	1,824	-	-	6,691
Total revenues	83,522	38,892	5,487	-	127,901

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	23,373	11,044	1,450	-	35,867
Labor and benefits	25,766	13,673	1,978	-	41,417
Operating expenses	20,994	11,112	2,134	-	34,240
General and administrative	9,653	959	-	-	10,612
Depreciation and amortization	4,151	1,408	182	-	5,741
Interest, net	8,328	240	-	-	8,568
Asset impairments and closed store expenses	(246)	286	21	-	61
Goodwill impairment	20,202	-	-	-	20,202
Loss on extinguishment of debt	2,952	-	-	-	2,952
Other, net	(27)	-	-	-	(27)
Total costs and expenses	115,146	38,722	5,765	-	159,633
Income (loss) before income taxes and minority interests	(31,624)	170	(278)	-	(31,732)
Benefit from income taxes	1,260	-	-	-	1,260
Minority interests	-	-	(5)	-	(5)
Equity in (loss) earnings of subsidiaries	(113)	-	-	113	-
NET (LOSS) INCOME	$(30,477)	170	(283)	113	(30,477)

Consolidating Statement of Operations for the Third Quarter ended October 7, 2007 (unaudited; in thousands):

	Parent	Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI

REVENUES:
Food sales	$77,629	40,489	5,913	-	124,031
Franchise and other revenue	5,203	2,078	-	-	7,281
Total revenues	82,832	42,567	5,913	-	131,312

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	21,873	11,893	1,613	-	35,379
Labor and benefits	26,507	14,123	2,070	-	42,700
Operating expenses	20,817	11,939	1,937	-	34,693
General and administrative	7,853	822	-	-	8,675
Transaction costs	157	104	-	-	261
Depreciation and amortization	4,298	1,618	135	-	6,051
Interest, net	6,946	243	-	-	7,189
Asset impairments and closed store expenses	(21)	492	1	-	472
Other, net	(37)	-	-	-	(37)
Total costs and expenses	88,393	41,234	5,756	-	135,383
Income (loss) before income taxes and minority interests	(5,561)	1,333	157	-	(4,071)
Provision for income taxes	(109)	-	-	-	(109)
Minority interests	-	-	(165)	-	(165)
Equity in earnings (loss) of subsidiaries	1,325	-	-	(1,325)	-
NET (LOSS) INCOME	$(4,345)	1,333	(8)	(1,325)	(4,345)

Consolidating Statement of Operations for the Year-to-Date Period ended October 5, 2008 (unaudited; in thousands):

	Parent	Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI

REVENUES:
Food sales	$265,576	132,772	20,284	-	418,632
Franchise and other revenue	15,742	6,893	-	-	22,635
Total revenues	281,318	139,665	20,284	-	441,267

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	77,739	40,150	5,539	-	123,428
Labor and benefits	88,779	48,194	7,132	-	144,105
Operating expenses	69,820	38,363	7,178	-	115,361
General and administrative	31,688	4,039	-	-	35,727
Depreciation and amortization	13,672	4,874	565	-	19,111
Interest, net	26,008	863	-	-	26,871
Asset impairments and closed store expenses	73	490	51	-	614
Goodwill impairment	20,202	-	-	-	20,202
Loss on extinguishment of debt	2,952	-	-	-	2,952
Other, net	(117)	-	-	-	(117)
Total costs and expenses	330,816	136,973	20,465	-	488,254
Income (loss) before income taxes and minority interests	(49,498)	2,692	(181)	-	(46,987)
Benefit from income taxes	938	-	-	-	938
Minority interests	-	-	(81)	-	(81)
Equity in earnings (loss) of subsidiaries	2,430	-	-	(2,430)	-
NET (LOSS) INCOME	$(46,130)	2,692	(262)	(2,430)	(46,130)

Consolidating Statement of Operations for the Year-to-Date Period ended October 7, 2007 (unaudited; in thousands):

	Parent	Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI

REVENUES:
Food sales	$256,391	138,259	20,971	-	415,621
Franchise and other revenue	16,670	7,417	-	-	24,087
Total revenues	273,061	145,676	20,971	-	439,708

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	70,547	40,019	5,821	-	116,387
Labor and benefits	87,125	49,032	6,912	-	143,069
Operating expenses	66,443	37,829	7,105	-	111,377
General and administrative	29,293	4,282	-	-	33,575
Transaction costs	772	241	-	-	1,013
Depreciation and amortization	13,437	4,683	821	-	18,941
Interest, net	23,061	826	-	-	23,887
Asset impairments and closed store expenses	(403)	858	26	-	481
Other, net	(73)	350	-	-	277
Total costs and expenses	290,202	138,120	20,685	-	449,007
Income (loss) before income taxes and minority interests	(17,141)	7,556	286	-	(9,299)
Provision for income taxes	(109)	-	-	-	(109)
Minority interests	-	-	(409)	-	(409)
Equity in earnings (loss) of subsidiaries	7,433	-	-	(7,433)	-
NET (LOSS) INCOME	$(9,817)	7,556	(123)	(7,433)	(9,817)

Consolidating Balance Sheet as of October 5, 2008 (unaudited; in thousands):

	Parent	Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,415	2,981	(2,164)	-	3,232
Restricted cash	7,594	-	-	-	7,594
Receivables, less allowances for doubtful accounts	13,293	6,150	36	-	19,479
Inventories	10,759	4,716	201	-	15,676
Prepaid expenses and other current assets	4,757	1,239	11	-	6,007
Total current assets	38,818	15,086	(1,916)	-	51,988

PROPERTY AND EQUIPMENT, net	67,616	26,772	2,206	-	96,594
INVESTMENT IN UNCONSOLIDATED PARTNERSHIP	-	27	9	-	36
GOODWILL	9,836	-	-	-	9,836
INTANGIBLE ASSETS, net	151,230	187	-	-	151,417
INVESTMENTS IN SUBSIDIARIES	(90,310)	-	-	90,310	-
DUE FROM SUBSIDIARIES	94,554	-	-	(94,554)	-
DEFERRED INCOME TAXES	535	-	-	-	535
OTHER ASSETS	17,860	1,213	210	-	19,283
TOTAL ASSETS	$290,139	43,285	509	(4,244)	329,689

LIABILITIES AND STOCKHOLDER'S INVESTMENT
CURRENT LIABILITIES:
Accounts payable	16,136	7,670	259	-	24,065
Accrued expenses	25,711	10,696	1,271	-	37,678
Accrued income taxes	80	-	-	-	80
Franchise advertising contributions	5,675	-	-	-	5,675
Current maturities of long-term debt and capital lease obligations	165	214	-	-	379
Total current liabilities	47,767	18,580	1,530	-	67,877

CAPITAL LEASE OBLIGATIONS, less current maturities	8,307	5,494	-	-	13,801
LONG-TERM DEBT, less current maturities	321,580	21	-	-	321,601
DEFERRED RENT	9,659	5,185	77	-	14,921
OTHER LIABILITIES	6,740	8,507	-	-	15,247
DUE TO PARENT	-	96,133	(1,579)	(94,554)	-
MINORITY INTERESTS IN CONSOLIDATED PARTNERSHIPS	-	-	156	-	156
			-
STOCKHOLDER'S INVESTMENT:
Common stock	1	-	-	-	1
Preferred stock	-	63,277	-	(63,277)	-
Capital in excess of par	-	9,338	-	(9,338)	-
Additional paid-in capital	150,146	-	-	-	150,146
Treasury stock	-	(137)	-	137	-
Accumulated other comprehensive income	37	-	-	-	37
Accumulated (deficit) earnings	(254,098)	(163,113)	325	162,788	(254,098)
Total stockholder's investment	(103,914)	(90,635)	325	90,310	(103,914)
TOTAL LIABILITIES AND STOCKHOLDER'S INVESTMENT	$290,139	43,285	509	(4,244)	329,689

Consolidating Balance Sheet as of December 30, 2007 (in thousands):

	Parent	Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,391	428	(787)	-	19,032
Restricted cash	10,098	-	-	-	10,098
Receivables, less allowances for doubtful accounts	12,000	5,180	41	-	17,221
Inventories	8,108	4,839	292	-	13,239
Prepaid expenses and other current assets	5,053	679	-	-	5,732
Total current assets	54,650	11,126	(454)	-	65,322

PROPERTY AND EQUIPMENT, net	66,956	29,530	2,825	-	99,311
INVESTMENT IN UNCONSOLIDATED PARTNERSHIP	-	43	10	-	53
GOODWILL	30,038	-	-	-	30,038
INTANGIBLE ASSETS, net	153,077	239	-	-	153,316
INVESTMENTS IN SUBSIDIARIES	(92,739)	-	-	92,739	-
DUE FROM SUBSIDIARIES	89,283	-	-	(89,283)	-
DEFERRED INCOME TAXES	242	-	-	-	242
OTHER ASSETS	12,777	(497)	2,380	-	14,660
TOTAL ASSETS	$314,284	40,441	4,761	3,456	362,942

LIABILITIES AND STOCKHOLDER'S INVESTMENT
CURRENT LIABILITIES:
Accounts payable	16,369	8,420	770	-	25,559
Accrued expenses	33,569	17,221	1,831	-	52,621
Franchise advertising contributions	5,940	-	-	-	5,940
Current maturities of long-term debt and capital lease obligations	9,134	330	-	-	9,464
Total current liabilities	65,012	25,971	2,601	-	93,584

CAPITAL LEASE OBLIGATIONS, less current maturities	6,147	5,840	-	-	11,987
LONG-TERM DEBT, less current maturities	297,972	37	-	-	298,009
DEFERRED RENT	7,827	5,556	84	-	13,467
OTHER LIABILITIES	7,284	8,235	1	-	15,520
DUE TO PARENT	-	92,192	(2,909)	(89,283)	-
MINORITY INTERESTS IN CONSOLIDATED PARTNERSHIPS	-	-	333	-	333
			-
STOCKHOLDER'S INVESTMENT:
Common stock	1	-	-	-	1
Preferred stock	-	63,277	-	(63,277)	-
Capital in excess of par	-	(177)	9,515	(9,338)	-
Additional paid-in capital	137,923	-	-	-	137,923
Treasury stock	-	(137)	-	137	-
Accumulated other comprehensive income	86	-	-	-	86
Accumulated (deficit) earnings	(207,968)	(160,353)	(4,864)	165,217	(207,968)
Total stockholder's investment	(69,958)	(97,390)	4,651	92,739	(69,958)
TOTAL LIABILITIES AND STOCKHOLDER'S INVESTMENT	$314,284	40,441	4,761	3,456	362,942

Consolidating Statement of Cash Flows for the Year-to-Date Period ended October 5, 2008 (unaudited; in thousands):

	Parent	Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(46,130)	2,692	(262)	(2,430)	(46,130)
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Equity in the earnings of subsidiaries	(2,430)	-	-	2,430	-
Depreciation and amortization	13,672	4,874	565	-	19,111
Asset impairment costs	445	491	51	-	987
Amortization of debt discount	291	-	-	-	291
Other non-cash income and expense items	(206)	72	-	-	(134)
Gain on disposition of assets	(372)	(1)	-	-	(373)
Goodwill impairment	20,202	-	-	-	20,202
Loss on extinguishment of debt	2,952	-	-	-	2,952
Minority interests	-	-	81	-	81
Equity in net loss of unconsolidated partnership	-	17	-	-	17
Net changes in operating assets and liabilities	(6,421)	(8,956)	(666)	-	(16,043)
Total adjustments	28,133	(3,503)	31	2,430	27,091
Net cash used in operating activities	(17,997)	(811)	(231)	-	(19,039)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,031)	(2,343)	(222)	-	(15,596)
Proceeds from sale of assets	515	-	-	-	515
Net cash used in investing activities	(12,516)	(2,343)	(222)	-	(15,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of terminated revolver, net	(20,000)	-	-	-	(20,000)
Proceeds from New Revolver	8,604	-	-	-	8,604
Repayment of Term Loan	(98,750)	-	-	-	(98,750)
Repayment of capital lease obligations	(115)	(215)	-	-	(330)
Proceeds from Secured Notes, net of $7,537 discount	124,463	-	-	-	124,463
Proceeds from (repayment of) other debt	-	(15)	-	-	(15)
Debt financing costs	(9,903)	-	-	-	(9,903)
Lessor financing of new restaurants	2,286	-	-	-	2,286
Distributions to minority partners	-	-	(258)	-	(258)
Intercompany financing	(5,271)	10,001	(4,730)	-	-
Contributions from parent and affiliates	12,500	-	-	-	12,500
Repurchase of equity ownership units	(277)	-	-	-	(277)
Net cash provided by (used in) financing activities	13,537	9,771	(4,988)	-	18,320
Net (decrease) increase in cash and cash equivalents	(16,976)	6,617	(5,441)	-	(15,800)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	19,391	428	(787)	-	19,032
Balance, end of period	$2,415	7,045	(6,228)	-	3,232

Consolidating Statement of Cash Flows for the Year-to-Date Period ended October 7, 2007 (unaudited; in thousands):

	Parent	Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,817)	7,556	(123)	(7,433)	(9,817)
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Equity in the earnings of subsidiaries	(7,433)	-	-	7,433	-
Depreciation and amortization	13,437	4,683	821	-	18,941
Asset impairment costs	144	468	26	-	638
Amortization of debt discount	248	-	-	-	248
Other non-cash income and expense items	487	142	-	-	629
Gain on disposition of assets	(547)	390	-	-	(157)
Minority interests	-	-	409	-	409
Equity in net loss of unconsolidated partnerships	-	90	-	-	90
Net changes in operating assets and liabilities	(2,862)	(9,078)	(424)	-	(12,364)
Total adjustments	3,474	(3,305)	832	7,433	8,434
Net cash (used in) provided by operating activities	(6,343)	4,251	709	-	(1,383)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18,272)	(3,555)	(727)	-	(22,554)
Proceeds from sale of assets	-	3	-	-	3
Net cash used in investing activities	(18,272)	(3,552)	(727)	-	(22,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from terminated revolver, net	15,300	-	-	-	15,300
Repayment of Term Loan	(750)	-	-	-	(750)
Repayment of capital lease obligations	(128)	(421)	-	-	(549)
Proceeds from (repayment of) other debt	1,940	(15)	-	-	1,925
Lessor financing of new restaurants	2,915	-	-	-	2,915
Distributions to minority partners	-	-	(228)	-	(228)
Intercompany financing	5,077	(4,816)	(261)	-	-
Capital contribution	1,792	-	-	-	1,792
Net cash provided by (used in) financing activities	26,146	(5,252)	(489)	-	20,405
Net increase (decrease) in cash and cash equivalents	1,531	(4,553)	(507)	-	(3,529)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	3,333	7,158	(1,422)	-	9,069
Balance, end of period	$4,864	2,605	(1,929)	-	5,540

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to the consolidated financial statements and accompanying notes of the Company included elsewhere in this Form 10-Q. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below. See “Information Concerning Forward-Looking Statements.”

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

Perkins Restaurant & Bakery

Perkins, founded in 1958, serves a variety of demographically and geographically diverse customers for a wide range of dining occasions that are appropriate for the entire family. Perkins has continued to adapt its menu, product offerings and building décor to meet changing consumer preferences. As of October 5, 2008, Perkins offered a full menu of over 90 assorted breakfast, lunch, dinner, snack and dessert items ranging in price from $3.69 to $13.69, with an average guest check of $8.67 at our Company-operated Perkins restaurants.  Perkins’ signature menu items include our omelettes, secret-recipe real buttermilk pancakes, Mammoth Muffins, the Tremendous Twelve platter, salads, melt sandwiches and Butterball turkey entrees. Breakfast items, which are available throughout the day, account for approximately half of the entrees sold in our Perkins restaurants.

Perkins is a leading operator and franchisor of full-service family dining restaurants. As of October 5, 2008, we operated 164 restaurants and franchised 317 restaurants to 106 franchisees in 31 states and in 5 Canadian provinces. The footprint of our Company-operated Perkins restaurants extends over 13 states, with a significant number of restaurants in Minnesota and Florida. Our Company-operated Perkins restaurants generated average annual revenues of $1,860,000, based on the trailing thirteen four-week periods ended October 5, 2008.

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

For the third quarters ended October 5, 2008 and October 7, 2007, average royalties earned per franchised Perkins restaurant were approximately $15,100 and $15,700, respectively.  The following number of Perkins’ license agreements have expiration dates occurring during the next five years: 2008 — twelve; 2009 — twelve; 2010 —seventeen; 2011 — thirteen; and 2012 — six. Upon the expiration of their license agreements, franchisees typically apply for and receive new license agreements. Franchisees pay a license agreement renewal fee of $5,000 to $7,500 depending on the length of the renewal term.

Marie Callender’s Restaurant and Bakery

Marie Callender’s is a mid-priced casual dining concept. Founded in 1948, it has one of the longest operating histories within the full-service dining sector. Marie Callender’s is known for serving quality food in a warm, pleasant atmosphere, and for its premium pies that are baked fresh daily. As of October 5, 2008, the Company offered a full menu of over 50 items ranging in price from $5.69 to $17.99. Marie Callender’s signature menu items include pot pies, quiches, a plentiful salad bar and Sunday brunch. Sales by day part are split evenly between lunch and dinner.

Marie Callender’s operates primarily in the western United States. As of October 5, 2008 we operated 91 Marie Callender’s restaurants and franchised 42 restaurants to 25 franchisees located in four states and Mexico.  The footprint of our Company-operated Marie Callender’s restaurants extends over nine states with 61 restaurants located in California. Our existing Company-operated restaurants generated average annual revenues of $2,274,000, based on the trailing thirteen four-week periods ended October 5, 2008. As of October 5, 2008, 129 restaurants were operated under the “Marie Callender’s” name, one under the “Marie Callender’s Grill” name, two under the “Callender’s Grill” name and one under the “East Side Mario’s” name. The Company owns and operates 76 Marie Callender’s restaurants, two Callender’s Grill restaurants, and the East Side Mario’s restaurant (a mid-priced Italian restaurant operating in Lakewood, California).  The Company also has an ownership interest in 12 Marie Callender’s restaurants under partnership agreements, with a minority interest in two of the partnership restaurants and a 57% to 95% ownership interest in the remaining ten locations.  Franchisees owned and operated 41 Marie Callender’s restaurants and the Marie Callender’s Grill.

Marie Callender’s franchised restaurants operate pursuant to franchise agreements generally having an initial term of 15 years, and requiring both a royalty fee (normally 5% of gross sales) and, in most agreements, an advertising contribution (normally 1% of gross sales).  Franchisees pay a non-refundable initial franchise fee of $25,000 and a training fee of $35,000 prior to opening a restaurant. Franchisees typically have the right to renew the franchise agreement for two terms of five years each. For the third quarters ended October 5, 2008 and October 7, 2007, average royalties earned per franchised restaurant were approximately $18,200 and $22,000, respectively.  The following number of Marie Callender’s franchise agreements have expiration dates occurring during the next five years: 2008 — four; 2009 — none; 2010 — two; 2011 — one; and 2012 — four. Upon the expiration of their franchise agreements, franchisees typically apply for and receive new franchise agreements and pay a franchise agreement renewal fee of $2,500.

Manufacturing

Foxtail manufactures pies, pancake mixes, cookie doughs, muffin batters and other bakery products for both our in-store bakeries and third-party customers.  One manufacturing facility in Corona, California produces pies and other bakery products to supply the Marie Callender’s restaurants, and two facilities in Cincinnati, Ohio produce pies, pancake mixes, cookie doughs, muffin batters and other bakery products to supply the Perkins restaurants.  In recent years, less than ten percent (10%) of the sales from the Corona, California plant have been to third-party customers, whereas approximately fifty percent (50%) of the sales from the two Cincinnati, Ohio plants have been to third-party customers.

KEY FACTORS AFFECTING OUR RESULTS

The key factors that affect our operating results are comparable restaurant sales, which are described below, and our ability to manage operating expenses, such as food cost, labor and benefits. Comparable restaurant sales is a measure of the percentage increase or decrease of the sales at restaurants open at least fifteen four-week periods. We do not use new restaurants in our calculation of comparable restaurant sales until they are open at least fifteen periods in order to allow a new restaurant’s operations time to stabilize and provide more meaningful results.

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

In comparison to the third quarter of 2007,  Perkins’ Company-operated restaurants’ comparable sales decreased by 3.7% and Marie Callender’s Company-operated restaurants’ comparable sales decreased by 8.6% during the third quarter of 2008.  In comparison to the year-to-date period ended October 7, 2007, Perkins’ Company-operated restaurants’ comparable sales decreased by 2.4% and Marie Callender’s Company-operated restaurants’ comparable sales decreased by 5.6% during the year-to-date period ended October 5, 2008.  These declines in comparable sales resulted primarily from decreases in comparable guest counts at both concepts.  Management believes the decline in comparable guest counts for both concepts is attributable primarily to adverse economic conditions that are impacting the restaurant industry, particularly in Florida for Perkins restaurants and in California for Marie Callender’s restaurants.

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

Insurance Reserves

We are self-insured up to certain limits for costs associated with workers’ compensation claims, property claims and benefits paid under employee health care programs. At October 5, 2008 and December 30, 2007, we had total self-insurance accruals reflected in our consolidated balance sheets of approximately $8,068,000 and $7,952,000, respectively. The measurement of these costs required the consideration of historical loss experience and judgments about the present and expected levels of cost per claim. We account for the workers’ compensation costs primarily through actuarial methods, which develop estimates of the discounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet dates. We account for benefits paid under employee health care programs using historical claims information as the basis for estimating expenses incurred as of the balance sheet dates. We believe the use of these methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. However, the use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved and the length of time until the ultimate cost is known. We believe that our recorded obligations for these expenses are consistently measured on an appropriate basis. Nevertheless, changes in health care costs, accident frequency and severity and other factors, including discount rates, can materially affect estimates for these liabilities.

Long-Lived Tangible Assets

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

Goodwill and Intangibles

As of October 5, 2008, we had approximately $161,253,000 of goodwill and intangible assets on our consolidated balance sheet primarily resulting from an acquisition in September 2005. We account for our goodwill and other intangible assets in accordance with SFAS No. 142 , “Goodwill and Other Intangible Assets”, which provides guidance regarding the recognition and measurement of intangible assets, eliminates the amortization of certain intangibles and requires assessments for impairment of intangible assets that are not subject to amortization at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our annual evaluation, performed as of year-end, or interim evaluations when circumstances warrant, requires the use of estimates about the future cash flows of each of our reporting units to determine their estimated fair values. Changes in forecasted operations and changes in discount rates can materially affect these estimates. However, once an impairment of intangible assets has been recorded, it cannot be reversed.

Due to the decrease in the Company’s operating results during 2008 compared to 2007 and the decline in general economic conditions impacting the restaurant industry, management conducted an interim goodwill impairment evaluation during the quarter ended October 5, 2008. Fair values of the reporting units were calculated using discounted future cash flows and market-based comparative values.  Because the carrying values of the reporting units in both the franchise and Foxtail segments exceeded their respective fair values, the Company completed step two of the goodwill test and concluded that goodwill was impaired as of October 5, 2008. Accordingly, the Company recorded a non-cash goodwill impairment charge of $20,202,000 in the quarter ended October 5, 2008.   See Note 6 to the consolidated financial statements included in this Form 10-Q.

Deferred Income Taxes and Income Tax Uncertainties

We record income tax liabilities utilizing known obligations and estimates of potential obligations.  A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carry forwards.  We record a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized.  In evaluating the need for a valuation allowance, we must make judgments and estimates on future taxable income, feasible tax planning strategies and existing facts and circumstances.  When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the assets’ recorded amount is adjusted and the income statement is either credited or charged, respectively, in the period during which the determination is made.  We believe that the valuation allowance recorded at October 5, 2008 is adequate for the circumstances.  However, subsequent changes in facts and circumstances that affect our judgments or estimates in determining the proper deferred tax assets or liabilities could materially affect the recorded balances.

The Company’s accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

RESULTS OF OPERATIONS

Seasonality

Sales fluctuate seasonally and the Company’s fiscal quarters do not all have the same time duration.  Specifically, the first quarter has an extra four weeks compared to the other quarters of the fiscal year.  Historically, our average weekly sales are highest in the fourth quarter (approximately October through December), resulting primarily from holiday pie sales at both Perkins and Marie Callender’s restaurants and Thanksgiving feast sales at Marie Callender’s restaurants.  Therefore, the quarterly results are not necessarily indicative of results that may be achieved for the full fiscal year.  Factors influencing relative sales variability, in addition to the holiday impact noted above, include the frequency and popularity of advertising and promotions, the relative sales levels of new and closed locations, other holidays and weather.

Overview

Our revenues are derived primarily from restaurant operations, franchise royalties and the sale of bakery products produced by Foxtail. Sales from Foxtail to Company-operated restaurants are eliminated in the accompanying statements of operations. Segment revenues as a percentage of total revenues were as follows:

	Percentage of Total Revenues
	Third Quarter	Third Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	October 5, 2008	October 7, 2007	October 5, 2008	October 7, 2007

Restaurant operations	84.8%	85.6%	86.5%	86.8%
Franchise operations	4.4%	4.7%	4.3%	4.7%
Foxtail	10.0%	8.9%	8.3%	7.7%
Other	0.8%	0.8%	0.9%	0.8%
Total revenues	100.0%	100.0%	100.0%	100.0%

The following table reflects certain data for the third quarter ended October 5, 2008 compared to the comparable quarter ended October 7, 2007.  The consolidated information is derived from the accompanying consolidated statements of operations.  Data from the Company’s segments – restaurant operations, franchise operations, Foxtail and other is included for comparison.  The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable revenue amount (food cost as a percentage of food sales; labor and benefits and operating expenses as a percentage of total revenues in the restaurant operations and franchise operations segments and as a percentage of food sales in the Foxtail segment).  The food cost ratio in the consolidated results reflects the elimination of intersegment food cost of $3,297,000 and $3,635,000 in the third quarters of 2008 and 2007, respectively.

	Consolidated Results		Restaurant Operations		Franchise Operations
	Third Quarter Ended		Third Quarter Ended		Third Quarter Ended
	October 5, 2008	October 7, 2007	October 5, 2008	October 7, 2007	October 5, 2008	October 7, 2007

Food sales	$124,507	127,666	108,374	112,376	-	-
Franchise and other revenue	6,691	7,281	-	-	5,631	6,200
Intersegment revenue	(3,297)	(3,635)	-	-	-	-
Total revenues	127,901	131,312	108,374	112,376	5,631	6,200

Food cost	29.6%	28.5%	26.2%	26.5%	0.0%	0.0%
Labor and benefits	32.4%	32.5%	36.1%	36.3%	0.0%	0.0%
Operating expenses	26.8%	26.4%	29.3%	28.8%	9.0%	10.0%

Segment (loss) profit	$(30,477)	(4,345)	4,639	5,074	(13,411)	5,579

	Foxtail (a)		Other (b)
	Third Quarter Ended		Third Quarter Ended
	October 5, 2008	October 7, 2007	October 5, 2008	October 7, 2007

Food sales	$16,133	15,290	-	-
Franchise and other revenue	-	-	1,060	1,081
Intersegment revenue	(3,297)	(3,635)	-	-
Total revenues	12,836	11,655	1,060	1,081

Food cost	66.7%	60.8%	0.0%	0.0%
Labor and benefits	14.0%	12.9%	7.0%	-3.0%
Operating expenses	12.6%	11.5%	0.0%	0.0%

Segment (loss) profit	$(2,901)	901	(18,804)	(15,899)

(a)
The percentages for food cost, labor and benefits, and operating expenses, as presented above, represent manufacturing costs at Foxtail.  Foxtail’s selling, general and administrative expenses are included in general and administrative expenses in the Consolidated Statements of Operations and in the Foxtail segment profit or loss presented above.

(b)
Licensing revenue of $1,006,000 and $1,052,000 for the third quarters of 2008 and 2007, respectively, is included in the other segment revenues. The other segment loss includes corporate general and administrative expenses, interest expense and other non-operational expenses. For details of the other segment loss, see Note 8, “Segment Reporting” in the Notes to Consolidated Financial Statements.

The following table reflects certain data for the year-to-date period ended October 5, 2008 compared to the comparable year-to-date period ended October 7, 2007.  The consolidated information is derived from the accompanying consolidated statements of operations.  Data from the Company’s segments – restaurant operations, franchise operations, Foxtail and other is included for comparison.  The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable revenue amount (food cost as a percentage of food sales; labor and benefits and operating expenses as a percentage of total revenues in the restaurant operations and franchise operations segments and as a percentage of food sales in the Foxtail segment).  The food cost ratio in the consolidated results reflects the elimination of intersegment food cost of $12,728,000 and $13,494,000 for the year-to-date periods of 2008 and 2007, respectively.

	Consolidated Results		Restaurant Operations		Franchise Operations
	Year-to-Date Ended		Year-to-Date Ended		Year-to-Date Ended
	October 5, 2008	October 7, 2007	October 5, 2008	October 7, 2007	October 5, 2008	October 7, 2007

Food sales	$431,360	429,115	381,761	381,624	-	-
Franchise and other revenue	22,635	24,087	-	-	18,800	20,433
Intersegment revenue	(12,728)	(13,494)	-	-	-	-
Total revenues	441,267	439,708	381,761	381,624	18,800	20,433

Food cost	29.5%	28.0%	26.9%	26.8%	0.0%	0.0%
Labor and benefits	32.7%	32.5%	35.9%	35.7%	0.0%	0.0%
Operating expenses	26.1%	25.3%	28.4%	27.4%	8.5%	9.3%

Segment (loss) profit	$(46,130)	(9,817)	18,244	24,061	(1,327)	18,525

	Foxtail (a)		Other (b)
	Year-to-Date Ended		Year-to-Date Ended
	October 5, 2008	October 7, 2007	October 5, 2008	October 7, 2007

Food sales	$49,599	47,491	-	-
Franchise and other revenue	-	-	3,835	3,654
Intersegment revenue	(12,728)	(13,494)	-	-
Total revenues	36,871	33,997	3,835	3,654

Food cost	67.3%	58.0%	0.0%	0.0%
Labor and benefits	13.4%	13.7%	6.7%	8.1%
Operating expenses	11.0%	10.6%	0.0%	0.0%

Segment (loss) profit	$(4,786)	3,441	(58,261)	(55,844)

(a)
The percentages for food cost, labor and benefits, and operating expenses, as presented above, represent  manufacturing costs at Foxtail.  Foxtail’s selling, general and administrative expenses are included in general and administrative expenses in the Consolidated Statements of Operations and in the Foxtail segment profit or loss presented above.

(b)
Licensing revenue of $3,626,000 and $3,374,000 for the year-to-date periods of 2008 and 2007, respectively, is included in the other segment revenues. The other segment loss includes corporate general and administrative expenses, interest expense and other non-operational expenses. For details of the other segment loss, see Note 8, “Segment Reporting” in the Notes to Consolidated Financial Statements.

Quarter Ended October 5, 2008 Compared to the Quarter Ended October 7, 2007

Restaurant Operations Overview

The operating results of the restaurant segment are impacted mainly by the following industry-wide factors: competition, comparable store sales and guest counts, restaurant openings and closings, labor and employee benefit expenses, commodity prices, energy prices, governmental legislation, the general economy and weather.

Total restaurant segment revenues decreased by $4,002,000 in the third quarter of 2008, due primarily to comparable sales declines at both Perkins and Marie Callender’s restaurants.  Since the end of the third quarter of 2007, the Company has opened six new Perkins restaurants, acquired one Perkins restaurant from a franchisee and closed two Perkins restaurants. The Company has also closed two Marie Callender’s restaurants during the same time period.

Perkins restaurants’ comparable sales decreased by 3.7% and Marie Callender’s restaurants’ comparable sales decreased by 8.6% in the third quarter of 2008 as compared to the third quarter of 2007. These declines in comparable sales resulted primarily from a decrease in comparable guest counts at both concepts.  Management believes the decline in comparable guest counts for both concepts is attributable primarily to adverse economic conditions that are impacting the restaurant industry, particularly in Florida for Perkins restaurants and in California for Marie Callender’s restaurants.

Restaurant segment income decreased by $435,000 in the third quarter of 2008 compared to a year ago, primarily due to decreases in comparable store sales and guest counts and increases in commodity costs, utilities and advertising expenses. Food cost, as a percentage of food sales, decreased due primarily to better cost controls and higher menu prices. Labor and benefits, as a percentage of total revenues, decreased from 36.3% to 36.1% due to lower employee medical insurance costs. Advertising expense increased due to increased local and regional marketing efforts.

Franchise Operations Overview

The results of the franchise operations are mainly impacted by the same factors as those impacting the Company’s restaurant segment, excluding the operating cost factors since franchise segment income is earned primarily through royalty revenues.

Franchise revenues decreased by $569,000 in the third quarter of 2008 compared to the prior year’s third quarter. During the third quarter of 2008, royalty revenue decreased by $497,000 due to a decline in comparable customer counts and by $72,000 due to lower franchise fees and renewal fees.

Franchise segment profit decreased by $18,990,000 in the third quarter of 2008 compared to the prior year’s third quarter due primarily to a non-cash goodwill impairment charge of $18,538,000.  See Note 6 to our consolidated financial statements contained herein.

Since the end of the third quarter of 2007, Perkins’ franchisees have opened three restaurants, closed eight restaurants and sold one restaurant to the Company. Over the same time period, Marie Callender’s franchisees have opened one new restaurant and closed four restaurants.

Foxtail Overview

The operating results of Foxtail are primarily impacted by the following factors: external customer demand, labor and employee benefit expenses, commodity prices, energy prices, governmental legislation, Perkins and Marie Callender’s restaurant openings and closings, food safety requirements and the general economy.

Foxtail’s net revenues for the third quarter of 2008 increased $1,181,000 compared to the third quarter of 2007 due primarily to sales to a new customer.  The segment had a net loss of $2,901,000 in the third quarter of 2008 compared to a $901,000 net profit in the third quarter of 2007, resulting primarily from higher commodity costs, labor costs and sales allowances.

Foxtail segment profit decreased by $3,802,000 in the third quarter of 2008 compared to the prior year’s third quarter due primarily to a non-cash goodwill impairment charge of $1,664,000 and increases in commodity and labor costs.  See Note 6 to our consolidated financial statements contained herein.

Revenues

Total revenues decreased by $3,411,000 in the third quarter of 2008 compared to the third quarter of 2007. The decrease was primarily due to decreases in sales of $4,002,000 in the restaurant segment and $569,000 in the franchise segment partially offset by a $1,181,000 increase in sales in the Foxtail segment.

Restaurant segment revenues of $108,374,000 and $112,376,000 in the third quarters of 2008 and 2007, respectively, accounted for 84.8% and 85.6% of total revenues, respectively. The decrease in revenues resulted primarily from an overall 5.7% decrease in comparable sales at Company-operated Perkins and Marie Callender’s restaurants, partially offset by the operations of six new Perkins Company-operated restaurants.

Franchise segment revenues of $5,631,000 and $6,200,000 in the third quarters of 2008 and 2007, respectively, accounted for 4.4% and 4.7% of total revenues, respectively. During the third quarter of 2008, royalty revenue decreased $497,000 due to a decline in comparable customer counts and by $72,000 due to lower franchise fees and renewal fees.

Foxtail’s net revenues of $12,836,000 and $11,655,000 in the third quarters of 2008 and 2007, respectively, accounted for 10.0% and 8.9% of total revenues, respectively.

Costs and Expenses

Food Cost

Consolidated food cost was 29.6% and 28.5% of food sales in the third quarters of 2008 and 2007, respectively. This increase of 1.1% was due primarily to higher prices of beef, pork, poultry, dairy products and flour.

Restaurant segment food cost was 26.2% and 26.5% of food sales in the third quarters of 2008 and 2007, respectively, as the impact of higher commodity costs were fully offset by menu price increases and improved store-level controls. In the Foxtail segment, food cost increased to 66.7% from 60.8% of food sales in the third quarters of 2008 and 2007, respectively, primarily due to higher dairy and flour prices.

Labor and Benefits Expenses

Consolidated labor and benefits expenses were 32.4% and 32.5% of total revenues in the third quarters of 2008 and 2007, respectively. Restaurant segment labor and benefits decreased by 0.2% in 2008 due to lower employee medical insurance costs.  Labor and benefits in the Foxtail segment increased by 1.1% in 2008 due primarily to higher seasonal contract labor costs.

Operating Expenses

Total operating expenses of $34,240,000 in the third quarter of 2008 decreased by $453,000 as compared to the third quarter of 2007. However, due to the decrease in total revenues, total operating expenses increased, as a percentage of total revenues, to 26.8% from 26.4% in the third quarters of 2008 and 2007, respectively.  Approximately 92.6% and 93.2% of total operating expenses in the third quarters of 2008 and 2007, respectively, were incurred in the restaurant segment. The most significant components of operating expenses were rent, utilities, advertising, restaurant supplies, repair and maintenance and property taxes. In the restaurant segment, operating expenses, as a percentage of restaurant food sales, increased by 0.5% in the third quarter of 2008 due primarily to increased utilities costs. Operating expenses in the Foxtail segment increased by approximately $277,000, due primarily to higher custodial services costs resulting from a 2008 outsourcing arrangement and from higher repairs and maintenance costs.

General and Administrative Expenses

The most significant components of general and administrative (“G&A”) expenses were corporate labor and benefits, occupancy costs and outside services. G&A expenses were 8.3% and 6.6% of total revenues in the third quarters of 2008 and 2007, respectively.  The increase in 2008 is due primarily to higher marketing costs at Foxtail and increased consulting costs.

Transaction Costs

The Company has classified certain expenses directly attributable to prior acquisitions and combinations and certain non-recurring expenses incurred as a result of prior acquisitions and combinations as transaction costs on the consolidated statements of operations. There were no transaction costs incurred in the third quarter of 2008. In the third quarter of 2007, there was $261,000 of transaction costs.

Depreciation and Amortization

Depreciation and amortization expense was $5,741,000 and $6,051,000 in the third quarters of 2008 and 2007, respectively.

Interest, net

Interest, net was $8,568,000 (6.7% of total revenues) in the third quarter of 2008 compared to $7,189,000 (5.5% of total revenues) in the third quarter of 2007. This increase was primarily due to an increase in the average effective interest rate to 11.9% from 10.3% and an approximate $8,400,000 increase in the average debt outstanding during the third quarter of 2008 as compared to the third quarter of 2007.

Loss on extinguishment of debt

In connection with the September 2008 refinancing transaction (see “Capital Resources and Liquidity”), we terminated our pre-existing credit agreement and consequently incurred a $2,952,000 loss resulting from the write-off of deferred financing costs related to that agreement.

Goodwill and Intangible Asset Impairment

The Company reviews the carrying amounts of goodwill at the reporting unit level. At December 30, 2007, the Company had $30,038,000 of goodwill, of which $9,836,000 was attributable to restaurant operations, $18,538,000 was attributable to franchise operations and $1,664,000 was attributable to the Foxtail segment. The goodwill originated from the acquisition of the Company by affiliates of Castle Harlan, Inc. in September 2005. Due to the decrease in the Company’s operating results during 2008 compared to 2007 and the decline in general economic conditions impacting the restaurant industry management conducted an interim goodwill impairment evaluation during the quarter ended October 5, 2008. Fair values of the reporting units were calculated using discounted future cash flows and market-based comparative values.  Because the carrying values of the reporting units in both the franchise and Foxtail segments exceeded their respective fair values, the Company completed step two of the goodwill test and concluded that goodwill was impaired as of October 5, 2008. Accordingly, in the quarter ended October 5, 2008, the Company recorded a non-cash goodwill impairment charge of $20,202,000, of which $18,538,000 was charged to the franchise segment and $1,664,000 was charged to the Foxtail segment.

We also reviewed all identifiable intangible assets and based on the results of our interim review, no intangible assets were considered impaired at October 5, 2008.

See Note 6 to our consolidated financial statements contained herein.

Taxes

The effective income tax rates for the third quarters ended October 5, 2008 and October 7, 2007 were 4.0% and -2.7%, respectively.  Our rates differ from the statutory rate primarily due to a valuation allowance against deferred tax deductions, losses and credits.  The effective income tax rate for the third quarter ended October 5, 2008 reflects current and deferred tax benefit of losses and credits and the net benefit of tax and interest on settled and expired uncertain tax positions.

Year-to-Date Period Ended October 5, 2008 Compared to the Year-to-Date Period Ended October 7, 2007

Restaurant Operations Overview

Total restaurant segment revenues increased by $137,000 in the year-to-date period of 2008, due primarily to the sales from new Perkins restaurants, which was offset substantially by comparable sales declines at both Perkins and Marie Callender’s restaurants.  Since the end of the third quarter of 2007, the Company has opened six new Perkins restaurants, acquired one Perkins restaurant from a franchisee and closed two Perkins restaurants. The Company also closed two Marie Callender’s restaurants during the same time period.

Perkins restaurants’ comparable sales decreased by 2.4% and Marie Callender’s restaurants’ comparable sales decreased by 5.6% in the year-to-date period of 2008 as compared to the similar year-to-date period of 2007. These declines in comparable sales resulted primarily from a decrease in comparable guest counts at both concepts.  Management believes the decline in comparable guest counts for both concepts is attributable primarily to adverse economic conditions that are impacting the restaurant industry, particularly in Florida for Perkins restaurants and in California for Marie Callender’s restaurants.

Restaurant segment income decreased by $5,817,000 in the year-to-date period of 2008 compared to the same period a year ago, primarily due to lower comparable store sales and higher commodity costs, labor and benefits, utilities, rent and advertising expenses. Labor and benefits, as a percentage of total revenues, increased from 35.7% to 35.9% as lower sales volumes decreased labor efficiency. Advertising expense increased due to increased local and regional marketing efforts.

Franchise Operations Overview

Franchise revenues decreased by $1,633,000 in the year-to-date period of 2008 compared to the prior year-to-date period. During the year-to-date period of 2008, royalty revenue decreased by $1,258,000 due to a decline in comparable customer counts and by $375,000 due to lower franchise fees and renewal fees.

Franchise segment profit decreased by $19,852,000 in the year-to-date period of 2008 compared to the corresponding period of the prior year due primarily to a non-cash goodwill impairment charge of $18,538,000.  See Note 6 to our consolidated financial statements contained herein.

Since the end of the third quarter of 2007, Perkins’ franchisees have opened three restaurants, closed eight restaurants and sold one restaurant to the Company. Over the same time period, Marie Callender’s franchisees have opened one new restaurant and closed four restaurants.

Foxtail Overview

Foxtail’s net revenues increased by $2,874,000 from the prior year-to-date period due primarily to higher pie and muffin sales volumes and sales prices, including an approximately $680,000 increase in pie sales to one contractual customer. The segment had a net loss of $4,786,000 in the year-to-date period of 2008 compared to a $3,441,000 net profit in the year-to-date period of 2007, resulting primarily from higher commodity costs, labor costs and sales allowances.

Foxtail segment profit decreased by $8,227,000 in the year-to-date period of 2008 compared to the corresponding period of the prior year.  The decline in 2008 results primarily from higher commodity and labor costs and from a non-cash goodwill impairment charge of $1,664,000.  See Note 6 to our consolidated financial statements contained herein.

Revenues

Total revenues increased by $1,559,000 in the year-to-date period of 2008 compared to the year-to-date period of 2007. The increase was primarily due to a $2,874,000 increase in sales in the Foxtail segment and was partially offset by a $1,633,000 decrease in revenues in the franchise segment.

Restaurant segment revenues of $381,761,000 and $381,624,000 in the year-to-date periods of 2008 and 2007, respectively, accounted for 86.5% and 86.8% of total revenues, respectively. The percentage decrease in revenues resulted primarily from an overall 3.7% decrease in comparable sales at Company-operated Perkins and Marie Callender’s restaurants.

Franchise segment revenues of $18,800,000 and $20,433,000 in the year-to-date periods of 2008 and 2007, respectively, accounted for 4.3% and 4.7% of total revenues, respectively. During the year-to-date period of 2008, royalty revenue decreased $1,258,000 due to a decline in comparable customer counts and by $375,000 due to lower franchise fees and renewal fees.

Foxtail’s net revenues increased by $2,874,000 from the prior year-to-date period due primarily to higher pie and muffin sales volumes and sales prices, including an approximately $680,000 increase in pie sales to one contractual customer.

Costs and Expenses

Food Cost

Consolidated food cost was 29.5% and 28.0% of food sales in the year-to-date periods of 2008 and 2007, respectively.  This increase of 1.5% was due primarily to higher prices of beef, pork, poultry, dairy products and flour.

Restaurant segment food cost was 26.9% and 26.8% of food sales in the year-to-date periods of 2008 and 2007, respectively, as the impact of higher commodity costs were partially offset by menu price increases. In the Foxtail segment, food cost increased to 67.3% from 58.0% of food sales in the year-to-date periods of 2008 and 2007, respectively, primarily due to higher prices of dairy products and flour.

Labor and Benefits Expenses

Consolidated labor and benefits expenses were 32.7% and 32.5% of total revenues in the year-to-date periods of 2008 and 2007, respectively. Restaurant segment labor and benefits increased by 0.2% in 2008 due primarily to higher average wage rate, which were impacted by federal and state minimum wage legislation. However, this additive factor was partially offset by improved labor cost controls and lower employee medical insurance and workers’ compensation costs.  Labor and benefits in the Foxtail segment decreased by 0.3% in 2008 due primarily to headcount reductions.

Operating Expenses

Total operating expenses of $115,361,000 in the year-to-date period of 2008 increased by $3,984,000 as compared to the year-to-date period of 2007. Total operating expenses, as a percentage of total revenues, were 26.1% and 25.3% in the year-to-date periods of 2008 and 2007, respectively.  Approximately 93.9% and 93.8% of total operating expenses in the year-to-date periods of 2008 and 2007, respectively, were incurred in the restaurant segment. The most significant components of operating expenses were rent, utilities, advertising, restaurant supplies, repair and maintenance and property taxes. In the restaurant segment, operating expenses, as a percentage of restaurant food sales, increased by 1.0% in the year-to-date period of 2008 due primarily to increased utilities, rent and advertising expense, partially offset by lower pre-opening expenses.  Advertising expense increased due to increased local and regional marketing efforts.  Operating expenses in the Foxtail segment increased by approximately $419,000, due primarily to higher custodial services costs resulting from a 2008 outsourcing arrangement and from higher repairs and maintenance costs.

General and Administrative Expenses

The most significant components of G&A expenses were corporate labor and benefits, occupancy costs and outside services. G&A expenses were 8.1% and 7.6% of total revenues in the year-to-date periods of 2008 and 2007, respectively.  The increase in 2008 is due primarily to higher marketing costs at Foxtail and increased consulting costs.

Transaction Costs

The Company has classified certain expenses directly attributable to prior acquisitions and combinations and certain non-recurring expenses incurred as a result of prior acquisitions and combinations as transaction costs on the consolidated statements of operations. There were no transaction costs incurred in the year-to-date period of 2008. In the year-to-date period of 2007, there was $1,013,000 of transaction costs.

Depreciation and Amortization

Depreciation and amortization expense was $19,111,000 and $18,941,000 in the year-to-date periods of 2008 and 2007, respectively. This increase is primarily due to the depreciation of asset additions resulting from new Company-owned Perkins restaurants.

Interest, net

Interest, net was $26,871,000 (6.1% of total revenues) in the year-to-date period of 2008 compared to $23,887,000 (5.4% of total revenues) in the year-to-date period of 2007. This increase was primarily due to an increase in the average effective interest rate to 11.3% from 10.4% and an approximate $10,500,000 increase in the average debt outstanding during the year-to-date period of 2008 as compared to the year-to-date period of 2007.

Loss on extinguishment of debt

In connection with the September 2008 refinancing transaction (see “Capital Resources and Liquidity”), we terminated our pre-existing credit agreement and consequently incurred a $2,952,000 loss resulting from the write-off of deferred financing costs related to that agreement.

Goodwill and Intangible Asset Impairment

As discussed above, due to the decrease in the Company’s operating results during 2008 compared to 2007 and the decline in general economic conditions impacting the restaurant industry, management conducted an interim goodwill impairment evaluation during the quarter ended October 5, 2008. Fair values of the reporting units were calculated using discounted future cash flows and market-based comparative values.  Because the carrying values of the reporting units in both the franchise and Foxtail segments exceeded their respective fair values, the Company completed step two of the goodwill test and concluded that goodwill was impaired as of October 5, 2008. Accordingly, in the quarter ended October 5, 2008, the Company recorded a non-cash goodwill impairment charge of $20,202,000, of which $18,538,000 was charged to the franchise segment and $1,664,000 was charged to the Foxtail segment.

We also reviewed all identifiable intangible assets and based on the results of our interim review, no intangible assets were considered impaired at October 5, 2008.

See Note 6 to our consolidated financial statements contained herein.

Taxes

The effective income tax rates for the year-to-date periods of 2008 and 2007 were 2.0% and -1.2%, respectively.  Our rates differ from the statutory rate primarily due to a valuation allowance against deferred tax deductions, losses and credits.  The effective income tax rate for the year-to-date period ended October 5, 2008 reflects current and deferred tax benefit of losses and credits and the net benefit of tax and interest on settled and expired uncertain tax positions.

CAPITAL RESOURCES AND LIQUIDITY

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. On September 24, 2008, the Company issued $132,000,000 of Secured Notes and entered into the $26,000,000 New Revolver in connection with the refinancing of its then existing $100,000,000 term loan and $40,000,000 revolver.  The pre-existing credit agreement terminated upon the consummation of the refinancing.  In connection with this transaction, we recognized a loss of $2,952,000, representing the write-off of previously deferred financing costs related to the terminated credit agreement.

Secured Notes and 10% Senior Notes

The Secured Notes will mature on May 31, 2013, and interest is payable semi-annually on May 31 and November 30 of each year, commencing on May 31, 2009.  The Secured Notes were issued at a discount of $7,537,200, which will be accreted using the interest method over their term.

The Secured Notes are fully and unconditionally guaranteed (the "Secured Notes Guarantees") on a senior secured basis by the Company's parent, Perkins & Marie Callender's Holding Inc., and each of the Company's existing and future domestic fully-owned subsidiaries (the “Secured Notes Guarantors”).  The Secured Notes and the Secured Notes Guarantees are the Company’s and the Secured Notes Guarantors’ senior secured obligations and rank equal in right of payment to all of the Company’s and the Senior Notes Guarantor’s existing and future senior indebtedness.  The Secured Notes and the Secured Notes Guarantees are secured by a lien on substantially all of the Company's and the Secured Notes Guarantors’ existing and future assets, subject to certain exceptions.  Pursuant to the terms of an intercreditor agreement, the foregoing liens are contractually subordinated to the liens that secure the New Revolver.

Prior to May 31, 2011, the Company may redeem up to 35% of the aggregate principal amount of the Secured Notes with the net cash proceeds of certain equity offerings at a premium specified in the indenture pertaining to the Secured Notes (the “Secured Notes Indenture”).  Prior to May 31, 2011, the Company also may redeem all or part of the Secured Notes at a “make whole” premium specified in the Secured Notes Indenture.  On or after May 31, 2011, the Company may redeem the Secured Notes at a 7% premium that decreases to a 0% premium on May 31, 2012.  If the Company experiences a change of control, the holders have the right to require the Company to repurchase its Secured Notes at 101% of the principal amount.  If the Company sells assets and does not use the net proceeds for specified purposes, it may be required to use the net proceeds to offer to repurchase the Secured Notes at 100% of the Notes principal amount.  Any redemption or repurchase also requires the payment of any accrued and unpaid interest through the redemption or repurchase date.

The Secured Notes have not been registered for resale under the Securities Act of 1933, as amended (the "Securities Act"), or the securities laws of any jurisdiction.  This Quarterly Report shall not constitute an offer to sell or the solicitation of an offer to buy the Secured Notes.

In September 2005, the Company issued $190,000,000 of unsecured 10% Senior Notes (the “10% Senior Notes”). The 10% Senior Notes were issued at a discount of $2,570,700, which is accreted using the interest method over the term of the 10% Senior Notes. The 10% Senior Notes will mature on October 1, 2013, and interest is payable semi-annually on April 1 and October 1 of each year. All consolidated subsidiaries of the Company that are 100% owned provide joint and several, full and unconditional guarantee of the 10% Senior Notes. There are no significant restrictions on the Company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or a loan. Additionally, there are no significant restrictions on a guarantor subsidiary’s ability to obtain funds from the Company or its direct or indirect subsidiaries.

Prior to October 1, 2009, the Company may redeem all or part of the 10% Senior Notes at a “make whole” premium specified in the indenture pertaining to the 10% Senior Notes (the "10% Senior Indenture").  On or after October 1, 2009, the Company may redeem the 10% Senior Notes at a 5% premium that steps down to a 2.5% premium on October 1, 2010 and a 0% premium on October 1, 2011 (and thereafter).  If the Company experiences a change of control, the holders have the right to require the Company to repurchase its 10% Senior Notes at 101% of the principal amount.  If the Company sells assets and does not use the net proceeds for specified purposes, it may be required to use the net proceeds to offer to repurchase the 10% Senior Notes and certain other existing pari-passu indebtedness of the Company at 100% of the principal amount thereof.  Any redemption or repurchase also requires the payment of any accrued and unpaid interest through the redemption or repurchase date.

The Secured Notes Indenture and the 10% Notes Indenture contain various customary events of default, including, without limitation:  (i) nonpayment of principal or interest; (ii) cross-defaults with certain other indebtedness; (iii) certain bankruptcy related events; (iv) invalidity of guarantees; (v) monetary judgment defaults; and (vi) certain change of control events.  In addition, any impairment of the security interest in the Secured Notes collateral shall constitute an event of default under the Secured Notes Indenture.

New Revolver

The New Revolver, which matures on February 28, 2013, is guaranteed by Perkins & Marie Callender's Holding Inc. and certain of the Company's existing and future subsidiaries.  The New Revolver is secured by a first priority perfected security interest in all of the Company's property and assets, and the property and assets of each guarantor.  Subject to the satisfaction of the conditions contained therein, up to $26,000,000 may be borrowed under the New Revolver from time to time.  The New Revolver includes a sub-facility for letters of credit in an amount not to exceed $15,000,000.

Amounts outstanding under the New Revolver will bear interest, at the Company’s option, at a rate per annum equal to either:  (i) the base rate, as defined in the New Revolver, plus an applicable margin, or (ii) a LIBOR-based equivalent, plus an applicable margin.  For the foreseeable future, margins are expected to be 325 basis points for base rate loans and 425 basis points for LIBOR loans.  The average interest rates on aggregate borrowings under the New Revolver were 8.25% on October 5, 2008 and 8.30% under the pre-existing credit agreement on October 7, 2007.  As of October 5, 2008, the New Revolver permitted additional borrowings of approximately $6,571,000 (after giving effect to $8,604,000 in borrowings and $10,825,000 in letters of credit outstanding).  The letters of credit are primarily utilized in conjunction with our workers’ compensation programs.

The Company is required to make mandatory prepayments under the New Revolver with, subject to certain exceptions: (i) the net cash proceeds from certain asset sales or dispositions; (ii) the net cash proceeds of any debt issued by the Company or its subsidiaries; (iii) 50% of the net cash proceeds of any equity issuance by the Company, its parent or its subsidiaries; and (iv) the extraordinary receipts received by the Company or its subsidiaries, consisting of proceeds of judgments or settlements, certain indemnity payments and purchase price adjustments received in connection with any purchase agreement.  Any of the foregoing mandatory prepayments will result in a corresponding permanent reduction in the maximum New Revolver amount.

The New Revolver contains various affirmative and negative covenants, including, but not limited to a financial covenant to maintain at least $30,000,000 of trailing 13-period EBITDA, as defined in the New Revolver, and limits the Company’s capital expenditures.

Our debt agreements place restrictions on the Company’s ability and the ability of its subsidiaries to (i) incur additional indebtedness or issue certain preferred stock; (ii) repay certain indebtedness prior to stated maturities; (iii) pay dividends or make other distributions on, redeem or repurchase capital stock or subordinated indebtedness; (iv) make certain investments or other restricted payments; (v) enter into transactions with affiliates; (vi) issue stock of subsidiaries; (vii) transfer, sell or consummate a merger or consolidation of all, or substantially all, of the Company's assets; (viii) change its line of business; (ix) incur dividend or other payment restrictions with regard to restricted subsidiaries; (x) create or incur liens on assets to secure debt; (xi) dispose of assets; (xii) restrict distributions from subsidiaries; (xiii) make certain acquisitions; (xiv) make capital expenditures; or (xv) amend the terms of the Company's outstanding notes.  Currently, we are in compliance with the financial covenants contained in our debt agreements.

Working Capital and Cash Flows

At October 5, 2008, we had a negative working capital balance of $15.9 million. Like many other restaurant companies, the Company is able to, and does more often than not, operate with negative working capital. We are able to operate with a substantial working capital deficit because (1) restaurant revenues are received primarily on a cash or near-cash basis with a low level of accounts receivable, (2) rapid turnover results in a limited investment in inventories and (3) accounts payable for food and beverages usually become due after the receipt of cash from the related sales.

The following table sets forth summary cash flow data for the year-to-date periods ended October 5, 2008 and October 7, 2007 (in thousands):

	Year-to-Date Ended October 5, 2008	Year-to-Date Ended October 7, 2007
Cash flows used in operating activities	$(19,039)	(1,383)
Cash flows used in investing activities	(15,081)	(22,551)
Cash flows provided by financing activities	18,320	20,405

Operating activities

Cash flows used in operating activities increased by $17,656,000 for the year-to-date period ended October 5, 2008 compared to the year-to-date period ended October 7, 2007. This increase was primarily due to the net loss of $46,130,000 in the year-to-date period ended October 5, 2008 compared to a net loss of $9,817,000 in the year-to-date period ended October 7, 2007.  In determining cash flows used in operating activities, the net loss in the current year was partially offset by adjustments of $20,202,000 for the non-cash goodwill impairment charge and $2,952,000 for the non-cash loss on extinguishment of debt in the third quarter of 2008.

Investing activities

Cash flows used in investing activities for the year-to-date period ended October 5, 2008 decreased to $15,081,000 compared to $22,551,000 for the year-to-date period ended October 7, 2007. Substantially all cash flows used in investing activities were used for capital expenditures.

Capital expenditures consisted primarily of restaurant improvements, restaurant remodels, and equipment packages for new restaurants. The following table summarizes capital expenditures for each year-to-date period presented (in thousands):

	Year-to-Date Ended October 5, 2008	Year-to-Date Ended October 7, 2007
New restaurants	$2,208	10,237
Restaurant improvements	5,455	6,422
Restaurant remodeling and reimaging	2,556	3,133
Manufacturing plant improvements	4,237	1,329
Other	1,140	1,433
Total capital expenditures	$15,596	22,554

Our capital expenditure forecast for 2008 is approximately $18,500,000. For the year-to-date period ended October 5, 2008, we have opened two Company-operated Perkins restaurants and do not plan to open any additional restaurants during the remainder of 2008.  The source of funding for these expenditures was borrowings under our revolving credit facility.

Financing activities

Cash flows provided by financing activities for the year-to-date period ended October 5, 2008 were $18,320,000 compared to cash flows provided by financing activities of $20,405,000 for the year-to-date period ended October 7, 2007. During the year-to-date period of 2008, the Company received a $12,500,000 capital contribution from its sole shareholder that was offset by $9,903,000 in debt financing costs related to the refinancing transaction.  The remaining $15,723,000 of cash flows provided by financing activities in 2008 essentially represents net borrowing proceeds from the Company’s various credit facilities and is comparable in origin to the $20,405,000 of cash flows provided by financing activities in 2007.   The $4,700,000 decrease in net borrowings in 2008 results from the high cash balances in place at the beginning of 2008 and the decrease in 2008 capital expenditures.

The Company’s ability to service its indebtedness requires a significant amount of cash. Its ability to generate this cash will depend largely on future operations (including future sales, expansion plans, cost reduction plans, competitive factors, and economic conditions, among others). Subject to these plans and conditions, we expect to be able to meet our liquidity requirements for the next twelve months through cash provided by operations and through borrowings available under our New Revolver.

CASH CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Cash Contractual Obligations

The cash contractual obligations, originally presented in the Company’s 2007 Annual Report on Form 10-K, have changed.  Obligations that have changed significantly are presented in the table below.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2009	2010	2011	2012	2013	Thereafter	Total
Contractual Obligations
10% Senior Notes	$-	-	-	-	190,000	-	190,000
Secured Notes	-	-	-	-	132,000	-	132,000
New Revolver	-	-	-	-	8,604	-	8,604
Interest on indebtedness (1)	41,633	38,190	38,190	38,190	22,068	-	178,271
Total	$41,633	38,190	38,190	38,190	352,672	-	508,875

(1)
Represents interest expense using the interest rate of 10.0% on the $190,000,000 of 10% Senior Notes, 14.0% on the $132,000,000 Secured Notes and 8.25% on the outstanding balance of $8,604,000 on the New Revolver at October 5, 2008. Interest Obligations exclude interest on capital lease obligations and fees on any letters of credit that may be issued under our new credit agreement.

RECENT ACCOUNTING PRONOUNCEMENTS

The following are recent accounting standards adopted or issued that could have an impact on our Company:

Accounting Principles Hierarchy

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective November 17, 2008. The Company anticipates that the adoption of SFAS 162 will not have a material impact on its consolidated financial statements.

Intangible Assets

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP No. 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions in the first quarter of 2009. The Company has reviewed this pronouncement and does not anticipate that the adoption of FSP No. 142-3 will materially impact its financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) establishes principles and requirements for how an acquiring entity in a business combination recognizes and measures the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and sets the disclosure requirements regarding the information needed to evaluate and understand the nature and financial effect of the business combination. This statement will be effective prospectively for business combinations closing on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the provisions of this statement.

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

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” ("SFAS 157") which provides a single definition of fair value, together with a framework for measuring it and requires additional disclosures about the use of fair value to measure assets and liabilities. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. In February 2008, the FASB released FSP No. 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”) which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. In accordance with FSP 157-2, we adopted SFAS 157 on January 1, 2008 only with respect to financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on our financial position, results of operations or cash flows.  Our financial instruments, which are reported at fair value, consist of long-term investments in marketable securities that are held in trust for payment of non-qualified deferred compensation.  Fair value for these investments is based on readily available market prices.

IMPACT OF INFLATION

We do not believe that our operations are affected by inflation to a greater extent than are the operations of others within the restaurant industry. Certain significant items that are historically subject to price fluctuations are beef, pork, poultry, dairy products, wheat products, corn products and coffee.  In most cases, we historically have been able to pass through a substantial portion of the increased commodity costs by adjusting menu pricing.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors affecting these forward-looking statements include, among others, the following:

 •   general economic conditions, consumer preferences and demographic patterns, either nationally or in particular regions in which we operate;

 •    our substantial indebtedness;

 •    our liquidity and capital resources;

 •    competitive pressures and trends in the restaurant industry;

 •    prevailing prices and availability of energy, raw materials, food, supplies and labor;

 •    a failure to obtain timely deliveries from our suppliers or other supplier issues;

 •    our ability to successfully implement our business strategy;

 •    relationships with franchisees and financial health of franchisees;

 •    legal proceedings and regulatory matters; and

 •    our development and expansion plans.

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

Interest Rate Risk

Our primary market risk is interest rate exposure with respect to our floating rate debt. As of October 5, 2008, our New Revolver permitted borrowings of up to approximately $6,571,000 (after giving effect to $8,604,000 in borrowings and $10,825,000 in letters of credit outstanding). Borrowings under the New Revolver are subject to variable interest rates. For the twelve months ended October 5, 2008, a 100 basis point change in interest rates (assuming $26,000,000 was outstanding under the New Revolver) would have impacted us by approximately $260,000.  In the future, we may decide to employ a hedging strategy through derivative financial instruments to reduce the impact of adverse changes in interest rates. We do not plan to hold or issue derivative instruments for trading purposes.

Foreign Currency Exchange Rate Risk

We conduct foreign operations in Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated and other comprehensive income (loss). As of October 5, 2008, we do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates to be material.

Commodity Price Risk

Many of the food products and other operating essentials purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, changes in global demand, production problems, delivery difficulties and other factors that are beyond our control. Our supplies and raw materials are available from several sources, and we are not dependent upon any single source for these items. If any existing suppliers fail or are unable to deliver in quantities required by us, we believe that there are sufficient other quality suppliers in the marketplace such that our sources of supply can be replaced as necessary. At times we enter into purchase contracts of one year or less or purchase bulk quantities for future use of certain items in order to control commodity-pricing risks. Certain significant items that are historically subject to price fluctuations are beef, pork, poultry, dairy products, wheat products, corn products and coffee.  In most cases, we historically have been able to pass through a substantial portion of the increased commodity costs by adjusting menu pricing.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 5, 2008. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the third fiscal quarter of 2008 that have materially affected,  or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

The additional risk factor presented below should be considered in addition to the risk factors previously discolosed in our Form 10-K for the fiscal year ended December 30, 2007.

Recent economic events have adversely impacted our business and results of operations and may continue to do so.

The restaurant industry is affected by macro economic factors, including changes in international, national, regional, and local economic conditions, employment levels and consumer spending patterns. The recent disruptions in the overall economy and financial markets and the related reduction in consumer confidence in the economy have negatively affected guest traffic and results of operations throughout large segments of our industry, including our segment, and are expected to continue to do so until economic conditions improve.  Continued weakness in or a further worsening of the economy generally or in a number of our markets could be harmful to our financial position and results of operations, cause us to reduce the number and frequency of new restaurant openings, slow our remodeling of existing locations and or adversely affect our ability to comply with the covenants under our debt agreements.

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

PERKINS & MARIE CALLENDER’S INC.

DATE: November 19, 2008	BY: /s/ Fred T. Grant, Jr.
Fred T. Grant, Jr.
Chief Financial Officer