Form 10-K
period 2008-12-28
PERKINS & MARIE CALLENDER'S INC
filed 2009-03-30
CIK 1047040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of December 28, 2008, the last day of our fiscal year, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $___based on the closing sale price as reported on the (applicable exchange). Not Applicable

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practical date.

Class: Common Stock, $.01 par value per share	Outstanding as of March 30, 2009: 10,820 shares
Documents incorporated by reference: None

PART I

Item 1. Business.

General.  Perkins & Marie Callender’s Inc., together with its consolidated subsidiaries (collectively, the “Company”, “we” or “us”), is a wholly-owned subsidiary of Perkins & Marie Callender’s Holding Inc. Perkins & Marie Callender’s Holding Inc. is a wholly-owned subsidiary of P&MC’s Holding Corp., which is a wholly-owned subsidiary of P&MC’s Holding LLC, which is principally owned by affiliates of Castle Harlan, Inc.  The Company is the sole equity holder of Wilshire Restaurant Group, LLC.

Wilshire Restaurant Group, LLC (“WRG”) owns 100% of the outstanding common stock of Marie Callender Pie Shops, Inc. (“MCPSI”), a California corporation. MCPSI owns and operates restaurants and has granted franchises under the name Marie Callender’s and Marie Callender’s Grill. MCPSI also owns 100% of the outstanding common stock of M.C. Wholesalers, Inc., a California corporation. M.C. Wholesalers, Inc. operates a commissary that produces bakery goods. MCPSI also owns 100% of the outstanding common stock of FIV Corp., a Delaware corporation that owns and operates one restaurant under the name East Side Mario’s.

Formation and History of Perkins & Marie Callender’s Inc. On November 12, 1999, Castle Harlan Partners III, L.P. (“CHP III”), a New York-based private equity fund managed by Castle Harlan, Inc. (“Castle Harlan”), acquired WRG, a privately held company, through the purchase of a majority interest in the equity interests of WRG.

On September 21, 2005, P&MC’s Holding Corp, an affiliate of Castle Harlan Partners IV, L.P. (“CHP IV”), a New York-based private equity fund also managed by Castle Harlan, purchased all of the outstanding capital stock of Perkins & Marie Callender’s Holding Inc. (the “Acquisition”). Since the closing of the Acquisition, the capital stock has been 100% owned by P&MC’s Holding Corp., whose capital stock is 100% owned by P&MC’s Holding LLC. CHP III and CHP IV are under the common control of Castle Harlan.

On May 3, 2006, pursuant to a stock purchase agreement (the “Stock Purchase Agreement”), the Company purchased all of the outstanding stock of WRG, and the shareholders of WRG received equity interests in P&MC’s Holding LLC in exchange for their WRG stock. As a result of the purchase, WRG became a direct wholly-owned subsidiary of the Company.  From September 21, 2005 through May 3, 2006, both the Company and WRG were portfolio companies under the common control of Castle Harlan; therefore, the financial statements of both entities are presented retroactively on a consolidated basis, in a manner similar to a pooling of interest, from September 21, 2005, the first date at which both companies were under common control. This transaction (the “Combination”) is described more fully in Note 4 to the consolidated financial statements, “Combination of Companies Under Common Control.”

Financial Statement Presentation. The accompanying consolidated financial statements include the financial results of the Company for fiscal years 2008 and 2007 and for the Company and WRG on a consolidated basis for fiscal 2006.  Intercompany transactions have been eliminated in consolidation.

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

The Company also operates a bakery goods manufacturing segment (“Foxtail”), which manufactures pies, muffin batters, cookie doughs, pancake mixes, and other food products for sale to our Perkins and Marie Callender’s Company-operated and franchised restaurants and to food service distributors.

Perkins Restaurant and Bakery

Perkins, founded in 1958, serves a variety of demographically and geographically diverse customers for a wide range of dining occasions that are appropriate for the entire family. Perkins has continued to adapt its menu, product offerings and building décor to meet changing consumer preferences. As of December 28, 2008, Perkins offered a full menu of over 90 assorted breakfast, lunch, dinner, snack and dessert items ranging in price from $3.79 to $13.89, with an average guest check of $8.70 at our Company-operated Perkins restaurants.  Perkins’ signature menu items include our omelettes, secret-recipe real buttermilk pancakes, Mammoth Muffins, the Tremendous Twelve platters, salads, melt sandwiches and Butterball turkey entrees. Breakfast items, which are available throughout the day, accounted for approximately half of the entrees sold in our Perkins restaurants during fiscal year 2008.

Perkins is a leading operator and franchisor of full-service family dining restaurants. As of December 28, 2008, we franchised 317 restaurants to 106 franchisees in 31 states and in 5 Canadian provinces and we operated 164 restaurants. The footprint of our Company-operated Perkins restaurants extends over 13 states, with a significant number of restaurants in Minnesota and Florida. Our Company-operated Perkins restaurants generated average annual revenues of $1,840,000 for the year ended December 28, 2008.

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

For the years ended December 28, 2008, December 30, 2007 and December 31, 2006, average annual royalties earned per franchised restaurant were approximately $62,000, $64,000 and $66,000, respectively. The following number of Perkins license agreements are scheduled to expire in the years indicated: 2009 — thirteen; 2010 — seventeen; 2011 — thirteen; 2012 — seven and 2013 — nine. Upon the expiration of license agreements, franchisees typically apply for and receive new license agreements and pay a license agreement renewal fee of $5,000 to $7,500 depending on the length of the renewal term.

Marie Callender’s Restaurant and Bakery

Marie Callender’s is a mid-priced casual dining concept. Founded in 1948, it has one of the longest operating histories within the full-service dining sector. Marie Callender’s is known for serving quality food in a warm, pleasant atmosphere, and for its premium pies that are baked fresh daily. As of December 28, 2008, the Company offered a full menu of over 50 items ranging in price from $5.69 to $17.99. Marie Callender’s signature menu items include pot pies, quiches, a plentiful salad bar and Sunday brunch. Sales by day part were split approximately evenly between lunch and dinner during fiscal year 2008.

Marie Callender’s operates primarily in the western United States. As of December 28, 2008 we operated 91 Marie Callender’s restaurants and franchised 42 restaurants to 25 franchisees located in four states and Mexico.  The footprint of our Company-operated Marie Callender’s restaurants extends over nine states with 61 restaurants located in California. Our existing Company-operated restaurants generated average annual revenues of $2,217,000 for the year ended December 28, 2008.  As of December 28, 2008, 129 restaurants were operated under the “Marie Callender’s” name, one under the “Marie Callender’s Grill” name, two under the “Callender’s Grill” name and one under the “East Side Mario’s” name. The Company owns and operates 76 Marie Callender’s restaurants, two Callender’s Grill restaurants, and the East Side Mario’s restaurant (a mid-priced Italian restaurant operating in Lakewood, California).  The Company also has an ownership interest in 12 Marie Callender’s restaurants under partnership agreements, with a minority interest in two of the partnership restaurants and a 57% to 95% ownership interest in the remaining ten locations.  Franchisees owned and operated 41 Marie Callender’s restaurants and the Marie Callender’s Grill.

Marie Callender’s franchised restaurants operate pursuant to franchise agreements generally having an initial term of 15 years, and requiring both a royalty fee (normally 5% of gross sales) and, in most agreements, an advertising contribution (normally 1% of gross sales).  Franchisees pay a non-refundable initial franchise fee of $25,000 and a training fee of $35,000 prior to opening a restaurant. Franchisees typically have the right to renew the franchise agreement for two terms of five years each.  For the years ended December 28, 2008, December 30, 2007 and December 31, 2006, average annual royalties earned per franchised restaurant were approximately $98,000, $102,000 and $105,000, respectively.  The following number of Marie Callender’s franchise agreements have expiration dates occurring during the next five years: 2009 — none; 2010 — two; 2011 — one; 2012 — three and 2013 — one. Upon the expiration of their franchise agreements, franchisees typically apply for and receive new franchise agreements and pay a franchise agreement renewal fee of $2,500.

Manufacturing

Foxtail manufactures pies, pancake mixes, cookie doughs, muffin batters and other bakery products for both our in-store bakeries and third-party customers. One manufacturing facility in Corona, California produces pies and other bakery products principally for the Marie Callender’s restaurants, and two facilities in Cincinnati, Ohio produce pies, pancake mixes, cookie doughs, muffin batters and other bakery products to supply the Perkins restaurants and various third party customers.   Sales of bakery products to our Company-operated and franchised restaurants accounted for 29.0% and 30.4% of Foxtail’s revenues, respectively, during fiscal year 2008. Sales of bakery products to outside parties accounted for the remainder, or 40.6% of Foxtail’s sales during fiscal year 2008.

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

System Development.

Perkins

During 2008, we opened two new Company-operated Perkins restaurants.  In the Perkins franchise segment, our franchisees opened two new restaurants during 2008 and closed eight restaurants. During 2007, we opened seven new Company-operated Perkins restaurants, acquired three Perkins restaurants from franchisees and closed three Perkins Company-operated restaurants. In the Perkins franchise segment, our franchisees opened eight new restaurants during 2007 and closed four restaurants.  During 2006, we opened one new Company-operated Perkins restaurant, acquired three Perkins restaurants from franchisees, opened five Perkins franchised restaurants and closed eleven Perkins franchised restaurants.

Marie Callender’s

During 2008, we closed one Company-operated Marie Callender’s restaurant.   In the Marie Callender’s franchise segment, our franchisees opened one new restaurant during 2008 and closed three restaurants. We purchased one Marie Callender’s restaurant from a franchisee in 2007. During 2007, one Company-operated Marie Callender’s restaurant and one Marie Callender’s franchised restaurant were closed.  During 2006, we opened one new Company-operated Callender’s Grill restaurant, purchased one Marie Callender’s restaurant from a franchisee and closed three Company-operated Marie Callender’s restaurants.

Research and Development. Each year, we develop and test a wide variety of products for the Perkins brand in our 5,600 square foot test kitchen in Memphis, Tennessee and we employ an executive chef for the development of Marie Callender's products. New products undergo extensive development and consumer testing to determine acceptance in the marketplace. While this effort is an integral part of our overall operations, it was not a material expense in 2008 or 2007. We spent approximately $114,000 and $155,000 conducting consumer research in 2008 and 2007, respectively.

Significant Franchisees.  As of December 28, 2008, three Perkins franchisees otherwise unaffiliated with the Company owned 89, or 28%, of the 317 franchised Perkins restaurants, consisting of 41, 27 and 21 restaurants, respectively.  38 of these restaurants are located in Pennsylvania, 25 are located in Ohio and the remaining 26 are located across Wisconsin, Nebraska, Florida, Tennessee, New Jersey, Minnesota, South Dakota, Kentucky, Maryland, New York, Virginia, North Dakota, South Carolina and Michigan.  During 2008, these same three franchisees provided royalties and license fees of $1,926,000, $1,452,000 and $1,500,000, respectively.  During 2007, these same three Perkins franchisees provided royalties and license fees of $2,050,000, $1,499,000 and $1,555,000, respectively.

As of December 28, 2008, three Marie Callender’s franchisees otherwise unaffiliated with the Company owned 13, or 31%, of the 42 franchised Marie Callender’s restaurants, consisting of five, four and four restaurants, respectively.  12 of these restaurants are located in California and one is located in Oregon. During 2008, these same three Marie Callender’s franchisees provided royalties and license fees of $542,000, $465,000 and $312,000, respectively.  During 2007, these same three Marie Callender’s franchisees provided royalties and icense fees of $653,000, $512,000 and $342,000, respectively.

Significant Licensees. The Company has license agreements with certain parties to distribute and market Marie Callender’s branded products. The most significant of these agreements are with ConAgra, Inc., which distributes frozen entrees and dinners to supermarkets and club stores throughout the United States, and American Pie, LLC, which distributes primarily frozen pies throughout most of the country. Both agreements are in effect in perpetuity, with the licensor having the right to terminate if specified sales levels are not achieved (both licensees have achieved the required annual sales levels), and each licensee has the right to terminate upon a 180 day notice. License income under these two agreements totaled approximately $4,865,000, $4,336,000 and $3,867,000 in 2008, 2007 and 2006, respectively.

Territorial Rights. The Company has arrangements with several different parties to whom territorial rights were granted in exchange for specified payments. The Company makes specified payments to those parties based on a percentage of gross sales from certain Perkins restaurants and for new Perkins restaurants opened within those geographic regions. During 2008 and 2007, we paid an aggregate of $2,718,000 and $2,762,000, respectively, under such arrangements. Three such agreements are currently in effect. Of these, one expires in the year 2075, one expires upon the death of the beneficiary, and the remaining agreement remains in effect as long as we operate Perkins restaurants in certain states.

Purchasing and Sourcing of Materials. Essential supplies and raw materials are available from several sources, and we are not dependent upon any one source for our supplies or raw materials. We negotiate directly with suppliers for food and beverage products and raw materials to ensure consistent quality and freshness of products and to obtain competitive prices. We have a contract with U.S. Foodservice, Inc. (“U.S. Foodservice”) for the distribution of most of the food and other supplies used by our restaurants and certain of our franchisees. During fiscal year 2008, U.S. Foodservice accounted for approximately 95% of our total purchases of food and other supplies. Two of the suppliers from which U.S. Foodservice obtains such food and other supplies for us accounted for approximately 16% and 11%, respectively, of our total purchases of food and other supplies during fiscal year 2008.

All franchisees have the opportunity to benefit from our purchasing economies of scale, and we aggregate the purchasing requirements of all of our Company-operated restaurants and the majority of franchised restaurants to obtain better prices for food items, cleaning supplies, equipment and maintenance services. However, we do not require franchisees to purchase their requirements through us.

In addition, together with our franchisees, we make significant purchases of commodity products, such as chicken, steak and eggs, which provide the basis for several product-driven marketing programs throughout the year. Additionally, we offer diverse menus, which we believe mitigates our exposure to commodity risk. In fiscal year 2008, no single commodity accounted for over 8% of our purchases.

All of our Company-operated and franchised restaurants source most of their bakery goods, including pies, cookie doughs, muffin batters and pancake mixes, in their menu items and source their pies from Foxtail.

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

Competition. The restaurant industry in general and our sector of the industry are highly competitive and fragmented, and the number, size and strength of our competitors vary widely by city and region and are often affected by changes in consumer tastes and eating habits, by local and national economic conditions and by population and traffic patterns. We compete directly or indirectly with all restaurants, from national and regional chains to local establishments, based on a variety of factors, which include menu price points, quality of food products, customer service, reputation, menu selection, convenience, name recognition and restaurant location. We consider our principal competitors to be full-service, family dining operators, including national and regional chains such as Bakers Square, Bob Evans, Cracker Barrel, Denny’s, IHOP, Mimi’s Cafe and Village Inn, and, to a lesser extent, Country Kitchen, Embers and Waffle House. We also face competition from independents and local establishments. Some of our competitors are much larger than us and have substantially greater capital resources at their disposal.

Employees. As of December 28, 2008, we employed approximately 14,100 persons. Approximately 9,100 were employed at Perkins restaurants, approximately 4,500 were employed at Marie Callender’s restaurants and approximately 500 of these employees were administrative and manufacturing personnel. Approximately 61% of the restaurant personnel are part-time employees. We compete in the job market for qualified restaurant management and operational employees. We maintain ongoing restaurant management training programs and have on our staff full-time restaurant training managers and a director of training. We believe that our restaurant management compensation and benefits package is competitive within the industry. None of our employees are represented by a union.

Regulation. Our Company-operated and franchised restaurants are subject to extensive federal, state and local governmental regulations, including those relating to the preparation and sale of food, building and zoning requirements and access for the disabled, including the Americans with Disabilities Act, and failure to comply with these regulations could adversely affect us. For example, on July 25, 2008, the California state legislature passed legislation prohibiting the use of trans fats in food establishments, including casual dining restaurants, effective January 1, 2010. The trans fat ban includes oil, shortening and margarine used in spreads or for frying. Public interest groups have also focused attention on the marketing of high-fat and high-sodium foods to children in a stated effort to combat childhood obesity and legislators in the United States have proposed replacing the self-regulatory Children’s Advertising Review Board with formal governmental regulation under the Federal Trade Commission. In addition, certain jurisdictions have adopted regulations requiring that chain restaurants include calorie information on their menu boards and make other nutritional information available on printed menus which must be plainly visible to consumers at the point of ordering. There may also be increased regulation of and opposition to genetically engineered food products, which could force us to use alternative food supplies. The cost of complying with these regulations could increase our expenses and may cause our food items to be less popular, and the negative publicity arising from any such legislative initiatives could reduce our sales.

We and our franchisees also are subject to licensing and regulation by state and local departments relating to health, sanitation and safety standards and liquor licenses (with respect to our 104 restaurants that serve alcoholic beverages) and to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. The inability to obtain or maintain such licenses or publicity resulting from actual or alleged violations of such regulations could have an adverse effect on us. Furthermore, changes in, and the cost of compliance with, government regulations could have an adverse effect on us.

We also are subject to Federal Trade Commission regulations and various state and foreign laws which govern the offer and sale of franchises. Some states require that certain materials be registered before franchises can be offered or sold in that state. We also must comply with a number of state and foreign laws that regulate some substantive aspects of the franchisor-franchisee relationship. These laws may limit a franchisor’s ability to: terminate or not renew a franchise without good cause; interfere with the right of free association among franchisees; enforce noncompetition provisions in its franchise agreements; disapprove the transfer of a franchise; discriminate among franchisees with regard to charges, royalties and other fees; or place new restaurants near existing restaurants. The failure to obtain or retain licenses or approvals to sell franchises could adversely affect our financial condition.

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

Segment Information. We have three reportable segments: restaurant operations, franchise operations and Foxtail. See Note 17 of Notes to Consolidated Financial Statements for financial information regarding each of our segments.

Item 1a. Risk Factors.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our indebtedness.

As of December 28, 2008, we had approximately $331.0 million of total debt outstanding, of which approximately $142.1 million is secured. Subject to restrictions in our indentures and our credit agreement, we may incur additional indebtedness.

Our substantial indebtedness could have important consequences and significant effects on our business. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness and our other financial obligations;
•	increase our vulnerability to general adverse economic and industry conditions;
•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	restrict us from making strategic acquisitions or exploiting business opportunities;
•	place us at a competitive disadvantage compared to our competitors that have less debt; and
•	limit our ability to borrow additional funds.

In addition, our indentures and our credit agreement contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

Furthermore, based on our level of indebtedness or other factors affecting our business, one or more suppliers could require more restrictive payment terms before shipping products to us, which could adversely affect our liquidity.

Borrowings under our credit agreement bear interest at variable rates. If these rates were to increase significantly, our ability to borrow additional funds may be reduced and the risks related to our substantial indebtedness would intensify. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection for this risk.

Ongoing macroeconomic conditions and changes in consumer preferences are adversely impacting our business, financial position and results of operations and are expected to continue to do so.

Purchases at our restaurants are discretionary for our customers, and, therefore, we are susceptible to economic slowdowns. Changes in consumer discretionary spending as a result of ongoing national and regional economic conditions have adversely affected our comparable restaurant sales, and we have experienced declining same store sales and increasing net losses in recent periods. An ongoing or further decline in general economic conditions or negative economic sentiment could further affect our operating performance. In addition, if we choose to offer menu price discounts and/or promotions in response to these macroeconomic conditions, our margins could be reduced.  As a result, we may suffer further losses and be unable to generate sufficient cash flow to fund our operations and service our debt. Economic conditions that have adversely affected and could continue to adversely affect consumer discretionary spending include, without limitation, unemployment levels, investment returns, residential mortgage interest rates and residential real estate prices, energy costs (especially gasoline prices) and price inflation affecting other goods and services and the general consumer perception of economic conditions of the country or any of the markets in which we operate.

We have experienced a decline in same store sales and an increase in net losses in recent quarterly periods.  The recent turmoil in the economy has adversely affected our guest counts and, in turn, our net loss and cash generated by operations.  The Company expects to incur a net loss in 2009.  In order to improve the cash flows in our business, we have introduced a new breakfast program at our Marie Callender’s restaurants, implemented price increases, improved systems to more effectively manage our food and labor costs, upgraded our management staff and certain equipment in our Foxtail division to drive higher operating efficiencies, reduced overall planned capital expenditures for 2009, and eliminated several salaried positions.  Management expects these initiatives together with the Company’s cash provided by operations and borrowing capacity to provide sufficient liquidity for at least the next twelve months.  However, there can be no assurance as to whether these or other actions will enable us to generate sufficient cash flow to fund our operations and service our debt.

We also may be adversely affected by changes in consumer tastes, demographic trends and the impact on consumer eating habits of new information regarding diet, nutrition and health. Our success depends in part on our ability to anticipate and respond to changing economic conditions and consumer preferences and tastes. If we change our concept and/or menu to respond to changes in economic conditions and consumer tastes or dining patterns, we may lose customers who do not prefer the new concept and/or menu, and may not be able to attract a sufficient new customer base to produce the revenue needed to make our restaurants profitable.

We depend upon frequent deliveries of food and other supplies from our suppliers and their failure to deliver the necessary products in a timely fashion could harm our business; additionally, supplier payment terms may affect our liquidity.

Our ability to maintain consistent quality throughout our Company-owned restaurants and franchised restaurants depends in part upon our ability to acquire fresh food products and related items from reliable sources in accordance with our specifications. We have a contract with U.S. Foodservice for the distribution of most of the food and other supplies used by our restaurants and certain of our franchisees. During fiscal year 2008, U.S. Foodservice accounted for approximately 95% of our total purchases of food and other supplies. Two of the suppliers from which U.S. Foodservice obtains such food and other supplies for us accounted for approximately 16% and 11%, respectively, of our total purchases of food and other supplies during fiscal year 2008.

Under the terms of our contract, U.S. Foodservice may unilaterally establish and revise credit terms based on our perceived credit worthiness, including reducing the amount of time permitted between invoice and payment for new orders. During the third fiscal quarter of 2008, U.S. Foodservice significantly reduced the number of days permitted between invoice and payment for new orders, which increased pressure on our liquidity.

If any of our suppliers do not perform adequately or otherwise fail to distribute products or supplies to our restaurants, we may be unable to replace the supplier in a short period of time on acceptable terms. Factors that could result in the failure of a supplier to deliver supplies on a timely basis include unanticipated demand, supply shortfalls, inclement weather, strikes and financial issues affecting the supplier, including bankruptcy.

Although we have alternative sources of supply available to our restaurants, our inability to replace a supplier in a short period of time on acceptable terms could increase our costs and/or could cause shortages at our restaurants of food and other items that may cause us to remove certain items from a restaurant’s menu. If we temporarily remove popular items from a restaurant’s menu, that restaurant may experience a significant reduction in revenue during the time affected by the shortage or thereafter, as our customers may change their dining habits as a result.

We may not be able to compete successfully with other restaurants.

The restaurant industry is intensely competitive with respect to quality of food products, customer service, reputation, restaurant location, attractiveness and maintenance of properties, name recognition and price of meals and beverages. We consider our principal competitors to be mid-priced family dining venues and casual dining operations, including other national and regional chains, as well as locally-owned restaurants. Some of our competitors may be better established in certain of the markets where our restaurants and franchised restaurants are or may be located.  In addition, as a result of current economic conditions, some of our competitors are offering aggressive menu price discounts and promotions. Some of our competitors also have substantially greater financial, marketing and other resources than we do. We also compete with other restaurants for experienced management personnel and hourly employees and with other restaurants and retail establishments for quality restaurant sites. If our restaurants and franchised restaurants are unable to compete successfully with other restaurants in new and existing markets, or if we choose to offer menu price discounts and/or promotions in response to actions of our competitors, our margins could be adversely affected, and, as a result, we may not be able to generate sufficient cash flow to service our debt obligations.  Furthermore, new competitors may emerge at any time. To the extent that one of our existing or future competitors offers items that are better priced, more appealing to consumer tastes or operate in more desirable locations than our restaurants, it could materially adversely affect us.

Inflation in the prices of food has adversely affected and could continue to adversely affect us.

Prices of many food products have increased substantially over the last year. We have experienced, and may continue to experience, inflation in the prices of certain of our key food ingredients, which depend on a variety of factors, many of which are beyond our control. Fluctuations in weather, supply and demand, energy and transportation costs and general inflationary trends and other economic conditions could adversely affect the cost, availability and quantity of one or more of our products and raw ingredients. Significant items that could be subject to price fluctuations include beef, pork, coffee, eggs, dairy products, wheat products and corn products.

We currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations in the cost of food and other supplies, which we purchase at prevailing market or contracted prices. Our inability to obtain requisite quantities of high-quality ingredients on favorable terms would adversely affect our ability to provide the menu items that are central to our business, and the highly competitive nature of our industry may limit our ability to pass increased costs on to our guests, which could reduce our gross margins. If we were to raise our prices due to inflation, we could lose customers.

Increased energy costs could negatively impact the cost structure of our business.

We purchase electricity, oil and natural gas to operate our restaurants, and suppliers purchase gasoline in connection with the transportation of food and other supplies to us. Any significant increase in energy costs could adversely affect our business through higher rates charged by providers of electricity, oil and natural gas and the imposition of fuel surcharges by our suppliers.  We may not be able to pass to our customers all or part of any future increases.

Because a significant portion of our Perkins bakery products are produced at facilities in the same city, we are vulnerable to natural disasters and other disruptions.

We depend on Foxtail’s ability to reliably produce our bakery products, which include pies, cookies, muffins and mixes and syrups, and deliver them to restaurants and foodservice distributors on a regular schedule. We currently produce a significant portion of our bakery products in two manufacturing facilities in Cincinnati, Ohio. As a result, Foxtail is vulnerable to damage or interruption from fire, severe drought, flood, power loss and energy shortages, telecommunications failure, break-ins, snow and ice storms and similar events. Any such damage or failure could disrupt some or all of our Foxtail operations and result in the loss of sales and current and potential customers if we are unable to quickly recover from such events. Our business interruption insurance may not be adequate to compensate us for our losses if any of these events occur. In addition, business interruption insurance may not be available to us in the future on acceptable terms or at all. Even if we carry adequate insurance, such events could have a material adverse impact on us.

Certain of the Marie Callender’s restaurants house pie production equipment, while the remaining Marie Callender’s restaurants rely on a pie production facility in Corona, California. Although Marie Callender’s is less vulnerable than Perkins with respect to the impact of a disruption at its production plant, significant incremental costs would be incurred to supply bakery products to those restaurants without production equipment in the event they were unable to obtain pies from the Corona, California facility on a timely basis.

Our operations are concentrated in six states.

For the year ended December 28, 2008, approximately 60% of the total number of our Company-operated and franchised restaurants were located in the states of California, Florida, Minnesota, Ohio, Pennsylvania and Wisconsin. Given our geographic concentrations, particularly in California and Florida, regional occurrences such as earthquakes, hurricanes, snow and ice storms or other natural disasters, unfavorable economic conditions, government regulations, reduced tourism, negative publicity, terrorist attacks or other events, conditions and occurrences specific to these states may materially adversely affect us.

Labor shortages could slow our growth and adversely impact existing restaurants.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and servers necessary to accommodate further expansion and meet the needs of our restaurants and franchised restaurants. A sufficient number of qualified individuals of the requisite caliber to fill these positions may be in short supply in some areas. Any future inability to recruit and retain qualified individuals may delay the planned openings of new restaurants and could adversely impact our existing Company-operated restaurants and franchised restaurants. Any such delays, any material increases in employee turnover rates in existing restaurants or any widespread employee dissatisfaction could have a material adverse effect on us. Additionally, competition for qualified employees could require us to pay higher wages, which could result in higher labor costs, which may have an adverse effect on our operating performance and accordingly, we may generate insufficient cash flow to service our debt obligations.

Increased labor costs could adversely affect our future operating performance.

On July 24, 2007, the U.S. Congress passed minimum wage increases in 70 cent increments that took effect in July 2007 and July 2008, and will increase further in July 2009. We have a substantial number of employees who are paid wage rates at or slightly above the minimum wage. As federal and state minimum wage rates increase, we may be required to increase not only the wages of our minimum wage employees but also the wages paid to employees whose wage rates are above minimum wage. If competitive pressures or other factors prevent us from offsetting the increased costs by increases in prices, our profitability may decline. In addition, various proposals that would require employers to provide health insurance for all of their employees are being considered from time-to-time in the U.S. Congress and various states. The imposition of any requirement that we provide health insurance to all employees on terms materially different from our existing programs could have an adverse effect on our operating performance.

One or more current restaurant locations may cease to be economically viable and we may decide to close one or more restaurants.

We have in the past closed, and may in the future close, certain of our restaurants. If a current location ceases to be economically viable, we may close the restaurant in that location. The decision to close a restaurant generally involves an analysis of revenue and earnings trends, competitive ability, strategic factors and other considerations. Closing a restaurant would reduce the sales that such restaurant would have contributed to our revenues, and could subject us to various costs, including severance, legal costs and the write-down of leasehold improvements, equipment, furniture and fixtures.

All of our restaurant locations are leased. We may be locked into long-term and non-cancelable leases that we want to cancel and may be unable to renew leases that we want to extend at the end of their terms.

Many of our current leases are non-cancelable and typically have an initial term ranging from 15 to 20 years and renewal options for terms ranging from five to 20 years. The average remaining life of our current leases is approximately 9 years. Leases that we enter into in the future likely will also be long-term and non-cancelable and have similar renewal options. If we close a restaurant, we may remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. Additionally, the potential losses associated with our inability to cancel leases may result in our keeping open restaurant locations that are performing significantly below targeted levels. As a result, ongoing lease operations at closed or underperforming restaurant locations could impair our results of operations.

In addition, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. As a result, we may be required to close or relocate a restaurant, which could subject us to construction and other costs and risks, and may have an adverse effect on our operating performance.

A majority of our restaurants are owned and operated by independent franchisees over whom we do not have as much control as our Company-operated restaurants, and as a result the financial performance of franchisees can adversely affect our future operating performance.

As of December 28, 2008, 359 of our 614 restaurants were owned and operated by franchisees. As a result, we rely in part on our franchisees and the manner in which they operate their locations to develop and promote our business. Franchise royalties and fees represented approximately 4% of our revenues and contributed 13.9% of the segment income of our three reportable segments during fiscal 2008. While we try to ensure that the quality of our brand is maintained by all of our franchisees, there is a risk that franchisees will take actions that adversely affect the value of our intellectual property or reputation.

Our franchisees may not operate their locations in accordance with, or may object to, our policies, and we may experience disputes or other conflicts. In addition, although we have developed criteria to evaluate and screen prospective franchisees, there can be no assurance that franchisees will have the business acumen or financial resources necessary to operate successful franchises in their franchise areas. Franchisees may not be able to find suitable sites on which to develop restaurants. In addition, franchisees may not be able to negotiate acceptable lease or purchase terms for the sites, obtain the necessary permits and government approvals or meet construction schedules. Any of these problems could slow our growth and reduce our franchise revenues. Additionally, many of our franchisees depend on financing from banks and other financial institutions in order to construct and open new restaurants. State franchise laws may limit our ability to terminate or modify these franchise arrangements.

As of December 28, 2008, three Perkins’ franchisees, otherwise unaffiliated with the Company, owned 89 of the 359 franchised restaurants operating 41, 27 and 21 restaurants, respectively. If any of these franchisees were to experience financial difficulties our business could be adversely affected. In addition, a majority of our franchises can terminate their agreements with us on twelve months notice without cause. The failure of franchisees to operate franchised restaurants successfully or to the extent a significant number of franchisees elect to terminate their agreements with us could have a material adverse effect on us, our reputation, our brand and our ability to attract prospective franchisees.

Some of our franchisees are highly leveraged, and if they are unable to service their indebtedness, such failure could adversely affect their ability to maintain their operations, and/or meet their contractual obligations to us, which may have a material adverse effect on our operating performance.

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

Our business is partially dependent upon our advertising and promotional programs, and our competitors’ advertising and promotional activities may reduce the effectiveness of our initiatives.

Our sales are heavily influenced by marketing and advertising. If we do not advertise or run promotions for our products, or if our marketing and advertising programs are not successful, we may experience a loss or reduction in sales, fail to attract new guests or be unable to retain existing guests. In addition, our competitors’ advertising and promotions, including any increase in the amount and/or frequency thereof, may reduce the effectiveness of our initiatives. As a result of current economic events, some of our competitors have significantly increased their use of promotions.  Furthermore, we may be adversely affected by an increase in the cost of television, radio or print advertising.

We depend on the services of key executives, the loss of who may adversely affect our future operating performance.

Some of our senior executives are important to our success because they have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging necessary financing. Losing the services of any of these individuals may have an adverse effect on our business and operating performance and accordingly, we may generate insufficient cash flow to service our debt obligations until a suitable replacement could be found.

Additional expansion plans present risks.

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

We may enter new markets in which we have limited or no operating experience. These new markets may have different demographic and competitive conditions, consumer tastes and discretionary spending patterns than our existing markets and may not be able to attract enough customers to new restaurants because potential customers may be unfamiliar with our restaurants or the atmosphere or menu of our restaurants might not appeal to them. As a result, the revenue and profit generated at new restaurants may not equal the revenue and profit generated at our existing restaurants. New restaurants may even operate at a loss, which would have an adverse effect on our overall profits. In addition, opening a new restaurant in an existing market could reduce the revenue of our existing restaurants in that market.

Food-borne illness incidents, claims of food-borne illness and adverse publicity could adversely affect our future operating performance.

Claims of illness or injury relating to food quality or food handling are common in the food service industry, and a number of these claims may exist at any given time. We cannot guarantee that our internal controls and training will be effective in preventing all food-borne illnesses. Some food-borne illness incidents could be caused by third-party food suppliers and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, such as e-coli, that could give rise to claims or allegations on a retroactive basis. We could be adversely affected by negative publicity resulting from food quality or handling claims at one or more of our restaurants. Food-borne illnesses spread at restaurants have generated significant negative publicity at other restaurant chains in the past, which has had a negative impact on their results of operations. One or more instances of food-borne illness in one of our restaurants could negatively affect our restaurants’ image and sales. These risks exist even if it were later determined that an illness was wrongly attributed to one of our restaurants.

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

We face risks of litigation and negative publicity from restaurant customers, suppliers and other parties.

We are subject to a variety of claims arising in the ordinary course of our business brought by or on behalf of our customers or employees, including personal injury claims, contract claims, discriminatory claims and employment-related claims. In recent years, a number of restaurant chains have been subject to lawsuits, and a number of these lawsuits have resulted in the payment of substantial damages by chains. These lawsuits include class action lawsuits alleging violations of U.S. federal or state law regarding workplace or employment conditions and similar matters. Class action lawsuits could also be filed alleging, among other things, that restaurants have failed to disclose the health risks associated with high-fat foods and that our marketing practices have targeted children and encouraged obesity.

In addition, 12 of our Company-operated Perkins restaurants located in Florida, one Company-operated Perkins restaurant located in Minnesota and 91 Company-operated Marie Callender’s restaurants serve alcoholic beverages. These restaurants may be subject to state “dram shop” laws, which allow a person to sue us if that person was injured by a legally intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. A judgment against us under a dram shop law could exceed our liability insurance coverage policy limits and could result in substantial liability for us and may have an adverse effect on our operating performance and, accordingly, we may generate insufficient cash flow to service our debt obligations.

Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, claims may be expensive to defend and may divert time and money away from our operations. In addition, any adverse publicity about these allegations could adversely affect us, regardless of whether the allegations are true, by discouraging customers from buying our products. A judgment also could be significantly in excess of our insurance coverage for any claims and we may not be able to continue to maintain such insurance, or to obtain comparable insurance at a reasonable cost, if at all. If we suffer losses, liabilities or loss of income in excess of our insurance coverage or if our insurance does not cover such loss, liability or loss of income, there could be a material adverse effect on our results of operations or financial condition.

We are subject to extensive government regulations.

Our Company-operated and franchised restaurants are subject to extensive federal, state and local governmental regulations, including those relating to the preparation and sale of food, those relating to building and zoning requirements and those relating to access for the disabled, including the Americans with Disabilities Act, and failure to comply with these regulations could adversely affect us. For example, on July 25, 2008, the California state legislature passed legislation prohibiting the use of trans fats in food establishments, including casual dining restaurants, effective January 1, 2010.  The trans fat ban covers oil, shortening and margarine used in spreads or for frying. Public interest groups have also focused attention on the marketing of high-fat and high-sodium foods to children in a stated effort to combat childhood obesity and legislators in the United States have proposed replacing the self-regulatory Children’s Advertising Review Board with formal governmental regulation under the Federal Trade Commission. In addition, certain jurisdictions have adopted regulations requiring that chain restaurants include calorie information on their menu boards and make other nutritional information available on printed menus which must be plainly visible to consumers at the point of ordering. There may also be increased regulation of and opposition to genetically engineered food products, which could force us to use alternative food supplies. The cost of complying with these regulations could increase our expenses and may cause our food items to be less popular, and the negative publicity arising from such legislative initiatives could reduce our sales.

We and our franchisees also are subject to licensing and regulation by state and local departments relating to health, sanitation and safety standards and liquor licenses (with respect to our 104 restaurants that serve alcoholic beverages) and to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. The inability to obtain or maintain such licenses or publicity resulting from actual or alleged violations of such regulations could have an adverse effect on us. Furthermore, changes in, and the cost of compliance with, government regulations could have an adverse effect on us.

We also are subject to Federal Trade Commission regulations and various state and foreign laws which govern the offer and sale of franchises. Some states require that certain materials be registered before franchises can be offered or sold in that state. We also must comply with a number of state and foreign laws that regulate some substantive aspects of the franchisor-franchisee relationship. These laws may limit a franchisor’s ability to: terminate or not renew a franchise without good cause; interfere with the right of free association among franchisees; enforce noncompetition provisions in its franchise agreements; disapprove the transfer of a franchise; discriminate among franchisees with regard to charges, royalties and other fees; or place new restaurants near existing restaurants. The failure to obtain or retain licenses or approvals to sell franchises could adversely affect our financial condition.

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

Amounts we borrow under our credit agreement with Wells Fargo Foothill, LLC bear interest at a variable base rate plus an applicable margin. Therefore, an increase in prevailing interest rates would have an effect on the interest rates charged on any borrowings outstanding under our credit agreement. If prevailing interest rates result in higher interest rates on any debt we incur under the credit agreement, the increased interest expense could adversely affect our cash flow and our ability to service our debt.

Our controlling stockholder may take actions that conflict with the interests of others.

Affiliates of Castle Harlan control the power to elect our directors, to appoint members of management and to approve all actions requiring the approval of the holders of our common stock, including adopting amendments to our certificate of incorporation and approving mergers, acquisitions, sales of all or substantially all of our assets, debt incurrences and other significant corporate transactions.  The interests of our controlling stockholder could conflict with the interests of others.  In addition, Castle Harlan is in the business of making investments in companies and may, from time to time, acquire interests in businesses that compete directly or indirectly with us.  Castle Harlan also may pursue, for its own account, acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Our compliance with Sarbanes-Oxley requires significant resources and results in additional costs.

We are subject to the Sarbanes-Oxley Act of 2002, including Section 404 thereunder, and, beginning with our fiscal 2009 annual report on Form 10-K, an attestation report of our auditors on our internal control over financial reporting is required. Compliance with Sarbanes-Oxley places additional obligations on our systems and resources and requires us to incur additional costs. In order to maintain the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight is required, as we need to devote additional time and personnel to legal, financial and accounting activities to ensure our ongoing compliance with the public company reporting requirements. In future years, if we fail to timely complete our assessment of the effectiveness of our internal control over financial reporting, or if our auditors cannot timely issue their attestation report, we may cease to be in compliance with our reporting requirements under the Securities Exchange Act of 1934, as amended, and could suffer a loss of public confidence in our internal controls, either of which could adversely affect our ability to access the capital markets.

Item 1b. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The following table lists the number of full-service Company-operated and franchised restaurants, by state or country, as of December 28, 2008. The Company-operated restaurants of Marie Callender’s include wholly-owned restaurants, East Side Mario’s and those restaurants operated under various partnership agreements. The table excludes one limited service Perkins Express located in Utah.

	Perkins Restaurants			Marie Callender's Restaurants
	Company-Operated	Franchise	Total	Company-Operated	Franchise	Total
Arizona	-	1	1	7	-	7
Arkansas	-	2	2	-	-	-
California	-	-	-	61	35	96
Colorado	8	4	12	-	1	1
Delaware	-	1	1	-	-	-
Florida	45	15	60	-	-	-
Georgia	-	1	1	-	-	-
Idaho	-	8	8	1	-	1
Illinois	7	-	7	-	-	-
Indiana	-	5	5	-	-	-
Iowa	16	4	20	-	-	-
Kansas	3	4	7	-	-	-
Kentucky	-	3	3	-	-	-
Maryland	-	2	2	-	-	-
Michigan	7	3	10	-	-	-
Minnesota	39	37	76	-	-	-
Missouri	7	1	8	-	-	-
Montana	-	9	9	-	-	-
Nebraska	-	9	9	-	-	-
Nevada	-	-	-	4	3	7
New Jersey	-	16	16	-	-	-
New York	-	15	15	-	-	-
North Carolina	-	2	2	-	-	-
North Dakota	4	4	8	-	-	-
Ohio	-	39	39	-	-	-
Oklahoma	2	-	2	2	-	2
Oregon	-	-	-	4	1	5
Pennsylvania	6	47	53	-	-	-
South Carolina	-	4	4	-	-	-
South Dakota	-	11	11	-	-	-
Tennessee	4	9	13	-	-	-
Texas	-	-	-	4	-	4
Utah	-	-	-	5	-	5
Virginia	-	4	4	-	-	-
Washington	-	6	6	3	-	3
West Virginia	-	2	2	-	-	-
Wisconsin	16	27	43	-	-	-
Wyoming	-	5	5	-	-	-
Canada	-	17	17	-	-	-
Mexico	-	-	-	-	2	2
Total	164	317	481	91	42	133

Our typical Perkins restaurant averages approximately 5,000 square feet in size and is located in a free-standing building, with seating capacity ranging between 90 and 250. Marie Callender’s restaurants average 8,000 square feet in size and are primarily located in free-standing buildings, with a seating capacity ranging between 70 and 385. We have an ongoing program of prototype development, testing and remodeling to maintain operationally efficient, cost-effective and inviting interior and exterior facility design and décor. Over the last five years, we have invested over $16 million remodeling our Company-operated stores. In addition, across our restaurant base, we have spent an average of $7.7 million per year over the last five years on maintenance capital expenditures to maintain an attractive dining experience. Among our Company-operated stores, approximately 67% of Perkins’ and 40% of Marie Callender’s are either new or have been remodeled within the past five years.

During 2008, we opened two new Company-operated Perkins restaurants.  In the Perkins franchise segment, our franchisees opened two new restaurants during 2008 and closed eight restaurants. During 2007, we opened seven new Company-operated Perkins restaurants, acquired three Perkins restaurants from franchisees and closed three Perkins Company-operated restaurants. In the Perkins franchise segment, our franchisees opened eight new restaurants during 2007 and closed four restaurants.  During 2006, we opened one new Company-operated Perkins restaurant, acquired three Perkins restaurants from franchisees, opened five Perkins franchised restaurants and closed eleven Perkins franchised restaurants.

During 2008, we closed one Company-operated Marie Callender’s restaurant.   In the Marie Callender’s franchise segment, our franchisees opened one new restaurant during 2008 and closed three restaurants. We purchased one Marie Callender’s restaurant from a franchisee in 2007. During 2007, one Company-operated Marie Callender’s restaurant and one Marie Callender’s franchised restaurant were closed.  During 2006, we opened one new Company-operated Callender’s Grill restaurant, purchased one Marie Callender’s restaurant from a franchisee and closed three Company-operated Marie Callender’s restaurants.

The following table sets forth certain information regarding Company-operated restaurants and other properties, as of December 28, 2008:

	Number of Properties (1)
Use	Owned	Leased	Total
Offices and Manufacturing Facilities(2)	—	10	10
Perkins Restaurant and Bakery(3)	—	164	164
Marie Callender’s Restaurant and Bakery(4,5)	—	91	91
____________

(1)	In addition to the properties noted in the schedule above, we lease seventeen properties which are subleased to others and we own two properties which are leased to others.

(2)
Our principal office is located in Memphis, Tennessee, and currently comprises approximately 43,000 square feet under a lease expiring on May 31, 2013, subject to a renewal by us for a maximum of 60 months. We also lease an office which comprises approximately 6,300 square feet in Mission Viejo, California, with a lease term through April 30, 2013 and no renewal options.  In addition to the two office locations, we lease two properties in Cincinnati, Ohio, consisting of 36,000 square feet and 120,000 square feet, and lease one property in Corona, California, consisting of 29,600 square feet, for use as manufacturing facilities.

(3)
The average term of the remaining leases is approximately 11 years, excluding renewal options. The longest lease term will mature in approximately 20 years and the shortest lease term will mature in less than 1 year, excluding renewal options.

(4)	Includes two Callender’s Grill restaurants and the East Side Mario’s restaurant.

(5)
The average term of the remaining leases is approximately five years, excluding renewal options. The longest lease term will mature in approximately 32 years and the shortest lease term will mature in less than 1 year, excluding renewal options.

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

Holders.

As of December 28, 2008, there was 1 stockholder of record.

Dividends.

No dividends or distributions were declared or paid during 2008, 2007 or 2006. The Company’s credit agreements and the indentures governing our debt securities restrict our ability to pay dividends or distributions to our equity holders.

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

As a result of the Combination, the financial statements of the Company and WRG are presented on a consolidated basis as of September 21, 2005, the first date on which both companies were under common control, and include the combined results of operations of each company for all periods presented after such date. Prior to September 21, 2005, the consolidated financial statements and data presented include WRG only.

	2008	2007	2006	2005	2004
Income Data:
Revenues	$581,970	587,886	594,190	321,473	228,760
Net loss	(52,953)	(16,335)	(9,372)	(15,231)	(16,318)
Balance Sheet Data (at year end):
Total assets	323,508	362,942	346,845	346,276	56,459
Long-term debt and capital lease obligations (a)	330,249	309,996	292,628	300,077	105,114
Distributions	—	—	—	—	—
Statistical Data:
Full-service restaurants in operation at end of year:
Company-operated Perkins	164	162	155	151	—
Franchised Perkins (b)	317	323	322	331	—
Total Perkins	481	485	477	482	—
Company-operated Marie Callender’s	90	91	91	92	93
Company-operated East Side Mario’s	1	1	1	1	1
Franchised Marie Callender’s	42	44	46	47	51
Total Marie Callender’s	133	136	138	140	145
Average annual sales per company-operated Perkins restaurant	$1,840	1,890	1,944	1,866	—
Average annual royalties per franchised Perkins restaurant	62	64	66	64	—
Average annual sales per company-operated Marie Callender’s restaurant	2,217	2,339	2,369	2,298	2,202
Average annual royalties per franchised Marie Callender’s restaurant	98	102	105	107	102
____________

(a)	Excluding current maturities of $382, $9,464, $1,706, $3,311 and $3,127, respectively.

(b)	Excludes one franchised Perkins Express.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General.  The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to the consolidated financial statements and accompanying notes of the Company included elsewhere in this Form 10-K. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties, as indicated in “Information Concerning Forward-Looking Statements” below.  Except as otherwise indicated references to “years” mean our fiscal year ended December 28, 2008, December 30, 2007 or December 31, 2006.

Information Concerning Forward-Looking Statements.  This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements, written, oral or otherwise made, may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will,” or the negative thereof or other variations thereon or comparable terminology.

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

Our Company.  References to the “Company,” “us” or “we” refer to Perkins & Marie Callender’s Inc. and its consolidated subsidiaries.

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

The Company also operates a bakery goods manufacturing segment (“Foxtail”), which manufactures pies, muffin batters, cookie doughs, pancake mixes, and other food products for sale to our Perkins and Marie Callender’s Company-operated and franchised restaurants and to food service distributors.

Combination of Companies Under Common Control.  On November 12, 1999, CHP III, a New York-based private equity fund managed by Castle Harlan, acquired WRG, a privately held company, through the purchase of a majority interest in the equity interests of WRG.

On September 21, 2005, P&MC’s Holding Corp., an affiliate of CHP IV, a New York-based private equity fund also managed by Castle Harlan, purchased all of the outstanding capital stock of the parent of the Company. CHP III and CHP IV are under the common control of Castle Harlan.

On May 3, 2006, in connection with the Combination, the Company purchased all the outstanding stock of WRG and the shareholders of WRG received equity interests in P&MC’s Holding LLC, the Company’s indirect parent, in exchange for their WRG stock.  As a result of the purchase, WRG became a direct wholly-owned subsidiary of the Company.  From September 21, 2005 through May 3, 2006, both the Company and WRG were portfolio companies under the common control of Castle Harlan; therefore, the financial statements of both entities are presented retroactively on a consolidated basis, in a manner similar to a pooling of interests, from September 21, 2005, the first date at which both companies were under common control. This transaction is described more fully in Note 4 to the consolidated financial statements, “Combination of Companies Under Common Control.”

Key Factors Affecting our Business.  The key factors that affect our operating results are general economic conditions, competition, our comparable restaurant sales, which are driven by our comparable customer counts and our guest check average, restaurant openings and closings, commodity prices, energy prices, our ability to manage operating expenses, such as food cost, labor and benefits, weather, and governmental legislation. Comparable restaurant sales and comparable customer counts are measures of the percentage increase or decrease of the sales and customer counts, respectively, of restaurants open at least one full fiscal year prior to the start of the comparative year. We do not use new restaurants in our calculation of comparable restaurant sales until they are open for at least one full fiscal year in order to allow a new restaurant’s operations time to stabilize and provide more meaningful results.

The results of the franchise operations are mainly impacted by the same factors as those impacting our restaurant segments, excluding the operating cost factors since franchise segment income is earned primarily through royalty income.

Like much of the restaurant industry, we view comparable restaurant sales as a key performance metric at the individual restaurant level, within regions and throughout our Company. With our information systems, we monitor comparable restaurant sales on a daily, weekly and monthly basis on a restaurant-by-restaurant basis. The primary drivers of comparable restaurant sales performance are changes in the average guest check and changes in the number of customers, or customer count. Average guest check is primarily affected by menu price changes and changes in the mix of items purchased by our customers. We also monitor entree count, which we believe is indicative of overall customer traffic patterns. To increase restaurant sales, we focus marketing and promotional efforts on increasing customer visits and sales of particular products. Restaurant sales performance is also affected by other factors, such as food quality, the level and consistency of service within our restaurants and franchised restaurants, the attractiveness and physical condition of our restaurants and franchised restaurants, as well as local, regional and national competitive and economic factors.

Marie Callender’s food cost percentage is traditionally higher than Perkins food cost percentage primarily as a result of a greater portion of sales that are derived from lunch and dinner items, which typically carry higher food costs than breakfast items.

The operating results of Foxtail are impacted mainly by the following factors:  orders from our external customer base, general economic conditions, labor and employee benefit expenses, production efficiency, commodity prices, energy prices, Perkins and Marie Callender’s restaurant openings and closings, governmental legislation and food safety requirements.

Fiscal 2008 has been challenging for the family and casual dining segments of the restaurant industry. Largely as a result of the current general economic downturn, we experienced a decrease in comparable annual sales for both Perkins and Marie Callender’s in 2008. We believe that decreases in residential real estate prices, especially in some of our larger markets, the rise in unemployment, the decrease in investment values, the consequent pressures on consumer sentiment and spending, and the increase in gas prices have reduced household discretionary spending, which has adversely affected our revenues. At the same time, our costs have increased, and consequently, we have experienced an increase in net losses. If the current economic conditions persist or worsen, our revenues are likely to continue to suffer and our losses could increase.

In comparison to the year ended December 30, 2007, Perkins’ Company-operated restaurants’ comparable sales decreased by 2.8% and Marie Callender’s Company-operated restaurants’ comparable sales decreased by 6.5%.  These declines in comparable sales resulted primarily from decreases in comparable guest counts at both concepts.  Management believes the decline in comparable guest counts for both concepts is attributable primarily to adverse economic conditions that are impacting the restaurant industry, particularly in Florida for Perkins restaurants and in California for Marie Callender’s restaurants.

Operations, Financial Position and Liquidity. At December 28, 2008, we had a negative working capital balance of $19,598,000 and a total stockholder’s deficit of $111,073,000.  At December 28, 2008, we had $4,613,000 in unrestricted cash and cash equivalents and $11,596,000 of borrowing capacity under our revolving credit facility.

Our principal sources of liquidity include unrestricted cash, available borrowings under our revolving credit facility and cash generated by operations.  We also have from time to time received capital contributions from our parent company, including a $12,500,000 capital contribution received in 2008, and engaged in capital markets transactions.  Our principal uses of liquidity are costs and expenses associated with our restaurant and manufacturing operations, servicing outstanding indebtedness (including interest), and making capital expenditures.

We have experienced a decline in same store sales and an increase in net losses in recent quarterly periods.  The recent turmoil in the economy has adversely affected our guest counts and, in turn, our net loss and cash generated by operations.  The Company expects to incur a net loss in 2009.  In order to improve the cash flows in our business, we have introduced a new breakfast program at our Marie Callender’s restaurants, implemented price increases, improved systems to more effectively manage our food and labor costs, upgraded our management staff and certain equipment in our Foxtail division to drive higher operating efficiencies, reduced overall planned capital expenditures for 2009, and eliminated several salaried positions.  Management expects these initiatives together with the Company’s cash provided by operations and borrowing capacity to provide sufficient liquidity for at least the next twelve months.  However, there can be no assurance as to whether these or other actions will enable us to generate sufficient cash flow to fund our operations and service our debt.

Summary of Significant and Critical Accounting Policies.  The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process for reviewing the application of our accounting policies and for evaluating the appropriateness of the estimates that are required to prepare the financial statements of our Company. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.

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

Sales Taxes

Sales taxes collected from customers are excluded from revenues. The obligation is included in accrued expenses until the taxes are remitted to the appropriate taxing authorities.

Advertising

We recognize advertising expense in the operating expenses of the restaurant segment. Those advertising costs are expensed as incurred.  Advertising expense was approximately $24,016,000, $21,130,000 and $20,267,000 for fiscal years 2008, 2007 and 2006, respectively.

Leases

Future commitments for operating leases are not reflected as a liability on our consolidated balance sheets. The determination of whether a lease is accounted for as a capital lease or as an operating lease requires management to make estimates primarily about the fair value of the asset, its estimated economic useful life and the incremental borrowing rate.

Rent expense for the Company’s operating leases, some of which have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term, as defined in Statement of Financial Accounting Standards ("SFAS") No. 13, “Accounting for Leases, as amended.” The lease term begins when the Company has the right to control the use of the leased property, which may occur before rent payments are due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent and included in Deferred Rent on the consolidated balance sheets.

Preopening Costs

In accordance with the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 98-5, “Reporting on the Costs of Start-Up Activities,” we expense the costs of start-up activities as incurred.

Transaction Costs

The Company has classified certain expenses incurred in fiscal 2007 and 2006 as transaction costs on the consolidated statements of operations.  Transaction costs include expenses directly attributable to the Acquisition in September 2005 and the Combination and certain non-recurring expenses incurred as a result of the Acquisition and the Combination.  There were no transaction costs for 2008. Transaction costs were $1,013,000 and $5,674,000 for 2007 and 2006, respectively. The direct expenses consisted of administrative, consultative and legal expenses.

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Perkins Marketing Fund and Gift Card Fund

The Company maintains a marketing fund (the “Marketing Fund”) to pool the resources of the Company and its franchisees for advertising purposes and to promote the Perkins brand in accordance with the system’s advertising policy.  The Company has classified approximately $6,912,000 and $7,376,000 as of December 28, 2008 and December 30, 2007, respectively, as restricted cash on its consolidated balance sheets.  This amount represents funds contributed specifically for the purpose of advertising. The Company has also recorded liabilities of approximately $978,000 and $937,000 as of December 28, 2008 and December 30, 2007, respectively, for accrued advertising, which is included in accrued expenses on the accompanying consolidated balance sheets, and approximately $5,316,000 and $5,940,000 as of December 28, 2008 and December 30, 2007, respectively, which is included in Franchise advertising contributions on the accompanying consolidated balance sheets and represents franchisee contributions for advertising services not yet provided.

The Company markets gift cards at both its Company-operated and franchised Perkins restaurants.  The Company maintains a separate bank account specifically for cash inflows from gift card sales and cash outflows from gift card redemptions and expenses (the “Gift Card Fund”). The Gift Card Fund is consolidated with PMCI and, accordingly, the Company has recorded approximately $3,228,000 and $2,722,000 of net gift card proceeds received from Perkins’ franchisees as restricted cash as of December 28, 2008 and December 30, 2007, respectively, on its consolidated balance sheets. The operating expenses of the Gift Card Fund, which primarily consist of production costs of the cards and bank fees, are not significant.  Through the fiscal year ended December 28, 2008, the Company has not recorded breakage on the gift cards, as it does not have sufficient historical redemption data.

Concentration of Credit Risk

Financial instruments, which potentially expose us to concentrations of credit risk, consist principally of franchisee and Foxtail accounts receivable. We perform ongoing credit evaluations of our franchisees and Foxtail customers and generally require no collateral to secure accounts receivable. The credit review is based on both financial and non-financial factors. Based on this review, we provide for estimated losses for accounts receivable that are not likely to be collected. Although we maintain good relationships with our franchisees, if average sales or the financial health of significant franchises were to deteriorate, we might have to increase our reserves against collection of franchise receivables.

Additional financial instruments that potentially subject us to a concentration of credit risk are cash and cash equivalents. At times, cash balances may be in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses with respect to bank balances in excess of government provided insurance.

Long Lived Assets

Major renewals and betterments are capitalized; replacements and maintenance and repairs that do not extend the lives of the assets are charged to operations as incurred. Upon disposition, both the asset and the accumulated depreciation amounts are relieved, and the related gain or loss is credited or charged to the statement of operations. Depreciation and amortization is computed primarily using the straight-line method over the estimated useful lives unless the assets relate to leased property, in which case, the amortization period is the lesser of the useful lives or the lease terms. A summary of the useful lives is as follows:

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

Due to the significant amounts required for the construction or acquisition of new restaurants, we have risks that these assets will not provide an acceptable return on our investment and an impairment of these assets may occur. The accounting test for whether an asset held for use is impaired involves first comparing the carrying value of the asset with its estimated future undiscounted cash flows. If these cash flows do not exceed the carrying value, the asset must be adjusted to its current fair value. We perform this test on each of our long lived assets periodically and as indicators arise to evaluate whether impairment exists. Factors influencing our judgment include the age of the asset, estimation of future cash flows from long lived assets and estimation of fair value.  Asset fair value is determined using discounted cash flow models, residual proceeds and other factors that may impact the ultimate return of our investment in the long lived asset.

Goodwill and Intangible Assets

As of December 28, 2008 and December 30, 2007, we had approximately $160,683,000 and $183,354,000, respectively, of goodwill and intangible assets on our consolidated balance sheet primarily resulting from the Acquisition. We account for our goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, which provides guidance regarding the recognition and measurement of intangible assets, eliminates the amortization of certain intangibles and requires assessments for impairment of intangible assets that are not subject to amortization at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our annual evaluation, performed as of year-end or on an interim basis if circumstances warrant, requires the use of estimates about the future cash flows of each of our reporting units and non-amortizing intangibles to determine their estimated fair values. Changes in forecasted operations and changes in discount rates can materially affect these estimates. However, once an impairment of goodwill or intangible assets has been recorded, it cannot be reversed.

Due to the decrease in the Company’s operating results during 2008 compared to 2007 and the decline in general economic conditions impacting the restaurant industry, management conducted an interim goodwill impairment evaluation during the quarter ended October 5, 2008. Fair values of the reporting units were calculated using discounted future cash flows and market-based comparative values.  Because the carrying values of the reporting units in both the franchise and Foxtail segments exceeded their respective estimated fair values, the Company completed step two of the goodwill test and concluded that the goodwill of both reporting units was fully impaired as of October 5, 2008. Accordingly, the Company recorded a non-cash goodwill impairment charge of $20,202,000 in the quarter ended October 5, 2008.   See Note 8 to the consolidated financial statements included in this Form 10-K.

Deferred Income Taxes and Income Tax Uncertainties

We record income tax liabilities utilizing known obligations and estimates of potential obligations.  A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carry forwards.  We record a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized.  In evaluating the need for a valuation allowance, we must make judgments and estimates on future taxable income, feasible tax planning strategies and existing facts and circumstances.  When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the assets’ recorded amount is adjusted and the income statement is either credited or charged, respectively, in the period during which the determination is made.  We believe that the valuation allowance recorded at December 28, 2008 is adequate for the circumstances.  However, subsequent changes in facts and circumstances that affect our judgments or estimates in determining the proper deferred tax assets or liabilities could materially affect the recorded balances.

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

Insurance Reserves

We are self-insured up to certain limits for costs associated with workers’ compensation claims, general liability claims, property claims and benefits paid under employee health care programs. At December 28, 2008 and December 30, 2007, we had total self-insurance accruals reflected in our consolidated balance sheets of approximately $8,803,000 and $7,952,000, respectively. The measurement of these costs required the consideration of historical loss experience and judgments about the present and expected levels of cost per claim. We account for the workers’ compensation costs primarily through actuarial methods, which develop estimates of the discounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet dates. We account for benefits paid under employee health care programs using historical claims information as the basis for estimating expenses incurred as of the balance sheet dates. We believe the use of these methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. However, the use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved and the length of time until the ultimate cost is known. We believe that our recorded obligations for these expenses are consistently measured on an appropriate basis. Nevertheless, changes in health care costs, accident frequency and severity and other factors, including discount rates, can materially affect estimates for these liabilities.

Results of Operations.  Prior to the Combination on May 3, 2006, the Company and WRG were separate entities under the common control of Castle Harlan, as defined in Emerging Issues Task Force Issue No. 02-5, Definition of “Common Control” in Relation to FASB Statement No. 141. As a result of the Combination, the financial statements of these entities are presented retroactively on a consolidated basis, in a manner similar to a pooling of interest, as of September 21, 2005, the first date on which both companies were under common control, and the financial statements include the results of operations of each company for all periods presented after such date.

Financial Statement Presentation

The accompanying consolidated financial statements include the financial results of the Company for fiscal years 2008 and 2007 and for the Company and WRG on a consolidated basis for 2006.  Intercompany transactions have been eliminated in consolidation.

Our financial reporting is based on thirteen four-week periods ending on the last Sunday in December. In 2006, as is the case every six years, the fourth quarter included an extra week of operations and therefore the year included fifty-three weeks of operations compared to fifty-two weeks of operations in 2008 and 2007.

Seasonality

Sales fluctuate seasonally and the Company’s fiscal quarters do not all have the same time duration.  Specifically, the first quarter has an extra four weeks compared to the other quarters of the fiscal year.  Historically, our average weekly sales are highest in the fourth quarter (approximately October through December), resulting primarily from holiday pie sales at both Perkins and Marie Callender’s restaurants and Thanksgiving feast sales at Marie Callender’s restaurants.  Therefore, the quarterly results are not necessarily indicative of results that may be achieved for the full fiscal year.  Factors influencing relative sales variability, in addition to the holiday impact noted above, include, but are not limited to, the frequency and popularity of advertising and promotions, the relative sales levels of new and closed locations, other holidays and weather.

Overview

Our revenues are derived primarily from restaurant operations, franchise royalties and the sale of bakery products produced by Foxtail. Sales from Foxtail to Company-operated restaurants are eliminated in the accompanying statements of operations. Segment revenues as a percentage of total revenues were as follows:

	Percentage of Total Revenues
	Year Ended	Year Ended	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006

Restaurant operations	86.5%	86.9%	86.2%
Franchise operations	4.1%	4.4%	4.5%
Foxtail	8.5%	7.8%	8.5%
Other	0.9%	0.9%	0.8%
Total revenues	100.0%	100.0%	100.0%

The following table reflects certain data for the year ended December 28, 2008 compared to the preceding two fiscal years. The consolidated information is derived from the accompanying consolidated statements of operations.  Data from the Company’s segments – restaurant operations, franchise operations, Foxtail and other is included for comparison.  The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable revenue amount (food cost as a percentage of food sales; labor and benefits and operating expenses as a percentage of total revenues in the restaurant operations and franchise operations segments and as a percentage of food sales in the Foxtail segment).  The food cost ratio in the consolidated results reflects the elimination of intersegment food cost of $20,088,000, $19,826,000 and $18,682,000 in 2008, 2007 and 2006, respectively.

	Consolidated Results			Restaurant Operations			Franchise Operations
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Food sales	$572,550	576,816	581,424	503,242	510,863	512,104	-	-	-
Franchise and other revenue	29,508	30,896	31,448	-	-	-	24,141	25,982	26,894
Intersegment revenue	(20,088)	(19,826)	(18,682)	-	-	-	-	-	-
Total revenues	581,970	587,886	594,190	503,242	510,863	512,104	24,141	25,982	26,894

Food cost	29.2%	28.5%	28.4%	26.9%	27.1%	27.1%	n/a	n/a	n/a
Labor and benefits	32.4%	32.2%	31.2%	35.5%	35.3%	34.5%	n/a	n/a	n/a
Operating expenses	26.2%	25.4%	25.3%	28.3%	27.6%	27.6%	8.3%	8.5%	7.9%

Segment (loss) profit	$(52,953)	(16,335)	(9,372)	26,806	32,459	34,369	3,603	23,774	24,770

	Foxtail (a)			Other (b)
	2008	2007	2006	2008	2007	2006

Food sales	$69,308	65,953	69,320	-	-	-
Franchise and other revenue	-	-	-	5,367	4,914	4,554
Intersegment revenue	(20,088)	(19,826)	(18,682)	-	-	-
Total revenues	49,220	46,127	50,638	5,367	4,914	4,554

Food cost	65.9%	60.9%	56.9%	n/a	n/a	n/a
Labor and benefits	13.5%	13.1%	12.3%	n/a	n/a	n/a
Operating expenses	11.0%	9.7%	9.4%	n/a	n/a	n/a

Segment (loss) profit	$(4,500)	3,687	8,255	(78,862)	(76,255)	(76,766)
(a)

The percentages for food cost, labor and benefits, and operating expenses, as presented above, represent manufacturing costs at Foxtail.  Foxtail’s selling, general and administrative expenses are included in general and administrative expenses in the Consolidated Statements of Operations and in the Foxtail segment profit or loss presented above.

(b)
Licensing revenue of $5,125,000, $4,564,000 and $4,107,000 for fiscal 2008, 2007 and 2006, respectively, is included in the other segment revenues. The other segment loss includes corporate general and administrative expenses, interest expense and other non-operational expenses. For details of the other segment loss, see Note 17, “Segment Reporting” in the Notes to Consolidated Financial Statements.

Year Ended December 28, 2008 Compared to the Year Ended December 30, 2007

Segment Overview

Restaurant Operations Segment

The operating results of the restaurant segment are impacted mainly by the following factors: general economic conditions, competition, our comparable store sales, which are driven by our comparable customer counts and our guest check average, restaurant openings and closings, commodity prices, energy prices, our ability to manage operating expenses, such as food cost, labor and benefits, weather and governmental legislation.

Perkins comparable restaurant sales decreased by 2.8% and Marie Callender’s comparable restaurant sales decreased by 6.5% in 2008 as compared to 2007. The decrease in comparable sales resulted primarily from a decrease in comparable guest counts due to macro-economic conditions. Total restaurant segment revenues decreased approximately $7,621,000 in 2008, also due primarily to the decrease in comparable guest counts resulting from macro economic conditions.  During 2008, the Company opened two Perkins restaurants and closed one Marie Callender’s restaurant.

Restaurant segment income decreased approximately $5,653,000 in 2008 compared to a year ago. The decrease was primarily due to the decrease in comparable restaurant sales, which was partially offset by a decline in restaurant segment food cost.

Franchise Operations Segment

The operating results of the franchise segment are mainly impacted by the same factors as those impacting the Company’s restaurant segment, excluding the operating cost factors since franchise segment income is earned primarily through royalty income.

Franchise revenues decreased approximately $1,841,000 in 2008 compared to a year ago.  During 2008, royalty revenue decreased by $1,468,000 due principally to a decline in comparable customer counts resulting from macro-economic conditions and by $373,000 due to lower franchise fees and renewal fees resulting from a smaller number of new franchises and the non-renewal of some of our existing franchises.

Franchise segment profit decreased by $20,171,000 in 2008 compared to 2007 due primarily to a non-cash goodwill impairment charge of $18,538,000.  Excluding the impairment charge, franchise segment profit decreased by $1,633,000 due primarily to the decrease in royalty revenue.  See Note 8 to our consolidated financial statements contained herein.

During 2008, franchisees opened two Perkins restaurants, closed eight Perkins restaurants, opened one Marie Callender’s restaurant and closed three Marie Callender’s restaurants.

Foxtail Segment

The operating results of Foxtail are impacted mainly by the following factors:  orders from our external customer base, general economic conditions, labor and employee benefit expenses, production efficiency, commodity prices, energy prices, Perkins and Marie Callender’s restaurant openings and closings, governmental legislation and food safety requirements.

Foxtail’s revenues, net of intercompany sales, increased approximately $3,093,000 compared to the prior year. The increase was primarily due to increases in selling prices over all major product lines partially offset by decreases in sales volume resulting primarily from macro-economic conditions.  The segment loss of approximately $4,500,000 in 2008 represented a decline of approximately $8,187,000 as compared to the segment income of $3,687,000 in the prior year.  The decline was primarily due to increased raw materials costs, primarily the result of increases in commodity prices, a non-cash goodwill impairment charge of $1,664,000 in the third quarter of 2008, a decrease in contribution margin attributable to an approximate 5.5% decrease in sales volume, in addition to increases of approximately $1,250,000 in outside services and $800,000 in marketing programs and allowances.

Revenues

Consolidated total revenues decreased approximately $5,916,000 in 2008 compared to 2007.  The decrease was due primarily to a $7,621,000 decrease in sales in the restaurant segment and a decrease in revenues of $1,841,000 in the franchise segment, partially offset by increases in sales of $3,093,000 in the Foxtail segment and licensing and other revenues of $453,000 in the other segment.  Total revenues of approximately $581,970,000 in 2008 were 1.0% lower than total revenues of approximately $587,886,000 in 2007.

Restaurant segment sales of $503,242,000 and $510,863,000 in 2008 and 2007, respectively, accounted for 86.5% and 86.9% of total revenues, respectively. Total restaurant segment sales decreased as a percentage of total revenues due an overall 4.4% decrease in comparable sales at Company-operated Perkins and Marie Callender’s restaurants and the increase in Foxtail segment sales.

Franchise segment revenues of $24,141,000 and $25,982,000 in 2008 and 2007, respectively, accounted for 4.1% and 4.4% of total revenues, respectively. During 2008, royalty revenue decreased $1,468,000 due principally to a decline in comparable customer counts and by $373,000 due to lower franchise fees and renewal fees.

Foxtail revenues of $49,220,000 and $46,127,000 in 2008 and 2007, respectively, accounted for 8.5% and 7.8% of total revenues respectively. The increase of $3,093,000 was primarily due to increases in selling prices over all major product lines, partially offset by decreases in sales volume.

Costs and Expenses

Food Cost

Consolidated food cost was 29.2% and 28.5% of food sales in 2008 and 2007, respectively. Restaurant segment food cost was 26.9% and 27.1% of food sales in 2008 and 2007, respectively, while food cost in the Foxtail segment was 65.9% and 60.9% of food sales in 2008 and 2007, respectively. This increase of 5.0% in the Foxtail segment is primarily due to higher commodity costs, particularly dairy and flour prices.

Labor and Benefits Expenses

Consolidated labor and benefits expenses were 32.4% and 32.2% of total revenues in 2008 and 2007, respectively. The labor and benefits ratio increased by 0.2% in the restaurant segment, while the Foxtail segment labor and benefits expense increased from 13.1% in 2007 to 13.5% in 2008. The increase in labor and benefits as a percentage of revenues in the restaurant segment is primarily due to higher restaurant manager compensation.  The increase of 0.4% in the Foxtail segment is due primarily to an increase in contract production labor as well as higher administrative and maintenance compensation.

Operating Expenses

Total operating expenses of $152,260,000 in 2008 increased by $2,823,000 as compared to 2007. The most significant components of operating expenses were rent, utilities, advertising, restaurant supplies, repair and maintenance and property taxes. Total operating expenses, as a percentage of total sales, were 26.2% and 25.4% in 2008 and 2007, respectively. Approximately 93.7% and 94.2% of total operating expenses in 2008 and 2007, respectively, were incurred in the restaurant segment, and restaurant segment operating expenses, as a percentage of restaurant sales, were 28.3% and 27.6% in 2008 and 2007, respectively.  The 0.7% increase in operating expenses as a percentage of revenues in the restaurant segment resulted primarily from the decline in revenues and increases in utilities costs and marketing expenses, which were partially offset by a decrease in pre-opening expenses for new stores. Operating expenses in the Foxtail segment, as a percentage of segment food sales, increased 1.3% or $1,232,000 due primarily to higher custodial services.

General and Administrative Expenses

The most significant components of general and administrative (“G&A”) expenses were corporate labor and benefits, occupancy costs and outside services. Consolidated G&A expenses represented 8.2% and 7.6% of sales in 2008 and 2007, respectively. The increase is primarily due to consulting costs of approximately $1,700,000 (or 0.3%) to design and implement improved operating and accounting systems at Foxtail and higher marketing costs at Foxtail.

Transaction Costs

The Company has classified certain expenses incurred in fiscal 2007 and 2006 as transaction costs on the consolidated statements of operations.  Transaction costs include expenses directly attributable to the Acquisition in September 2005 and the Combination and certain non-recurring expenses incurred as a result of the Acquisition and the Combination.  There were no transaction costs for 2008. Transaction costs were $1,013,000 for 2007. The direct expenses consisted of administrative, consultative and legal expenses.

Depreciation and Amortization

Depreciation and amortization expense was $24,699,000 and $24,822,000 in 2008 and 2007, respectively.

Interest, net

Interest, net was $36,689,000 or 6.3% of revenues in 2008 compared to $31,180,000 or 5.3% of revenues in 2007. This increase was primarily due to an increase in the average effective interest rate to 11.6% from 9.2% and an approximate $13,700,000 increase in the average debt outstanding during 2008 as compared to 2007.

Asset Impairments and Closed Store Expenses

Asset impairments and closed store expenses consist primarily of the write-down to fair value for impaired stores and adjustments to the reserve for closed stores. During 2008 and 2007, we recorded expenses of $1,797,000 and $2,463,000, respectively for asset impairment and store closures.

Goodwill Impairment

At December 30, 2007, the Company had $30,038,000 of goodwill, of which $9,836,000 was attributable to restaurant operations, $18,538,000 was attributable to franchise operations and $1,664,000 was attributable to the Foxtail segment. The goodwill originated from the Acquisition of the Company in September 2005. Due to the decrease in the Company’s operating results during 2008 compared to 2007 and the decline in general economic conditions impacting the restaurant industry, management conducted an interim goodwill impairment evaluation during the quarter ended October 5, 2008. Fair values of the reporting units were calculated using discounted future cash flows and market-based comparative values.  Because the carrying values of the reporting units for both the franchise and Foxtail reporting units exceeded their respective estimated fair values, the Company completed step two of the goodwill test and concluded that the goodwill of those reporting units was impaired as of October 5, 2008. Accordingly, in the quarter ended October 5, 2008, the Company recorded a non-cash goodwill impairment charge of $20,202,000, of which $18,538,000 was charged to the franchise segment and $1,664,000 was charged to the Foxtail segment.   No impairment charge was required for the goodwill associated with the restaurant reporting unit or the Company’s non-amortizing intangibles.  As of December 28, 2008, we conducted our annual impairment test of goodwill and nonamortizing intangible assets and determined that no impairment charge was required.

Loss on Extinguishment of Debt

In connection with the September 2008 refinancing transaction (see “Capital Resources and Liquidity” below), we terminated our pre-existing credit agreement and consequently incurred a $2,952,000 loss due to the write-off of deferred financing costs related to that agreement.

Taxes

The effective federal and state income tax rates were 3.2% and -10.5% in 2008 and 2007, respectively. Our rates differ from the statutory rate primarily due to a valuation allowance against deferred tax deductions, losses and credits.  The effective income tax rate for 2008 reflects current and deferred tax benefit of losses and credits and the net benefit and interest on settled and expired uncertain tax positions.  The write-down of goodwill is not a tax-deductible item and reduced the Company’s effective income tax rate by -12.6%.

The Company is open to federal and state tax audits until the applicable statute of limitations expire. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2005. For the majority of states where the Company has a significant presence, it is no longer subject to tax examination by tax authorities for tax years before 2005.

Year Ended December 30, 2007 Compared to the Year Ended December 31, 2006

Segment Overview

Restaurant Operations Segment

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

Franchise Operations Segment

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

Foxtail Segment

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

Labor and Benefits Expenses

Consolidated labor and benefits expenses were 32.2% and 31.2% of total revenues in 2007 and 2006, respectively. The labor and benefits ratio increased by 0.8 % in the restaurant segment, while the Foxtail segment labor and benefits expense increased from 12.3% in 2006 to 13.1% in 2007. The increase in the restaurant segment is primarily due to a 1.4% and 1.9% increase in the average wage rate at Perkins restaurants and Marie Callender’s restaurants, respectively. Federal and state minimum wage rate laws impact the wage rates of our hourly employees. The increase in the Foxtail segment is due primarily to an increase in the average wage rate in the Cincinnati plants due to competitive pressures in the marketplace, as well as lower labor productivity resulting from reduced sales.

Operating Expenses

Total operating expenses of $149,437,000 in 2007 decreased by $665,000 as compared to 2006. The most significant components of operating expenses were rent, utilities, advertising, restaurant supplies, repair and maintenance and property taxes. Total operating expenses, as a percentage of total sales, were 25.4% and 25.3% in 2007 and 2006, respectively. Approximately 94.2% of total operating expenses in both 2007 and 2006 were incurred in the restaurant segment and restaurant segment operating expenses, as a percentage of restaurant sales, were 27.6% in both 2007 and 2006. Operating expenses in the Foxtail segment, as a percentage of segment food sales, increased 0.3 % due primarily to customer rebate programs and increased utilities expense.

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

Taxes

The effective federal and state income tax rates were -10.5% and -1.7% in 2007 and 2006, respectively. Our effective rate differs from the statutory rate primarily due to a valuation allowance for deductible temporary differences and net operating losses and credits generated during 2007. For the year ended 2007, the Company included, as a component of income taxes, $210,000 and $166,000 of current federal and state tax, respectively, and $248,000 of deferred federal taxes not offset by current losses, future deductible temporary differences or net operating loss and $570,000 and $288,000 of tax and interest expense, respectively, related to uncertain income tax positions. For the year 2006, the Company included, as a component of income taxes, $98,000 and $57,000 of federal and state tax on current income not offset by current losses, future deductible temporary differences, net operating loss or credits.

CAPITAL RESOURCES AND LIQUIDITY

Pre-existing Credit Agreement

In May 2006, the Company entered into an amended and restated credit agreement with Wachovia Bank, National Association, as administrative agent, swingline lender and issuing lender. Pursuant to the credit agreement, the lenders made available the following: (1) a five-year revolving credit facility of up to $40,000,000, including a sub-facility for letters of credit in an amount not to exceed $25,000,000 and a sub-facility for swingline loans in an amount not to exceed $5,000,000 (the “Revolver”); and (2) a seven-year term loan credit facility not to exceed $100,000,000 (the “Term Loan”). The interest rate on credit agreement borrowings was 9.00% on December 30, 2007.

In connection with the entering into of the credit agreement, the Company capitalized certain financing costs. As of December 30, 2007, the deferred financing costs of $3,762,000 for the Credit Agreement were being amortized over the term of the agreement using the effective interest method.

Refinancing Transaction

On September 24, 2008, the Company issued $132,000,000 of 14% senior secured notes (the “Secured Notes”) and entered into a new $26,000,000 revolving credit facility (the “New Revolver”) in connection with the refinancing of its then existing $100,000,000 term loan and $40,000,000 revolver.  The pre-existing credit agreement terminated upon the consummation of the refinancing.  In connection with this transaction, we recognized a loss of $2,952,000, representing the write-off of previously deferred financing costs related to the terminated credit agreement.

The Company’s ability to service its indebtedness requires a significant amount of cash. Its ability to generate this cash will depend largely on future operations (including future sales, expansion plans, cost reduction plans, competitive factors and economic conditions, among others). Subject to these plans and conditions, we expect to be able to meet our liquidity requirements for the next twelve months through cash provided by operations and through borrowings available under our New Revolver.  Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs.

Secured Notes

The Secured Notes will mature on May 31, 2013, and interest is payable semi-annually on May 31 and November 30 of each year, commencing on May 31, 2009.  The Secured Notes were issued at a discount of $7,537,200, which will be accreted using the interest method over their term.

The Secured Notes are fully and unconditionally guaranteed (the "Secured Notes Guarantees") on a senior secured basis by the Company's parent, Perkins & Marie Callender's Holding Inc., and each of the Company's existing and future domestic fully-owned subsidiaries (the “Secured Notes Guarantors”).  The Secured Notes and the Secured Notes Guarantees are the Company’s and the Secured Notes Guarantors’ senior secured obligations and rank equal in right of payment to all of the Company’s and the Secured Notes Guarantor’s existing and future senior indebtedness.  The Secured Notes and the Secured Notes Guarantees are secured by a lien on substantially all of the Company's and the Secured Notes Guarantors’ existing and future assets, subject to certain exceptions.  Pursuant to the terms of an intercreditor agreement, the foregoing liens are contractually subordinated to the liens that secure the New Revolver.

Prior to May 31, 2011, the Company may redeem up to 35% of the aggregate principal amount of the Secured Notes with the net cash proceeds of certain equity offerings at a premium specified in the indenture pertaining to the Secured Notes (the “Secured Notes Indenture”).  Prior to May 31, 2011, the Company also may redeem all or part of the Secured Notes at a “make whole” premium specified in the Secured Notes Indenture.  On or after May 31, 2011, the Company may redeem the Secured Notes at a 7% premium that decreases to a 0% premium on May 31, 2012.  If the Company experiences a change of control, the holders have the right to require the Company to repurchase its Secured Notes at 101% of the principal amount.  If the Company sells assets and does not use the net proceeds for specified purposes, it may be required to use the net proceeds to offer to repurchase the Secured Notes at 100% of the Notes’ principal amount.  Any redemption or repurchase also requires the payment of any accrued and unpaid interest through the redemption or repurchase date.

10% Senior Notes

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

Prior to October 1, 2009, the Company may redeem all or part of the 10% Senior Notes at a “make whole” premium specified in the indenture pertaining to the 10% Senior Notes (the "10% Senior Note Indenture").  On or after October 1, 2009, the Company may redeem the 10% Senior Notes at a 5% premium that steps down to a 2.5% premium on October 1, 2010 and a 0% premium on October 1, 2011 and thereafter.  If the Company experiences a change of control, the holders have the right to require the Company to repurchase its 10% Senior Notes at 101% of the principal amount.  If the Company sells assets and does not use the net proceeds for specified purposes, it may be required to use the net proceeds to offer to repurchase the 10% Senior Notes and certain other existing pari-passu indebtedness of the Company at 100% of the principal amount thereof.  Any redemption or repurchase also requires the payment of any accrued and unpaid interest through the redemption or repurchase date.

The Secured Notes Indenture and the 10% Senior Indenture contain various customary events of default, including, without limitation:  (i) nonpayment of principal or interest; (ii) cross-defaults with certain other indebtedness; (iii) certain bankruptcy related events; (iv) invalidity of guarantees; (v) monetary judgment defaults; and (vi) certain change of control events.  In addition, any impairment of the security interest in the Secured Notes collateral shall constitute an event of default under the Secured Notes Indenture.

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

Amounts outstanding under the New Revolver will bear interest, at the Company’s option, at a rate per annum equal to either:  (i) the base rate, as defined in the New Revolver, plus an applicable margin, or (ii) a LIBOR-based equivalent, plus an applicable margin.  For the foreseeable future, margins are expected to be 325 basis points for base rate loans and 425 basis points for LIBOR loans.  The average interest rates on aggregate borrowings under the New Revolver were 8.25% on December 28, 2008 and 9.0% under the pre-existing credit agreement on December 30, 2007.  As of December 28, 2008, the New Revolver permitted additional borrowings of approximately $11,596,000 (after giving effect to $3,184,000 in borrowings and $11,220,000 in letters of credit outstanding).  The letters of credit are primarily utilized in conjunction with our workers’ compensation programs.

The Company is required to make mandatory prepayments under the New Revolver with, subject to certain exceptions (as defined in the New Revolver): (i) the net cash proceeds from certain asset sales or dispositions; (ii) the net cash proceeds of any debt issued by the Company or its subsidiaries; (iii) 50% of the net cash proceeds of any equity issuance by the Company, its parent or its subsidiaries; and (iv) the extraordinary receipts received by the Company or its subsidiaries, consisting of proceeds of judgments or settlements, certain indemnity payments and purchase price adjustments received in connection with any purchase agreement.  Any of the foregoing mandatory prepayments will result in a corresponding permanent reduction in the maximum New Revolver amount.

The New Revolver contains various affirmative and negative covenants, including, but not limited to a financial covenant to maintain at least $30,000,000 of trailing 13-period EBITDA, as defined in the New Revolver, and a covenant that limits the Company’s capital expenditures.

Our debt agreements place restrictions on the Company’s ability and the ability of its subsidiaries to (i) incur additional indebtedness or issue certain preferred stock; (ii) repay certain indebtedness prior to stated maturities; (iii) pay dividends or make other distributions on, redeem or repurchase capital stock or subordinated indebtedness; (iv) make certain investments or other restricted payments; (v) enter into transactions with affiliates; (vi) issue stock of subsidiaries; (vii) transfer, sell or consummate a merger or consolidation of all, or substantially all, of the Company's assets; (viii) change its line of business; (ix) incur dividend or other payment restrictions with regard to restricted subsidiaries; (x) create or incur liens on assets to secure debt; (xi) dispose of assets; (xii) restrict distributions from subsidiaries; (xiii) make certain acquisitions; (xiv) make capital expenditures; or (xv) amend the terms of the Company's outstanding notes.  As of December 28, 2008, we were in compliance with the financial covenants contained in our debt agreements.

Working Capital and Cash Flows

At December 28, 2008, we had a negative working capital balance of $19,600,000 million. Like many other restaurant companies, the Company is able to, and does more often than not, operate with negative working capital. We are able to operate with a substantial working capital deficit because (1) restaurant revenues are received primarily on a cash or near-cash basis with a low level of accounts receivable, (2) rapid turnover results in a limited investment in inventories and (3) accounts payable for food and beverages usually become due after the receipt of cash from the related sales.

We have experienced a decline in same store sales and an increase in net losses in recent quarterly periods.  The recent turmoil in the economy has adversely affected our guest counts and, in turn, our net loss and cash generated by operations.  The Company expects to incur a net loss in 2009.  In order to improve the cash flows in our business, we have introduced a new breakfast program at our Marie Callender’s restaurants, implemented price increases, improved systems to more effectively manage our food and labor costs, upgraded our management staff and certain equipment in our Foxtail division to drive higher operating efficiencies, reduced overall planned capital expenditures for 2009, and eliminated several salaried positions.  Management expects these initiatives together with the Company’s cash provided by operations and borrowing capacity to provide sufficient liquidity for at least the next twelve months.  However, there can be no assurance as to whether these or other actions will enable us to generate sufficient cash flow to fund our operations and service our debt.

The following table sets forth summary cash flow data for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 (in thousands):

	Year Ended	Year Ended	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Cash flows (used in) provided by operating activities	$(9,489)	15,479	15,233
Cash flows used in investing activities	(17,649)	(31,526)	(18,013)
Cash flows provided by financing activities	12,719	26,010	7,861

Operating activities

Cash flows used in operating activities decreased by $24,968,000 for 2008 compared to 2007. Cash provided by operating activities increased by $246,000 for 2007 compared to 2006. The decrease in 2008 from 2007 was primarily due to lower cash earnings and a $10,193,000 increase in operating assets and liabilities.  The increase in 2007 from 2006 was primarily due to synergies realized from the Combination partially offset by changes in operating assets and liabilities.

Investing activities

Cash flows used in investing activities were $17,649,000, $31,526,000 and $18,013,000 for 2008, 2007 and 2006, respectively. Substantially all cash flows used in investing activities were used for capital expenditures.

Capital expenditures consisted primarily of restaurant improvements, manufacturing plant improvements, restaurant remodels, and equipment packages for new restaurants. The following table summarizes capital expenditures for each of the past three years (in thousands):

	Year Ended	Year Ended	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
New restaurants (including restaurants acquired from franchisees)	$2,302	15,255	2,980
Restaurant improvements	6,650	8,675	7,815
Restaurant remodeling and reimaging	3,165	4,920	6,963
Manufacturing plant improvements	4,710	1,476	563
Other	1,509	1,221	1,241
Total capital expenditures	$18,336	31,547	19,562

Our capital expenditure forecast for 2009 is approximately $11,000,000 and does not include plans to open any new Company-operated Perkins or Marie Callender’s restaurants. The sources of funding for capital expenditures are expected to be cash provided by operations and borrowings under our New Revolver.

Financing activities

Cash flows provided by financing activities were $12,719,000, $26,010,000 and $7,861,000 for 2008, 2007 and 2006, respectively.  In September 2008, the Company refinanced its pre-existing bank debt utilizing proceeds of $124,463,000 from the Secured Notes, $4,804,000 from the New Revolver and a $12,500,000 capital contribution from its sole shareholder to repay $127,500,000 of Term Loan and revolver debt under the terminated credit agreement.  The remaining proceeds were used to pay fees and interest related to the pre-existing debt and debt financing costs.  During 2007, the primary cash flows included $20,000,000 of net receipts from our pre-existing credit agreement and $6,107,000 received from various landlords as reimbursements for building expenditures and leasehold improvements at new store locations.  The decrease in net borrowings in 2008 results from the high cash balances in place at the beginning of 2008 and the decrease in 2008 capital expenditures.  During 2006, the primary cash flows included $99,500,000 of debt proceeds, $2,720,000 of debt issuance costs, $112,467,000 of payments on our long-term debt and a $12,545,000 capital contribution from our parent company.

Impact of Inflation.  We do not believe that our operations are affected by inflation to a greater extent than others within the restaurant industry. Certain significant items that are historically subject to price fluctuations are beef, pork, poultry, dairy products, wheat products, corn products and coffee.  In most cases, we historically have been able to pass through a substantial portion of the increased commodity costs by adjusting menu pricing.

Cash Contractual Obligations and Off-Balance Sheet Arrangements.

Cash Contractual Obligations

The following table represents our contractual commitments associated with our debt and other obligations as of December 28, 2008 (in thousands):

	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Thereafter	Total
Contractual Obligations (1)
10% Senior Notes	$—	—	—	—	190,000	—	190,000
Secured Notes	—	—	—	—	132,000	—	132,000
New Revolver	—	—	—	—	3,184	—	3,184
Capital lease obligations	1,980	1,984	1,822	1,805	1,820	39,270	48,681
Operating leases	36,709	34,799	31,365	28,564	25,841	239,322	396,600
Interest on indebtedness (2)	41,459	38,016	38,016	38,016	23,579	—	179,086
Purchase commitments (3)	68,092	5,409	—	—	—	—	73,501
Management fee (4)	—	—	—	—	22,421	—	22,421
Total contractual obligations	$148,240	80,208	71,203	68,385	398,845	278,592	1,045,473
____________

(1)
In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits with respect to which, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities. (See Note 11 to our Consolidated Financial Statements.)

(2)
Represents interest expense using the interest rate of 10.0% on the $190,000,000 of 10% Senior Notes, 14.0% on the $132,000,000 of Secured Notes and 8.25% on the outstanding balance of $3,184,000 under the New Revolver at December 28, 2008. Interest obligations exclude interest on capital lease obligations and fees on any letters of credit that may be issued under our new credit agreement.

(3)	Primarily represents commitments to purchase food products for the restaurant and manufacturing segments.

(4)
The Company is obligated for management fees due to CHI; however, as long as the Company’s current debt agreements are in place, the Company is limited as to the amount that can be paid each year.  As of December 28, 2008, $6,614,000 of past due management fees were accrued in other liabilities and fees will continue to accrue quarterly at an annual rate of 3% of equity contributed by CHI and affiliates.

As of December 28, 2008, there were borrowings of $3,184,000 and approximately $11,220,000 of letters of credit outstanding under the New Revolver. These letters of credit are primarily utilized in conjunction with our workers’ compensation program. Total future lease payments under capital leases at December 28, 2008 are $48,681,000, of which approximately $34,599,000 represents interest.

Additionally, the Company has arrangements with several different parties to whom territorial rights were granted in exchange for specified payments. The Company makes specified payments to those parties based on a percentage of gross sales from certain Perkins restaurants and for new Perkins restaurants opened within those geographic regions. During the year ended December 28, 2008, we paid an aggregate of approximately $2,718,000 under such arrangements. Three such agreements are currently in effect. Of these, one expires in the year 2075, one expires upon the death of the beneficiary, and the remaining agreement remains in effect as long as we operate Perkins restaurants in certain states.

Off-Balance Sheet Arrangements

As of December 28, 2008, the Company had no off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

The following are recent accounting standards adopted or issued that could have an impact on our Company:

Intangible Assets

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP No. 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements require prospective application to all intangible assets recognized as of, and subsequent to, the effective date.  FSP No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company will adopt these provisions in the first quarter of fiscal 2009.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”).  SFAS No. 141(R) establishes principles and requirements for how an acquiring entity in a business combination recognizes and measures the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and sets the disclosure requirements regarding the information needed to evaluate and understand the nature and financial effect of the business combination. This statement will be effective prospectively for business combinations closing on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company will adopt SFAS No. 141(R) beginning in the first quarter of fiscal 2009 and will change its accounting treatment for business combinations on a prospective basis.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”).  This statement clarifies that a noncontrolling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and noncontrolling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the noncontrolling interest. This statement will be effective prospectively for fiscal years beginning after December 15, 2008, with presentation and disclosure requirements applied retrospectively to comparative financial statements. The Company will present noncontrolling interests (currently shown as minority interest) as a component of equity on the consolidated balance sheets and minority interest expense will no longer be separately reported as a reduction to net income on the consolidated income statements. The Company does not anticipate the adoption of SFAS No. 160 will have a material impact on its consolidated financial statements.

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which provides a single definition of fair value, together with a framework for measuring it and requires additional disclosures about the use of fair value to measure assets and liabilities. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

In February 2008, the FASB released FSP No. 157-2, “Effective Date of FASB Statement No. 157,” (“FSP No. 157-2”) which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. In accordance with FSP No. 157-2, we adopted SFAS No. 157 at the beginning of fiscal 2008 only with respect to financial assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations or cash flows.  Our financial instruments, which are reported at fair value, consist of long-term investments in marketable securities that are held in trust for payment of non-qualified deferred compensation.  Fair value for these investments is based on readily available market prices.

In October 2008, the FASB released FSP No. FAS 157-3 (“FSP No. 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of FASB No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before December 30, 2008. The implementation of FSP No. 157-3 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions, as long as it is applied to the instrument in its entirety. The statement establishes presentation and disclosure requirements to help financial statement users understand the effect of an entity’s election on its earnings, but does not eliminate the disclosure requirements of other accounting standards.  SFAS No. 159 was effective for fiscal years beginning after November 15, 2007.  The Company elected not to apply the fair value option to any of its financial assets or financial liabilities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to changes in interest rates, foreign currency exchange rates and certain commodity prices.

Interest Rate Risk

Our primary market risk is interest rate exposure with respect to our floating rate debt. As of December 28, 2008, our New Revolver permitted borrowings of up to approximately $11,596,000 (after giving effect to $3,184,000 in borrowings and $11,220,000 in letters of credit outstanding). Borrowings under the New Revolver are subject to variable interest rates. For the twelve months ended December 28, 2008, a 100 basis point change in interest rates (assuming $26,000,000 was outstanding under the New Revolver) would have impacted us by approximately $260,000.  In the future, we may decide to employ a hedging strategy through derivative financial instruments to reduce the impact of adverse changes in interest rates. We do not plan to hold or issue derivative instruments for trading purposes.

Foreign Currency Exchange Rate Risk

We conduct foreign operations in Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated and other comprehensive income (loss). As of December 28, 2008, we do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates to be material.

Commodity Price Risk

Many of the food products and other operating essentials purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, changes in global demand, production problems, delivery difficulties and other factors that are beyond our control. Our supplies and raw materials are available from several sources, and we are not dependent upon any single source for these items. If any existing suppliers fail or are unable to deliver in quantities required by us, we believe that there are sufficient other quality suppliers in the marketplace such that our sources of supply can be replaced as necessary. At times, we enter into purchase contracts of one year or less or purchase bulk quantities for future use of certain items in order to control commodity-pricing risks. Certain significant items that are historically subject to price fluctuations are beef, pork, poultry, dairy products, wheat products, corn products and coffee.  In most cases, we historically have been able to pass through a substantial portion of the increased commodity costs through periodic menu price adjustments.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Perkins & Marie Callender’s Inc.:

We have audited the accompanying consolidated balance sheets of Perkins & Marie Callender’s Inc. and subsidiaries (the “Company”) as of December 28, 2008 and December 30, 2007, and the related consolidated statements of operations, stockholder’s investment, and cash flows for each of the three years in the period ended December 28, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Perkins & Marie Callender’s Inc. and subsidiaries as of December 28, 2008 and December 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes to conform to Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, on January 1, 2007.

/s/Deloitte & Touche LLP

Memphis, Tennessee
March 30, 2009

PERKINS & MARIE CALLENDER’S INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands)

	Year Ended	Year Ended	Year Ended
	December 28,	December 30,	December 31,
	2008	2007	2006
REVENUES:
Food sales	$552,462	556,990	562,742
Franchise and other revenue	29,508	30,896	31,448
Total revenues	581,970	587,886	594,190
COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	161,103	158,708	159,751
Labor and benefits	188,431	189,307	185,405
Operating expenses	152,260	149,437	150,102
General and administrative	47,829	44,874	48,188
Transaction costs	-	1,013	5,674
Depreciation and amortization	24,699	24,822	25,641
Interest, net	36,689	31,180	36,197
Asset impairments and closed store expenses	1,797	2,463	3,089
Goodwill impairment	20,202	-	-
Loss (gain) on extinguishments of debt	2,952	-	(12,642)
Other, net	446	228	1,509
Total costs and expenses	636,408	602,032	602,914
Loss before income taxes and
minority interests	(54,438)	(14,146)	(8,724)
Benefit from (provision for) income taxes	1,769	(1,482)	(155)
Minority interest expense	(284)	(707)	(493)
NET LOSS	$(52,953)	(16,335)	(9,372)

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 28,	December 30,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,613	19,032
Restricted cash	10,140	10,098
Receivables, less allowances for doubtful accounts of $954 and $1,542 in 2008 and 2007, respectively	21,386	17,221
Inventories	12,300	13,239
Prepaid expenses and other current assets	2,996	5,732
Total current assets	51,435	65,322

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $125,951 and $109,441 in 2008 and 2007, respectively	93,500	99,311
INVESTMENT IN UNCONSOLIDATED PARTNERSHIP	48	53
GOODWILL	9,836	30,038
INTANGIBLE ASSETS, net of accumulated amortization of $19,963 and $17,494 in 2008 and 2007, respectively	150,847	153,316
DEFERRED INCOME TAXES	-	242
OTHER ASSETS	17,842	14,660
TOTAL ASSETS	$323,508	362,942

LIABILITIES AND STOCKHOLDER'S INVESTMENT

CURRENT LIABILITIES:
Accounts payable	$18,295	25,559
Accrued expenses	47,040	52,621
Franchise advertising contributions	5,316	5,940
Current maturities of long-term debt and capital lease obligations	382	9,464
Total current liabilities	71,033	93,584

LONG-TERM DEBT, less current maturities	316,534	298,009
CAPITAL LEASE OBLIGATIONS, less current maturities	13,715	11,987
DEFERRED RENT	15,343	13,467
OTHER LIABILITIES	17,741	15,520

MINORITY INTERESTS IN CONSOLIDATED PARTNERSHIPS	215	333

STOCKHOLDER'S INVESTMENT:
Common stock, $.01 par value; 100,000 shares authorized;
10,820 issued and outstanding	1	1
Additional paid-in capital	149,851	137,923
Accumulated other comprehensive income	(4)	86
Accumulated deficit	(260,921)	(207,968)
Total stockholder's investment	(111,073)	(69,958)
TOTAL LIABILITIES AND STOCKHOLDER'S INVESTMENT	$323,508	362,942

 The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Year Ended	Year Ended	Year Ended
	December 28,	December 30,	December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,953)	(16,335)	(9,372)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	24,699	24,822	25,641
Asset impairments	1,797	2,463	2,723
Goodwill impairment	20,202	-	-
Amortization of debt discount	647	324	321
Loss (gain) on extinguishment of debt	2,952	-	(12,642)
Minority interests expense	284	707	493
Equity in net loss of unconsolidated partnership	5	82	73
Other non-cash income and expense items	(12)	333	6,690
Net changes in operating assets and liabilities	(7,110)	3,083	1,306
Total adjustments	43,464	31,814	24,605
Net cash (used in) provided by operating activities	(9,489)	15,479	15,233

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18,336)	(31,547)	(19,562)
Proceeds from sale of assets	687	21	1,549
Net cash used in investing activities	(17,649)	(31,526)	(18,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from terminated revolver	53,000	75,100	12,900
Repayment of terminated revolver	(73,000)	(55,100)	(12,900)
Proceeds from New Revolver	31,848	-	-
Repayment of New Revolver	(28,664)	-	-
Proceeds from Secured Notes, net of $7,537 discount	124,463	-	-
Proceeds from (repayment of) Term Loan	(98,750)	(750)	99,500
Repayment of capital lease obligations	(413)	(702)	(895)
Proceeds from (repayment of) other debt	(18)	82	(100,026)
Debt financing costs	(9,559)	-	(2,720)
Lessor financing of new restaurants	2,286	6,107	-
Distributions to minority partners	(402)	(519)	(543)
Capital contributions	12,500	1,792	12,545
Repurchase of equity ownership units in P&MC's Holding LLC	(572)	-	-
Net cash provided by financing activities	12,719	26,010	7,861

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,419)	9,963	5,081

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	19,032	9,069	3,988
Balance, end of period	$4,613	19,032	9,069

 The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S INVESTMENT
 (In thousands)

				Accumulated
		Additional	Notes	Other
	Common	Paid-in	Secured	Comprehensive	Accumulated
	Stock	Capital	by Stock	Income	Deficit	Total

Balances at December 25, 2005	$1	123,907	(1,308)	14	(182,444)	(59,830)

Capital contribution	-	12,545		-	-	12,545

Net loss	-	-		-	(9,372)	(9,372)
Currency translation adjustment	-	-		(1)	-	(1)
Total comprehensive loss						(9,373)
Note forgiveness	-	(321)	1,308	-	-	987
Balances at December 31, 2006	1	136,131	-	13	(191,816)	(55,671)

Cumulative adjustment upon
adoption of FIN48	-	-	-	-	183	183

Capital contribution	-	1,792	-	-	-	1,792

Net loss	-	-	-	-	(16,335)	(16,335)
Currency translation adjustment	-	-	-	73	-	73
Total comprehensive loss						(16,262)
Balances at December 30, 2007	1	137,923	-	86	(207,968)	(69,958)

Capital contributions	-	12,500	-	-	-	12,500

Distribution of equity ownership
units in P&MC's Holding LLC	-	(572)	-	-	-	(572)

Net loss	-	-	-	-	(52,953)	(52,953)
Currency translation adjustment	-	-	-	(90)	-	(90)
Total comprehensive loss						(53,043)
Balances at December 28, 2008	$1	149,851	-	(4)	(260,921)	(111,073)

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION:

Organization —

Perkins & Marie Callender’s Inc., together with its consolidated subsidiaries (collectively, the “Company”, “we” or “us”), is a wholly-owned subsidiary of Perkins & Marie Callender’s Holding Inc. Perkins & Marie Callender’s Holding Inc. is a wholly-owned subsidiary of P&MC’s Holding Corp., which is a wholly-owned subsidiary of P&MC’s Holding LLC, which is principally owned by affiliates of Castle Harlan, Inc.  The Company is the sole equity holder of Wilshire Restaurant Group, LLC.

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

Through our bakery goods manufacturing segment (“Foxtail”), we offer pies, muffin batters, cookie doughs, pancake mixes, and other food products for sale to our Perkins and Marie Callender’s Company-operated and franchised restaurants and to food service distributors.

Wilshire Restaurant Group, LLC (“WRG”) owns 100% of the outstanding common stock of Marie Callender Pie Shops, Inc. (“MCPSI”), a California corporation. MCPSI owns and operates restaurants and has granted franchises under the name Marie Callender’s and Marie Callender’s Grill. MCPSI also owns 100% of the outstanding common stock of M.C. Wholesalers, Inc., a California corporation. M.C. Wholesalers, Inc. operates a commissary that produces bakery goods. MCPSI also owns 100% of the outstanding common stock of FIV Corp., a Delaware corporation that owns and operates one restaurant under the name East Side Mario’s.

Basis of Presentation —

On May 3, 2006, the Company and WRG, under the common control of Castle Harlan, Inc., were combined (the “Combination”).  Pursuant to a stock purchase agreement (the “Stock Purchase Agreement”), the Company purchased all of the outstanding stock of WRG, and the shareholders of WRG received equity interests in P&MC’s Holding LLC in exchange for their WRG stock. From September 21, 2005 (date of common control) through May 3, 2006, both Perkins and WRG were portfolio companies under the common control of Castle Harlan; therefore, the financial statements of both entities are presented retroactively on a consolidated basis, in a manner similar to a pooling of interest, from September 21, 2005, the first date at which both companies were under common control. This transaction is described more fully in Note 4, “Combination of Companies Under Common Control.”

Accounting Reporting Period —

Our financial reporting is based on thirteen four-week periods ending on the last Sunday in December. The first quarter each year includes four four-week periods and, typically, the second, third and fourth quarters include three four-week periods. The first, second, third and fourth quarters of 2008 ended April 20, July 13, October 5, and December 28, respectively.  The first, second, third and fourth quarters of 2007 ended April 22, July 15, October 7, and December 30, respectively. The first, second, third and fourth quarters of 2006 ended April 16, July 9, October 1, and December 31, respectively. In 2006, as is the case every six years, the fourth quarter included two four-week periods and one five-week period.  All material intercompany transactions have been eliminated in consolidation.

(2) OPERATIONS, FINANCIAL POSITION AND LIQUIDITY:

At December 28, 2008, we had a negative working capital balance of $19,598,000 and a total stockholder’s deficit of $111,073,000.  At December 28, 2008, we had $4,613,000 in unrestricted cash and cash equivalents and $11,596,000 of borrowing capacity under our revolving credit facility.

Our principal sources of liquidity include unrestricted cash, available borrowings under our revolving credit facility and cash generated by operations.  We also have from time to time received capital contributions from our parent company, including a $12,500,000 capital contribution received in 2008, and engaged in capital markets transactions.  Our principal uses of liquidity are costs and expenses associated with our restaurant and manufacturing operations, servicing outstanding indebtedness (including interest), and making capital expenditures.

We have experienced a decline in same store sales and an increase in net losses in recent quarterly periods.  The recent turmoil in the economy has adversely affected our guest counts and, in turn, our net loss and cash generated by operations.  The Company expects to incur a net loss in 2009.  In order to improve the cash flows in our business, we have introduced a new breakfast program at our Marie Callender’s restaurants, implemented price increases, improved systems to more effectively manage our food and labor costs, upgraded our management staff and certain equipment in our Foxtail division to drive higher operating efficiencies, reduced overall planned capital expenditures for 2009, and eliminated several salaried positions.  Management expects these initiatives together with the Company’s cash provided by operations and borrowing capacity to provide sufficient liquidity for at least the next twelve months.  However, there can be no assurance as to whether these or other actions will enable us to generate sufficient cash flow to fund our operations and service our debt.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process for reviewing the application of our accounting policies and for evaluating the appropriateness of the estimates that are required to prepare the financial statements of our Company. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.

Revenue Recognition —

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

Advertising —

We recognize advertising expense in the operating expenses of the restaurant segment. Those advertising costs are expenses as incurred.  Advertising expense was approximately $24,016,000, $21,130,000 and $20,267,000 for fiscal years 2008, 2007 and 2006, respectively.

Leases —

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

Transaction Costs —

The Company has classified certain expenses incurred in fiscal 2007 and 2006 as transaction costs on the consolidated statements of operations.  Transaction costs include expenses directly attributable to the Company’s acquisition in September 2005 and the Combination and certain non-recurring expenses incurred as a result of the acquisition and the Combination.  There were no transaction costs for 2008. Transaction costs were $1,013,000 and $5,674,000 for 2007 and 2006, respectively. The direct expenses consisted of administrative, consultative and legal expenses.

Cash Equivalents —

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Perkins Marketing Fund and Gift Card Fund —

The Company maintains a marketing fund (the “Marketing Fund”) to pool the resources of the Company and its franchisees for advertising purposes and to promote the Perkins brand in accordance with the system’s advertising policy.  The Company has classified approximately $6,912,000 and $7,376,000 as of December 28, 2008 and December 30, 2007, respectively, as restricted cash on its consolidated balance sheets.  This amount represents funds contributed specifically for the purpose of advertising. The Company has also recorded liabilities of approximately $978,000 and $937,000 as of December 28, 2008 and December 30, 2007, respectively, for accrued advertising, which is included in accrued expenses on the accompanying consolidated balance sheets, and approximately $5,316,000 and $5,940,000 as of December 28, 2008 and December 30, 2007, respectively, which is included in Franchise advertising contributions on the accompanying consolidated balance sheets and represents franchisee contributions for advertising services not yet provided.

The Company markets gift cards at both its Company-operated and franchised Perkins restaurants.  The Company maintains a separate bank account specifically for cash inflows from gift card sales and cash outflows from gift card redemptions and expenses (the “Gift Card Fund”). The Gift Card Fund is consolidated with PMCI and accordingly, the Company has recorded approximately $3,228,000 and $2,722,000 of net gift card proceeds received from Perkins’ franchisees as restricted cash as of December 28, 2008 and December 30, 2007, respectively, on its consolidated balance sheets. The operating expenses of the Gift Card Fund, which primarily consist of production costs of the cards and bank fees, are not significant.  Through the fiscal year ended December 28, 2008, the Company has not recorded breakage on the gift cards, as it does not yet have sufficient historical redemption data.

Concentration of Credit Risk —

Financial instruments, which potentially expose us to concentrations of credit risk, consist principally of franchisee and Foxtail accounts receivable. We perform ongoing credit evaluations of our franchisees and Foxtail customers and generally require no collateral to secure accounts receivable. The credit review is based on both financial and non-financial factors. Based on this review, we provide for estimated losses for accounts receivable that are not likely to be collected. Although we maintain good relationships with our franchisees, if average sales or the financial health of significant franchises were to deteriorate, we might have to increase our reserves against collection of franchise receivables.

Additional financial instruments that potentially subject us to a concentration of credit risk are cash and cash equivalents. At times, cash balances may be in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses with respect to bank balances in excess of government provided insurance.

Long Lived Assets —

Major renewals and betterments are capitalized; replacements and maintenance and repairs that do not extend the lives of the assets are charged to operations as incurred. Upon disposition, both the asset and the accumulated depreciation amounts are relieved, and the related gain or loss is credited or charged to the statement of operations. Depreciation and amortization is computed primarily using the straight-line method over the estimated useful lives unless the assets relate to leased property, in which case, the amortization period is the lesser of the useful lives or the lease terms. A summary of the useful lives is as follows:

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

Due to the significant amounts required for the construction or acquisition of new restaurants, we have risks that these assets will not provide an acceptable return on our investment and an impairment of these assets may occur. The accounting test for whether an asset held for use is impaired involves first comparing the carrying value of the asset with its estimated future undiscounted cash flows. If these cash flows do not exceed the carrying value, the asset must be adjusted to its current fair value. We perform this test on each of our long lived assets periodically and as indicators arise to evaluate whether impairment exists. Factors influencing our judgment include the age of the asset, estimation of future cash flows from long lived assets and estimation of fair value.  Asset fair value is determined using discounted cash flow models, residual proceeds and other factors that may impact the ultimate return of our investment in the long lived asset.

Goodwill and Intangible Assets —

As of December 28, 2008 and December 30, 2007, we had approximately $160,683,000 and $183,354,000, respectively, of goodwill and intangible assets on our consolidated balance sheet primarily resulting from an acquisition in September 2005. We account for our goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, which provides guidance regarding the recognition and measurement of intangible assets, eliminates the amortization of certain intangibles and requires assessments for impairment of intangible assets that are not subject to amortization at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our annual evaluation, performed as of year-end, or on an interim basis if circumstances warrant, requires the use of estimates about the future cash flows of each of our reporting units and non-amortizing intangibles to determine their estimated fair values. Changes in forecasted operations and changes in discount rates can materially affect these estimates. However, once an impairment of goodwill or intangible assets has been recorded, it cannot be reversed.

Due to the decrease in the Company’s operating results during 2008 compared to 2007 and the decline in general economic conditions impacting the restaurant industry, management conducted an interim goodwill impairment evaluation during the quarter ended October 5, 2008. Fair values of the reporting units were calculated using discounted future cash flows and market-based comparative values.  Because the carrying values of the reporting units in both the franchise and Foxtail segments exceeded their respective estimated fair values, the Company completed step two of the goodwill test and concluded that the goodwill of both reporting units was fully impaired as of October 5, 2008. Accordingly, the Company recorded a non-cash goodwill impairment charge of $20,202,000 in the quarter ended October 5, 2008.   See Note 8 to the consolidated financial statements included in this Form 10-K.

Deferred Income Taxes and Income Tax Uncertainties —

We record income tax liabilities utilizing known obligations and estimates of potential obligations.  A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carry forwards.  We record a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized.  In evaluating the need for a valuation allowance, we must make judgments and estimates on future taxable income, feasible tax planning strategies and existing facts and circumstances.  When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the assets’ recorded amount is adjusted and the income statement is either credited or charged, respectively, in the period during which the determination is made.  We believe that the valuation allowance recorded at December 28, 2008 is adequate for the circumstances.  However, subsequent changes in facts and circumstances that affect our judgments or estimates in determining the proper deferred tax assets or liabilities could materially affect the recorded balances.

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

Insurance Reserves —

We are self-insured up to certain limits for costs associated with workers’ compensation claims, general liability claims, property claims and benefits paid under employee health care programs.  At December 28, 2008 and December 30, 2007, we had total self-insurance accruals reflected in our consolidated balance sheets of approximately $8,803,000 and $7,952,000, respectively. The measurement of these costs required the consideration of historical loss experience and judgments about the present and expected levels of cost per claim. We account for the workers’ compensation costs primarily through actuarial methods, which develop estimates of the discounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet dates. We account for benefits paid under employee health care programs using historical claims information as the basis for estimating expenses incurred as of the balance sheet dates. We believe the use of these methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. However, the use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved and the length of time until the ultimate cost is known. We believe that our recorded obligations for these expenses are consistently measured on an appropriate basis. Nevertheless, changes in health care costs, accident frequency and severity and other factors, including discount rates, can materially affect estimates for these liabilities.

Recent Accounting Pronouncements —

The following are recent accounting standards adopted or issued that could have an impact on our Company:

Intangible Assets

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP No. 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements require prospective application to all intangible assets recognized as of, and subsequent to, the effective date.  FSP No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company will adopt these provisions in the first quarter of fiscal 2009.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”).  SFAS No. 141(R) establishes principles and requirements for how an acquiring entity in a business combination recognizes and measures the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and sets the disclosure requirements regarding the information needed to evaluate and understand the nature and financial effect of the business combination. This statement will be effective prospectively for business combinations closing on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company will adopt SFAS No. 141(R) beginning in the first quarter of fiscal 2009 and will change its accounting treatment for business combinations on a prospective basis.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”).  This statement clarifies that a noncontrolling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and noncontrolling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the noncontrolling interest. This statement will be effective prospectively for fiscal years beginning after December 15, 2008, with presentation and disclosure requirements applied retrospectively to comparative financial statements. The Company will present noncontrolling interests (currently shown as minority interest) as a component of equity on the consolidated balance sheets and minority interest expense will no longer be separately reported as a reduction to net income on the consolidated income statements. The Company does not anticipate the adoption of SFAS No. 160 will have a material impact on its consolidated financial statements.

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which provides a single definition of fair value, together with a framework for measuring it and requires additional disclosures about the use of fair value to measure assets and liabilities. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

In February 2008, the FASB released FSP No. 157-2, “Effective Date of FASB Statement No. 157,” (“FSP No. 157-2”) which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. In accordance with FSP No. 157-2, we adopted SFAS No. 157 at the beginning of fiscal 2008 only with respect to financial assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations or cash flows.  Our financial instruments, which are reported at fair value, consist of long-term investments in marketable securities that are held in trust for payment of non-qualified deferred compensation.  Fair value for these investments is based on readily available market prices.

In October 2008, the FASB released FSP No. FAS 157-3 (“FSP No. 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of FASB No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before December 30, 2008. The implementation of FSP No. 157-3 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions, as long as it is applied to the instrument in its entirety. The statement establishes presentation and disclosure requirements to help financial statement users understand the effect of an entity’s election on its earnings, but does not eliminate the disclosure requirements of other accounting standards.  SFAS No. 159 was effective for fiscal years beginning after November 15, 2007.  The Company elected not to apply the fair value option to any of its financial assets or financial liabilities.

(4) COMBINATION OF COMPANIES UNDER COMMON CONTROL:

On May 3, 2006, the Combination with WRG was completed pursuant to the Stock Purchase Agreement and WRG became a direct wholly-owned subsidiary of the Company. The consideration under the Stock Purchase Agreement was paid to WRG stockholders in the form of equity interests in P&MC’s Holding LLC, the Company’s indirect parent.

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

Also, at the time of the Combination, certain notes issued by particular WRG stockholders in favor of WRG, which were secured by outstanding stock of WRG, were forgiven in exchange for a reduction in the total number of P&MC’s Holding LLC equity units to be transferred to such WRG stockholders. In conjunction with the forgiveness, previously accrued interest income on the notes of approximately $489,000 was forgiven and expensed, and the difference between the fair value of the original WRG shares and the reduction in P&MC’s Holding LLC equity units to be exchanged, $321,000, was also expensed.

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

(5) SUPPLEMENTAL CASH FLOW INFORMATION:

The change in cash and cash equivalents due to changes in operating assets and liabilities for the past three years consisted of the following (in thousands):
	Year Ended	Year Ended	Year Ended
	December 28,	December 30,	December 31,
	2008	2007	2006
(Increase) Decrease in:
Receivables	$(3,726)	$1,470	(1,941)
Inventories	939	(2,218)	332
Prepaid expenses and other current assets	2,736	(904)	1,509
Other assets	3,594	(467)	(447)

Increase (Decrease) in:
Accounts payable	(7,327)	2,642	985
Accrued expenses	(7,422)	(2,516)	3,313
Other liabilities	4,096	5,076	(2,445)
	$(7,110)	3,083	1,306

Other supplemental cash flow information for the past three years consisted of the following (in thousands):
	Year Ended	Year Ended	Year Ended
	December 28,	December 30,	December 31,
	2008	2007	2006
Cash paid for interest	$30,279	29,186	26,308
Income taxes paid	681	1,044	1,389
Income tax refunds received	577	954	605

(6) PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following (in thousands):
	December 28,	December 30,
	2008	2007
Owned:
Land and land improvements	$2,035	1,951
Buildings	5,221	5,738
Leasehold improvements	86,711	80,056
Equipment	114,926	110,210
Construction in progress	1,690	1,856
	210,583	199,811
Less — accumulated depreciation and amortization	(122,579)	(106,316)
	88,004	93,495

Property under capital lease:
Leasehold improvements	7,822	7,822
Less — accumulated amortization	(3,372)	(3,056)
	4,450	4,766

Assets held for sale	1,046	1,050
Property and Equipment, net	$93,500	99,311

(7) LEASES:

The majority of our Perkins restaurant leases have an initial term of 20 years and the majority of our Marie Callender’s restaurant leases have an initial term of 15 years. Both Perkins and Marie Callender’s leases generally provide for two to four renewal periods of five years each. Contingent rents are generally amounts due as a result of sales in excess of amounts stipulated in certain restaurant leases and are included in rent expense as they are incurred.  Landlord contributions are recorded when received as a deferred rent liability and amortized as a reduction of rent expense on a straight-line basis over the remaining term of the lease.

Future minimum payments related to non-cancelable leases that have initial or remaining lease terms in excess of one year as of December 28, 2008 were as follows (in thousands):

	Lease Obligations
	Capital	Operating
2009	$1,980	36,709
2010	1,984	34,799
2011	1,822	31,365
2012	1,805	28,564
2013	1,820	25,841
Thereafter	39,270	239,322
Total minimum lease payments	48,681	$396,600
Less:
Amounts representing interest (3.3%-24.6%)	(34,599)
Capital lease obligations	$14,082

Future minimum gross rental receipts as of December 28, 2008, were as follows (in thousands):

	Lessor	Sublessor
2009	$151	1,492
2010	152	1,132
2011	115	968
2012	77	612
2013	77	472
Thereafter	19	1,130
Total minimum lease rentals	$591	5,806

The net rental expense included in the accompanying Consolidated Statements of Operations for operating leases was as follows for the past three years (in thousands):

	Year Ended	Year Ended	Year Ended
	December 28,	December 30,	December 31,
	2008	2007	2006
Minimum rentals	$38,365	41,269	39,017
Contingent rentals	930	1,566	1,764
Less — sublease rentals	(616)	(715)	(966)
	$38,679	42,120	39,815

Sublease rentals are recorded in other expenses in the accompanying Consolidated Statements of Operations.

(8) GOODWILL AND INTANGIBLE ASSETS:

Goodwill

At December 30, 2007, the Company had $30,038,000 of goodwill, of which $9,836,000 was attributable to restaurant operations, $18,538,000 was attributable to franchise operations and $1,664,000 was attributable to the Foxtail segment. The goodwill originated from the acquisition of the Company by affiliates of Castle Harlan, Inc. in September 2005. Due to the decrease in the Company’s operating results during 2008 compared to 2007 and the decline in general economic conditions impacting the restaurant industry, management conducted an interim goodwill impairment evaluation during the quarter ended October 5, 2008. Fair values of the reporting units were calculated using discounted future cash flows and market-based comparative values.  Because the carrying values of the reporting units for both the franchise and Foxtail reporting units exceeded their respective estimated fair values, the Company completed step two of the goodwill test and concluded that the goodwill of those reporting units was impaired as of October 5, 2008. Accordingly, in the quarter ended October 5, 2008, the Company recorded a non-cash goodwill impairment charge of $20,202,000, of which $18,538,000 was charged to the franchise segment and $1,664,000 was charged to the Foxtail segment.   No impairment charge was required for the goodwill associated with the restaurant reporting unit or the Company’s non-amortizing intangibles.  As of December 28, 2008, we conducted our annual impairment test of goodwill and nonamortizing intangible assets and determined that no additional impairment charge was required.

The following schedule presents the carrying amount of goodwill attributable to each reportable operating segment and changes therein (in thousands):

	Restaurant Operations	Franchise Operations	Foxtail	Total Company
Balance as of December 31, 2006	$9,836	18,538	1,664	30,038
Adjustments	—	—	—	—
Balance as of December 30, 2007	9,836	18,538	1,664	30,038
Goodwill impairment charge	—	(18,538)	(1,664)	(20,202)
Balance as of December 28, 2008	$9,836	─	─	9,836

Intangible Assets

The components of our identifiable intangible assets are as follows (in thousands):

	December 28,	December 30,
	2008	2007
Amortizing intangible assets:
Franchise agreements	$35,000	35,000
Customer relationships	13,300	13,300
Acquired franchise rights	11,076	11,076
Design prototype	834	834
Subtotal	60,210	60,210
Less — accumulated amortization	(19,963)	(17,494)
Total amortizing intangible assets	40,247	42,716
Nonamortizing intangible asset:
Tradename	110,600	110,600
Total intangible assets, net	$150,847	153,316

Amortization expense for intangible assets was approximately $2,469,000, $3,476,000 and $1,975,000 for fiscal years 2008, 2007 and 2006, respectively. Estimated amortization expense of such intangible assets for the five succeeding fiscal years is as follows (in thousands):

Estimated Amortization Expense
2009	$2,412
2010	2,310
2011	2,224
2012	2,132
2013	1,988

(9) ACCRUED EXPENSES:

Accrued expenses consisted of the following (in thousands):

	December 28,	December 30,
	2008	2007
Payroll and related benefits	$15,017	16,016
Property, real estate and sales taxes	4,118	4,325
Insurance	1,874	1,539
Gift cards and gift certificates	7,446	7,099
Advertising	978	937
Interest	9,634	6,310
Management fees (Note 12)	─	4,065
Other	7,973	12,330
	$47,040	52,621

(10) LONG-TERM DEBT:

Long-term debt consisted of the following (in thousands):

	December 28,	December 30,
	2008	2007
10% Senior Notes, due October 1, 2013, net of discount of $1,548 and $1,878, respectively	$188,452	188,123
Secured Notes, due May 31, 2013, net of discount of $7,220	124,780	─
Revolver (retired September 2008)	─	20,000
New Revolver, due February 28, 2013	3,184	─
Term Loan (retired September 2008)	─	98,750
Promissory Note, due January 2011	100	100
Other	33	54
	316,549	307,027
Less current maturities	(15)	(9,018)
	$316,534	298,009

Pre-existing Credit Agreement

In May 2006, the Company entered into an amended and restated credit agreement with Wachovia Bank, National Association, as administrative agent, swingline lender and issuing lender. Pursuant to the credit agreement, the lenders made available the following: (1) a five-year revolving credit facility of up to $40,000,000, including a sub-facility for letters of credit in an amount not to exceed $25,000,000 and a sub-facility for swingline loans in an amount not to exceed $5,000,000 (the “Revolver”); and (2) a seven-year term loan credit facility not to exceed $100,000,000 (the “Term Loan”). The interest rate on credit agreement borrowings was 9.00% on December 30, 2007.

In connection with the entering into of the credit agreement, the Company capitalized certain financing costs. As of December 30, 2007, the deferred financing costs of $3,762,000 for the Credit Agreement, were being amortized over the term of the agreement using the effective interest method.

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

The Secured Notes are fully and unconditionally guaranteed (the "Secured Notes Guarantees") on a senior secured basis by the Company's parent, Perkins & Marie Callender's Holding Inc., and each of the Company's existing and future domestic wholly-owned subsidiaries (the “Secured Notes Guarantors”).  The Secured Notes and the Secured Notes Guarantees are the Company’s and the Secured Notes Guarantors’ senior secured obligations and rank equal in right of payment to all of the Company’s and the Senior Notes Guarantor’s existing and future senior indebtedness.  The Secured Notes and the Secured Notes Guarantees are secured by a lien on substantially all of the Company’s and the Secured Notes Guarantor’s existing and future assets, subject to certain exceptions.  Pursuant to the terms of an intercreditor agreement, the foregoing liens are contractually subordinated to the liens that secure the New Revolver.

Prior to May 31, 2011, the Company may redeem up to 35% of the aggregate principal amount of the Secured Notes with the net cash proceeds of certain equity offerings at a premium specified in the indenture pertaining to the Secured Notes (the “Secured Notes Indenture”).  Prior to May 31, 2011, the Company also may redeem all or part of the Secured Notes at a “make whole” premium specified in the Secured Notes Indenture.  On or after May 31, 2011, the Company may redeem the Secured Notes at a 7% premium that decreases to a 0% premium on May 31, 2012.  If the Company experiences a change of control, the holders have the right to require the Company to repurchase its Secured Notes at 101% of the principal amount.  If the Company sells assets and does not use the net proceeds for specified purposes, it may be required to use the net proceeds to offer to repurchase the Secured Notes at 100% of the Notes’ principal amount.  Any redemption or repurchase also requires the payment of any accrued and unpaid interest through the redemption or repurchase date.

10% Senior Notes

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

Prior to October 1, 2009, the Company may redeem all or part of the 10% Senior Notes at a “make whole” premium specified in the indenture pertaining to the 10% Senior Notes (the "10% Senior Note Indenture").  On or after October 1, 2009, the Company may redeem the 10% Senior Notes at a 5% premium that steps down to a 2.5% premium on October 1, 2010 and a 0% premium on October 1, 2011 (and thereafter).  If the Company experiences a change of control, the holders have the right to require the Company to repurchase its 10% Senior Notes at 101% of the principal amount.  If the Company sells assets and does not use the net proceeds for specified purposes, it may be required to use the net proceeds to offer to repurchase the 10% Senior Notes and certain other existing pari-passu indebtedness of the Company at 100% of the principal amount thereof.  Any redemption or repurchase also requires the payment of any accrued and unpaid interest through the redemption or repurchase date.

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

The Secured Notes Indenture and the 10% Senior Notes Indenture contain various customary events of default, including, without limitation:  (i) nonpayment of principal or interest; (ii) cross-defaults with certain other indebtedness; (iii) certain bankruptcy related events; (iv) invalidity of guarantees; (v) monetary judgment defaults; and (vi) certain change of control events.  In addition, any impairment of the security interest in the Secured Notes collateral shall constitute an event of default under the Secured Notes Indenture.

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

Amounts outstanding under the New Revolver bear interest, at the Company’s option, at a rate per annum equal to either: (i) the base rate, as defined in the New Revolver, plus an applicable margin or (ii) a LIBOR-based equivalent, plus an applicable margin.  For the foreseeable future, margins are expected to be 325 basis points for base rate loans and 425 basis points for LIBOR loans.  As of December 28, 2008, the average interest rate on aggregate borrowings under the New Revolver was 8.25%, and the New Revolver permitted additional borrowings of approximately $11,596,000 (after giving effect to $3,184,000 in borrowings and $11,220,000 in letters of credit outstanding).  The letters of credit are primarily utilized in conjunction with our workers’ compensation programs.

The Company is required to make mandatory prepayments under the New Revolver with, subject to certain exceptions (as defined in the New Revolver): (i) the net cash proceeds from certain asset sales or dispositions; (ii) the net cash proceeds of any debt issued by the Company or its subsidiaries; (iii) 50% of the net cash proceeds of any equity issuance by the Company, its parent or its subsidiaries; and (iv) the extraordinary receipts received by the Company or its subsidiaries, consisting of proceeds of judgments or settlements, certain indemnity payments and purchase price adjustments received in connection with any purchase agreement.  Any of the foregoing mandatory prepayments will result in a corresponding permanent reduction in the maximum New Revolver amount.

The New Revolver contains various affirmative and negative covenants, including, but not limited to a financial covenant to maintain at least $30,000,000 of trailing 13-period EBITDA, as defined in the New Revolver, and a covenant that limits the Company’s capital expenditures.

The average interest rate on aggregate borrowings on December 28, 2008 was 11.6% compared to the average interest rate on aggregate borrowings on December 30, 2007 of 9.2%.

Our debt agreements place restrictions on the Company’s ability and the ability of its subsidiaries to (i) incur additional indebtedness or issue certain preferred stock; (ii) repay certain indebtedness prior to stated maturities; (iii) pay dividends or make other distributions on, redeem or repurchase capital stock or subordinated indebtedness; (iv) make certain investments or other restricted payments; (v) enter into transactions with affiliates; (vi) issue stock of subsidiaries; (vii) transfer, sell or consummate a merger or consolidation of all, or substantially all, of the Company's assets; (viii) change its line of business; (ix) incur dividend or other payment restrictions with regard to restricted subsidiaries; (x) create or incur liens on assets to secure debt; (xi) dispose of assets; (xii) restrict distributions from subsidiaries; (xiii) make certain acquisitions; (xiv) make capital expenditures; or (xv) amend the terms of the Company's outstanding notes.  As of December 28, 2008, we were in compliance with the financial covenants contained in our debt agreements.

Deferred Financing Costs, Fair Market Values and Maturities

In connection with the issuance of the 10% Senior Notes and the Secured Notes and the execution of the New Revolver, the Company has capitalized certain financing costs in Other Assets in the Consolidated Balance Sheets. As of December 28, 2008, the deferred financing costs of $5,059,000, $7,226,000 and $974,000 for the 10% Senior Notes, the Secured Notes and the New Revolver, respectively, are being amortized over their respective terms using the effective interest method.

Based on estimated bond ratings and estimated trading prices, the approximate fair market value of our 10.0% Senior Notes was $93,000,000 and $133,000,000 on December 28, 2008 and December 30, 2007, respectively, and the approximate fair market value of our Secured Notes was $124,000,000 on December 28, 2008.

Because our New Revolver bears interest at current market rates, we believe that its carrying value approximated fair market value at December 28, 2008.  The Term Loan and pre-existing Revolver retired in September 2008 also bore interest at then-current market rates, and their carrying values also approximated fair market value at December 30, 2007.

Scheduled annual principal maturities of long-term debt for the five years subsequent to December 28, 2008, are as follows (in thousands):

Amount
2009	$15
2010	18
2011	100
2012	─
2013	325,184
Thereafter	─
$325,317

No interest expense was capitalized in connection with our construction activities for the year ended December 28, 2008, and approximately $13,800 was capitalized in connection with our construction activities for the year ended December 30, 2007.  Interest income was $292,000, $589,000 and $581,000 in fiscal 2008, 2007 and 2006, respectively.

(11) INCOME TAXES:

Effective May 4, 2006, the consolidated Federal income tax return for P&MC’s Holding Corp. includes MCPSI and Perkins. Prior to May 4, 2006, MCPSI was a member of the WRG consolidated Federal income tax return. For state purposes, each subsidiary generally files a separate return, except for the following states that require a combined or unitary filing: Arizona, California, Idaho, Illinois, Kentucky, Kansas, Minnesota, Montana, New Mexico, New York, North Dakota, Nebraska, Oklahoma and Utah. Prior to May 4, 2006, MCPSI was a member of the WRG unitary or combined state filing in Arizona, California, Idaho, New Mexico, Oklahoma, Oregon, and Utah.

The following is a summary of the components of the benefit from (provision for) income taxes for the past three years (in thousands):

	December 28,	December 30,	December 31,
	2008	2007	2006
Current:
Federal	$1,929	(1,274)	(588)
State and local	82	258	(275)
	2,011	(1,016)	(863)
Deferred:
Federal	(242)	(248)	490
State and local	-	(218)	218
	(242)	(466)	708
	$1,769	(1,482)	(155)

A reconciliation of the statutory Federal income tax rate to the Company’s effective income tax rate is as follows:

	December 28,	December 30,	December 31,
	2008	2007	2006
Federal	34.0%	34.0%	34.0%
Federal income tax credits	3.8%	1.2%	21.3%
State income taxes, net of Federal taxes	3.5%	(1.2)%	(0.6)%
Changes in FIN 48 / FAS 5 items	0.9%	(6.1)%	2.1%
Non-deductible goodwill impairment	(12.6)%	-	-
Nondeductible interest, expenses, other, net	0.1%	0.9%	(2.2)%
Federal and state valuation allowances	(26.5)%	(39.3)%	(56.3)%
	3.2%	(10.5)%	(1.7)%

The following is a summary of the significant components of our deferred tax position (in thousands):

	December 28,	December 30,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$18,176	13,290
Accrued expenses not currently deductible	15,371	12,526
Tax credit carryforwards	10,278	4,561
Property, equipment, and improvements — tax basis in excess of book basis	14,429	12,002
Capital leases	2,046	1,115
Total deferred tax assets	60,300	43,494
Less valuation allowance	(43,498)	(25,581)
	16,802	17,913
Deferred tax liabilities:
Investment in unconsolidated partnership	(18)	(20)
Intangible assets — book basis in excess of tax basis	(16,784)	(17,651)
	(16,802)	(17,671)
Net deferred tax assets	$-	242

The valuation allowance for deferred tax assets as of December 28, 2008, and December 30, 2007 was $43,498,000, and $25,581,000, respectively.  The change in the valuation allowance of $17,917,000 relates primarily to the increase in deferred deductible differences related to fixed assets, intangibles, capital leases, accrued expenses, net operating losses and tax credit carry forwards net of uncertain tax positions.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Based upon the level of historical taxable income and projections for taxable income in future periods management believes a valuation allowance is necessary for the consolidated net deferred tax assets.  In that regard, management also believes its deferred tax liabilities will turn within the same period as of its deferred tax assets; thereby only requiring a valuation allowance on the Company’s net deferred tax asset position.

The Company had federal net operating loss carryforwards totaling approximately $40,572,000, and $35,177,000 at December 28, 2008, and December 30, 2007, respectively, which begin to expire in 2012.

The Company had state net operating loss carryforwards totaling approximately $69,703,000 and $46,833,000 at December 28, 2008, and December 30, 2007, respectively, which begin to expire in 2009.

Additionally, the Company had tax credit carryforwards totaling approximately $10,278,000 and $4,561,000 at December 28, 2008, and December 30, 2007 respectively, which begin to expire in 2018.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” (“FIN 48”).  As a result of the implementation of FIN 48, the Company recognized approximately a $183,000 increase to the January 1, 2007 balance of retained earnings.  As of December 28, 2008 and December 30, 2007, the Company had approximately $1,097,000 and $4,092,000, respectively, of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate. In addition, as of December 28, 2008 and December 30, 2007 the Company had $652,000 and $3,010,000, respectively, of unrecognized tax benefits reducing federal and state net operating loss carry forwards and federal credit carry forwards that, if recognized, would be subject to a valuation allowance.

A reconciliation of the change in the gross unrecognized tax benefits from January 1, 2007 to December 28, 2008 is as follows (in thousands):

	2008	2007
Unrecognized tax benefit - beginning of fiscal year	$5,724	5,126
Additions for tax positions of prior years	97	1,480
Reductions for tax positions of prior years	(2,341)	(699)
Additions for tax positions of current period	0	0
Reductions due to settlements	(1,080)	0
Reductions for lapse of statute of limitations	(1,041)	(183)
Unrecognized tax benefit - end of fiscal year	$1,359	5,724

During the first and fourth quarters of 2008, the Company filed a request with the Internal Revenue Service to resolve $2,341,000 of uncertain tax positions with respect to Marie Callender’s historical taxable revenue and expense recognition; this request effectively settled these uncertain tax positions.  Additionally, in May 2008, the Company paid approximately $395,000 to the Internal Revenue Service to settle certain other income tax positions taken on prior filings.

The Company expects that the total amount of its gross unrecognized tax benefits will decrease between $76,000 and $667,000 within the next 12 months due to federal and state settlements and expiration of statutes.  As of December 30, 2007, the Company believed that it was reasonably possible that a decrease between $3,800,000 and $4,400,000 in gross unrecognized tax benefits would have occurred due to federal and state settlements and expiration of statutes during the year ended December 28, 2008.  During the year ended December 30, 2008, gross unrecognized tax benefits related to federal and state settlements and expiration of statutes actually decreased by $4,462,000 as illustrated in the above table.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. The Company paid $42,000 and removed $370,000 of accrued interest during 2008 and in total, as of December 28, 2008, has recognized a liability for interest of $121,000. The Company accrued $289,000 of interest during 2007 and in total, as of December 30, 2007, had recognized a liability for interest of $533,000. The Company has no accured penalties.

The Company is open to federal and state tax audits until the applicable statute of limitations expire.  The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2005.  For the majority of states where the Company has a significant presence, it is no longer subject to tax examination by tax authorities for tax years before 2005.

(12) RELATED PARTY TRANSACTIONS:

Management Agreement:

We are party to a management agreement with Castle Harlan under which Castle Harlan provides business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to our parent and us. As compensation for those services, we pay Castle Harlan an annual management fee equal to 3% of the aggregate equity contributions made by CHP IV and CHP III and their affiliates (including their limited partners), payable quarterly in advance. If, at any time, CHP IV or CHP III or their affiliates (including their limited partners) make any additional equity contributions to any of our parent or us, we will pay Castle Harlan an annual management fee equal to 3 % of each such equity contribution. We will also pay or reimburse Castle Harlan for all out-of-pocket fees and expenses incurred by Castle Harlan and any advisors, consultants, legal counsel and other professionals engaged by Castle Harlan to assist in the provision of services under the management agreement.

The management agreement is for an initial term expiring December 31, 2012 and is subject to renewal for consecutive one-year terms unless terminated by Castle Harlan or us upon 90 days notice prior to the expiration of the initial term or any annual renewal. We also indemnify Castle Harlan, its officers, directors and affiliates from any losses or claims suffered by them as a result of services they provide us. Payment of management fees is subject to restrictions contained in the Secured Notes Indenture, the 10% Senior Note Indenture and the New Revolver.  As of December 28, 2008 and December 30, 2007, other liabilities in our consolidated balance sheet includes past due management fees of $6,614,000 and $7,832,000, respectively.

We paid Castle Harlan $4,894,000, $3,576,000 and $3,635,000 in annual management fees during the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively.

During the quarter ended October 5, 2008, certain affiliates of Castle Harlan, Inc. made a $4,000,000 payment to the lenders under our pre-existing revolving credit facility in satisfaction of their guarantee under the March 2008 amendment to the term loan.  This amount became a subordinated obligation of the Company and, immediately prior to the consummation of the refinancing, the affiliates of Castle Harlan relinquished and canceled the indebtedness in exchange for 39,996 Class A-1 units and 39,996 Class B units of P&MC’s Holding LLC.  Also, during the quarter, the Company received an additional equity contribution of $8,500,000 from our indirect parent, P&MC’s Holding Corp.

(13) OTHER COMMITMENTS AND CONTINGENCIES:

We are a party to various legal proceedings in the ordinary course of business. We do not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial statements.

The majority of our franchise revenues are generated from franchisees owning individually less than five percent of total franchised restaurants, and, therefore, the loss of any one of these franchisees would not have a material impact on our results of operations. As of December 28, 2008, three Perkins franchisees otherwise unaffiliated with the Company owned 89 of the 317 franchised restaurants. These franchisees operated 41, 27 and 21 restaurants, respectively. During 2008, these three Perkins franchisees provided royalties and license fees of $1,926,000, $1,452,000 and $1,500,000, respectively. As of December 28, 2008, three Marie Callender’s franchisees otherwise unaffiliated with the Company, owned 13 of the 42 franchised restaurants. These franchisees operated five, four and four restaurants, respectively. During 2008, these three Marie Callender’s franchisees provided royalties and license fees of $542,000, $465,000 and $312,000, respectively.

The Company has license agreements with certain parties to distribute and market Marie Callender’s branded products. The most prominent of these agreements are with ConAgra, Inc., which distributes frozen entrees and dinners to supermarkets and club stores throughout the United States, and American Pie, LLC, which distributes primarily frozen pies throughout most of the country. Both agreements are in effect in perpetuity, with the licensor having the right to terminate if specified sales levels are not achieved (both licensees have achieved the required sales levels), and each licensee having the right to terminate upon a 180 day notice. License income under these two agreements totaled $4,865,000, $4,336,000 and $3,867,000 in 2008, 2007 and 2006, respectively.

The Company has arrangements with several different parties to whom territorial rights were granted in exchange for specified payments. The Company makes specified payments to those parties based on a percentage of gross sales from certain Perkins restaurants and for new Perkins restaurants opened within those geographic regions. During 2008, 2007 and 2006, we paid an aggregate of $2,718,000, $2,762,000 and $2,799,000, respectively, under such arrangements. Three such agreements are currently in effect. Of these, one expires in the year 2075, one expires upon the death of the beneficiary and the remaining agreement remains in effect as long as we operate Perkins restaurants in certain states.

(14) LONG-TERM INCENTIVE PLANS:

In October 2006, we established a nonqualified defined contribution plan for executive officers and other key employees (the “Deferred Compensation Plan”).  The Deferred Compensation Plan is voluntary and our executive officers and key employees may defer specified percentages of their eligible pay, defined as base pay plus the eligible portion of any incentive award.  The first 3% of eligible pay contributed to the plan by the executive is eligible for a 100% company matching contribution uo to $6,000, which vests over a three year period.  The Company may elect to make additional contributions to an employee’s account.  Amounts deferred are held in trust with a bank.  The Company made matching contributions of $210,000, $275,000 and $28,000 to the Deferred Compensation Plan during 2008, 2007 and 2006, respectively.

Effective April 2004, The Perkins & Marie Callender’s Supplemental Executive Retirement Plan (“SERP I”) was established. The purpose of SERP I is to provide additional compensation for a select group of management and highly compensated employees who contribute materially to the growth of the Company. Contributions to SERP I are made at the discretion of the Company and participants vest at a rate of 25% for one to three years of service, 50% for four to five years of service and 100% for five or more years of service. The Company did not make contributions to SERP I in 2008 or 2007, but contributed $280,000 in 2006.

Effective January 2005, The Perkins & Marie Callender’s Supplemental Executive Retirement Plan II (“SERP II”) was established. The purpose of SERP II is to provide additional compensation for a select group of key employees who contribute materially to the growth of the Company. Contributions to SERP II are made at the discretion of the Company and participants generally vest in the contributions over a five-year period. The Company did not make contributions to SERP II in 2008 or 2007, but contributed $210,000 in 2006. The deferred compensation expenses related to SERP I and SERP II are recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations.

(15) EMPLOYEE BENEFITS:

The Company maintains the Perkins & Marie Callender’s Retirement Savings Plan (the “Plan”) generally for employees who have satisfied the participation requirements are eligible for participation in the Plan provided they (i) have attained the age of 21 and (ii) have completed one year of service, as defined, during which they have been credited with a minimum of 1,000 hours of service.

Participants may elect to defer from 1% to 15% of their annual eligible compensation subject to Internal Revenue Code (“IRC”) regulated maximums. We may make a matching contribution equal to a percentage of the amount deferred by the participant or a specified dollar amount as determined each year by the Board of Directors. During 2008, 2007 and 2006, we elected to match contributions at a rate of 25% up to the first 6% deferred by each participant. Our matching contributions for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 were $432,000, $434,000 and $325,000, respectively.

Participants are always 100% vested in their salary deferral accounts and qualified rollover accounts. Vesting in the employer matching account is based on qualifying years of service. A participant vests 60% in the employer matching account after three years, 80% after four years and 100% after five years.

(16) P&MC’s HOLDING LLC EQUITY PLAN AND OTHER EQUITY TRANSACTIONS:

Equity Plan

Effective April 1, 2007, P&MC’s Holding LLC established a management equity incentive plan (the “Equity Plan”) for the benefit of key Company employees. The Equity Plan provides the following two types of equity ownership in P&MC’s Holding LLC: (i) Strip Subscription Units, which consist of Class A Units and Class C Units and (ii) Incentive Units, which consist of time vesting Class C Units.

Strip Subscription Units:  During 2007, pursuant to the Equity Plan, Strip Subscription Units, consisting of Class A Units and Class C Units, aggregating $1,768,000 were purchased by certain Company executives at fair values of $100.00 and $0.01, respectively.  During 2008, certain units were repurchased from Company executives at the fair value of $572,000.

Incentive Units:  During 2007, pursuant to the Equity Plan, Incentive Units were granted at fair value to key employees. Incentive Units represent a subordinated unit interest in P&MC’s Holding LLC,  generally vest over four years of continuous service and have no contractual term.  The Company has determined the estimated fair value of the Incentive Units to be approximately $0.01 at their grant date.

Stock-based employee compensation expense is charged by the Company based on the recognition and measurement provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” and related interpretations.  Stock-based compensation expense for the year ended December 28, 2008, December 30, 2007 and December 31, 2006 was not material.

If the employee is employed as of the date of the occurrence of certain change in control events, as defined in the Equity Plan, the employee’s outstanding but unvested Incentive Units shall vest simultaneously with the consummation of the change in control event.  Upon termination of employment, unvested Incentive Units are forfeited and vested Incentive Units and Strip Subscription Units are subject to repurchase, at a price not to exceed fair value, pursuant to the terms of P&MC’s Holding LLC’s unitholders agreement.

Other Equity Transactions

During the quarter ended October 5, 2008, certain affiliates of Castle Harlan, Inc. made a $4,000,000 payment to the lenders under our pre-existing revolving credit facility in satisfaction of their guarantee under the March 2008 amendment to the term loan.  This amount became a subordinated obligation of the Company and immediately prior to the consummation of the refinancing, the affiliates of Castle Harlan relinquished and canceled the indebtedness in exchange for 39,996 units of Class A-1 and Class B units of P&MC’s Holding LLC.  The Class A-1 units are senior to the existing Class A Units and carry a preferred return of 14%.  Following the exchange, certain key Company employees exercised their pre-emptive right and purchased 123 units of the Class A-1 and Class B units.  Also, during the third quarter of 2008, the Company received an additional equity contribution of $8,500,000 from our indirect parent, P&MC’s Holding Corp.

A summary of the status of the equity units of P&MC’s Holding LLC as of December 28, 2008, and changes during the years ended December 28, 2008 and December 30, 2007, is presented below.  The units outstanding prior to April 1, 2007 are owned by parties other than the Company executives.

					Time
	Purchased				Vesting
	Class	Class	Class	Class	Class
	A-1	A	B	C	C
	Units	Units	Units	Units	Units
Units outstanding as of December 31, 2006	-	1,104,589	1,104,589	-	-
Granted	-	-	-	-	116,715
Purchased	-	17,673	-	17,673	-
Forfeited	-	-	-	-	(3,990)
Units outstanding as of December 30, 2007	-	1,122,262	1,104,589	17,673	112,725
Granted	-	-	-	-	19,951
Purchased	40,119	-	40,119	-	-
Forfeited	-	-	-	-	(36,286)
Repurchase of equity ownership units	-	(5,664)	(142)	(5,522)	-
Units outstanding as of December 28, 2008	40,119	1,116,598	1,144,566	12,151	96,390
Units exercisable as of December 28, 2008	40,119	1,116,598	1,144,566	12,151

A summary of the vested status of the Company’s time-vesting Class C Units as of December 28, 2008, and changes during the years ended December 28, 2008 and December 30, 2007, is presented below:

Time Vesting Class C Units
	Nonvested	Vested
Outstanding at December 31, 2006	-	-
Granted	116,715	-
Forfeited	(3,990)	-
Outstanding at December 30, 2007	112,725	-
Granted	19,951	-
Vested	(25,604)	25,604
Forfeited	(33,169)	(3,117)
Outstanding at December 28, 2008	73,903	22,487

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

The following presents revenues and other financial information by business segment (in thousands):

	Year Ended	Year Ended	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Revenues
Restaurant operations	$503,242	510,863	512,104
Franchise operations	24,141	25,982	26,894
Foxtail	69,308	65,953	69,320
Intersegment revenue	(20,088)	(19,826)	(18,682)
Other	5,367	4,914	4,554
Total	$581,970	587,886	594,190

Depreciation and amortization
Restaurant operations	19,563	18,913	20,402
Franchise operations	-	-	-
Foxtail	1,792	1,576	1,659
Other	3,344	4,333	3,580
Total	$24,699	24,822	25,641

Segment net income (loss)
Restaurant operations	26,806	32,459	34,369
Franchise operations	3,603	23,774	24,770
Foxtail	(4,500)	3,687	8,255
Other	(78,862)	(76,255)	(76,766)
Total	$(52,953)	(16,335)	(9,372)

	December 28, 2008	December 30, 2007
Segment assets
Restaurant operations	$131,135	140,848
Franchise operations	102,719	121,199
Foxtail	37,575	42,329
Other	52,079	58,566
Total	$323,508	362,942

Goodwill
Restaurant operations	9,836	9,836
Franchise operation	-	18,538
Foxtail	-	1,664
Other	-	-
Total	$9,836	30,038

	Year Ended	Year Ended	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Capital expenditures
Restaurant operations	$12,489	29,095	18,073
Franchise operations	-	-	-
Foxtail	4,710	1,476	563
Other	1,137	976	926
Total	$18,336	31,547	19,562

We evaluate the performance of our segments based primarily on operating profit before general and administrative expenses, interest expense and income taxes.

Assets included in the other operating segment primarily consist of cash, corporate accounts receivable and deferred taxes.

The components of the other segment loss are as follows (in thousands):
	Year Ended	Year Ended	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
General and administrative expenses	$40,162	39,393	43,176
Depreciation and amortization expenses	3,343	4,333	3,580
Interest expense, net	36,689	31,180	36,197
Loss on disposition of assets, net	505	226	670
Asset write-down	1,292	2,237	2,058
Loss (gain) on extinguishment of debt	2,952	-	(12,642)
Lease termination	-	-	366
Transaction costs	-	1,013	5,674
Provision for (benefit from) income taxes	(1,769)	1,482	155
Minority interest expense	284	707	493
Licensing revenue	(5,125)	(4,564)	(4,107)
Other	529	248	1,146
Total other segment loss	$78,862	76,255	76,766

(18) CONDENSED CONSOLIDATED FINANCIAL INFORMATION

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

Consolidating statement of operations for the year ended December 28, 2008 (in thousands):

		Guarantor	Non-		Consolidated
	Parent Issuer	WRG	Guarantors	Eliminations	PMCI
REVENUES:
Food sales	$344,869	179,792	27,801	-	552,462
Franchise and other revenue	19,993	9,515	-	-	29,508
Total revenues	364,862	189,307	27,801	-	581,970

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	100,841	51,175	9,087	-	161,103
Labor and benefits	115,931	63,163	9,337	-	188,431
Operating expenses	90,388	53,683	8,189	-	152,260
General and administrative	42,590	5,239	-	-	47,829
Depreciation and amortization	17,794	6,183	722	-	24,699
Interest, net	35,604	1,085	-	-	36,689
Asset impairments and closed store expenses	221	1,523	53	-	1,797
Goodwill impairment	20,202	-	-	-	20,202
Loss on extinguishments of debt	2,952	-	-	-	2,952
Other, net	446	-	-	-	446
Total costs and expenses	426,969	182,051	27,388	-	636,408
Income (loss) before income taxes and minority interests	(62,107)	7,256	413	-	(54,438)
Provision for income taxes	1,769	-	-	-	1,769
Minority interest expense	-	-	(284)	-	(284)
Equity in earnings (loss) of subsidiaries	7,385	-	-	(7,385)	-
NET (LOSS) INCOME	$(52,953)	7,256	129	(7,385)	(52,953)

Consolidating statement of operations for the year ended December 30, 2007 (in thousands):

		Guarantor	Non-		Consolidated
	Parent Issuer	WRG	Guarantors	Eliminations	PMCI
REVENUES:
Food sales	$336,820	189,614	30,556	-	556,990
Franchise and other revenue	21,323	9,573	-	-	30,896
Total revenues	358,143	199,187	30,556	-	587,886

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	94,986	55,260	8,462	-	158,708
Labor and benefits	114,846	64,562	9,899	-	189,307
Operating expenses	86,731	52,659	10,047	-	149,437
General and administrative	39,152	5,722	-	-	44,874
Transaction costs	772	241	-	-	1,013
Depreciation and amortization	17,610	5,939	1,273	-	24,822
Interest, net	30,127	1,053	-	-	31,180
Asset impairments and closed store expenses	(178)	2,612	29	-	2,463
Other, net	(122)	350	-	-	228
Total costs and expenses	383,924	188,398	29,710	-	602,032
Income (loss) before income taxes and minority interests	(25,781)	10,789	846	-	(14,146)
Provision for income taxes	(1,482)	-	-	-	(1,482)
Minority interest expense	-	-	(707)	-	(707)
Equity in earnings (loss) of subsidiaries	10,928	-	-	(10,928)	-
NET (LOSS) INCOME	$(16,335)	10,789	139	(10,928)	(16,335)

Consolidating statement of operations for the year ended December 31, 2006 (in thousands):

		Guarantors
	Parent Issuer	PMCM	WRG	Other	Non- Guarantors	Eliminations	Consolidated PMCI

REVENUES:
Food sales	$258,945	82,667	190,346	-	30,784	-	562,742
Franchise and other revenue	13,731	15,189	9,396	15	-	(6,883)	31,448
Total revenues	272,676	97,856	199,742	15	30,784	(6,883)	594,190

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	76,676	18,904	55,629	-	8,542	-	159,751
Labor and benefits	84,608	29,908	61,765	-	9,124	-	185,405
Operating expenses	59,569	27,064	55,842	15	10,920	(3,308)	150,102
General and administrative	36,427	3,585	11,751	-	-	(3,575)	48,188
Transaction costs	3,545	-	2,129	-	-	-	5,674
Depreciation and amortization	14,418	3,290	6,583	-	1,350	-	25,641
Interest, net	26,882	(697)	10,005	-	7	-	36,197
Asset impairments and closed store expenses	1,569	-	1,495	-	25	-	3,089
Gain on extinguishments of debt	-	-	(12,642)	-	-	-	(12,642)
Other, net	(143)	(35)	1,687	-	-	-	1,509
Total costs and expenses	303,551	82,019	194,244	15	29,968	(6,883)	602,914
Income (loss) before income taxes and minority interests	(30,875)	15,837	5,498		816	-	(8,724)
Benefit from (provision for) income taxes	5,427	(5,582)	-	-	-	-	(155)
Minority interest expense	-		-		(493)	-	(493)
Equity in earnings (loss) of subsidiaries	16,076		-		-	(16,076)	-
NET (LOSS) INCOME	$(9,372)	10,255	5,498	-	323	(16,076)	(9,372)

Consolidating balance sheet as of December 28, 2008 (in thousands):

		Guarantor	Non-		Consolidated
	Parent Issuer	WRG	Guarantors	Eliminations	PMCI
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,155	1,662	796	-	4,613
Restricted cash	10,140	-	-	-	10,140
Receivables, less allowances for doubtful accounts	14,392	6,955	39	-	21,386
Inventories	8,145	3,893	262	-	12,300
Prepaid expenses and other current assets	2,721	269	6	-	2,996
Total current assets	37,553	12,779	1,103	-	51,435

PROPERTY AND EQUIPMENT, net	65,020	26,357	2,123	-	93,500
INVESTMENT IN UNCONSOLIDATED PARTNERSHIP	-	39	9	-	48
GOODWILL	9,836	-	-	-	9,836
INTANGIBLE ASSETS, net	150,676	171	-	-	150,847
INVESTMENTS IN SUBSIDIARIES	(85,354)	-	-	85,354	-
DUE FROM SUBSIDIARIES	88,948	-	-	(88,948)	-
OTHER ASSETS	16,195	1,437	210	-	17,842
TOTAL ASSETS	$282,874	40,783	3,445	(3,594)	323,508

LIABILITIES AND STOCKHOLDER'S INVESTMENT
CURRENT LIABILITIES:
Accounts payable	11,090	6,731	474	-	18,295
Accrued expenses	33,575	12,123	1,342	-	47,040
Franchise advertising contributions	5,316	-	-	-	5,316
Current maturities of long-term debt and capital lease obligations	169	213	-	-	382
Total current liabilities	50,150	19,067	1,816	-	71,033

LONG-TERM DEBT, less current maturities	316,516	18	-	-	316,534
CAPITAL LEASE OBLIGATIONS, less current maturities	8,270	5,445	-	-	13,715
DEFERRED RENT	10,180	5,089	74	-	15,343
OTHER LIABILITIES	8,831	8,910	-	-	17,741
DUE TO PARENT	-	88,324	624	(88,948)	-
MINORITY INTERESTS IN CONSOLIDATED PARTNERSHIPS	-	-	215	-	215
			-
STOCKHOLDER'S INVESTMENT:
Common stock	1	-	-	-	1
Preferred stock	-	63,277	-	(63,277)	-
Capital in excess of par	-	9,338	-	(9,338)	-
Additional paid-in capital	149,851	-	-	-	149,851
Treasury stock	-	(137)	-	137	-
Accumulated other comprehensive income	(4)	-	-	-	(4)
Accumulated (deficit) earnings	(260,921)	(158,548)	716	157,832	(260,921)
Total stockholder's investment	(111,073)	(86,070)	716	85,354	(111,073)
TOTAL LIABILITIES AND STOCKHOLDER'S INVESTMENT	$282,874	40,783	3,445	(3,594)	323,508

Consolidating balance sheet as of December 30, 2007 (in thousands):

		Guarantor	Non-		Consolidated
	Parent Issuer	WRG	Guarantors	Eliminations	PMCI
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,391	428	(787)	-	19,032
Restricted cash	10,098	-	-	-	10,098
Receivables, less allowances for doubtful accounts	12,000	5,180	41	-	17,221
Inventories	8,108	4,839	292	-	13,239
Prepaid expenses and other current assets	5,053	679	-	-	5,732
Total current assets	54,650	11,126	(454)	-	65,322

PROPERTY AND EQUIPMENT, net	66,956	29,530	2,825	-	99,311
INVESTMENT IN UNCONSOLIDATED PARTNERSHIP	-	43	10	-	53
GOODWILL	30,038	-	-	-	30,038
INTANGIBLE ASSETS, net	153,077	239	-	-	153,316
INVESTMENTS IN SUBSIDIARIES	(92,739)	-	-	92,739	-
DUE FROM SUBSIDIARIES	89,283	-	-	(89,283)	-
DEFERRED INCOME TAXES	242	-	-	-	242
OTHER ASSETS	12,777	(497)	2,380	-	14,660
TOTAL ASSETS	$314,284	40,441	4,761	3,456	362,942

LIABILITIES AND STOCKHOLDER'S INVESTMENT
CURRENT LIABILITIES:
Accounts payable	16,369	8,420	770	-	25,559
Accrued expenses	33,569	17,221	1,831	-	52,621
Franchise advertising contributions	5,940	-	-	-	5,940
Current maturities of long-term debt and capital lease obligations	9,134	330	-	-	9,464
Total current liabilities	65,012	25,971	2,601	-	93,584

LONG-TERM DEBT, less current maturities	297,972	37	-	-	298,009
CAPITAL LEASE OBLIGATIONS, less current maturities	6,147	5,840	-	-	11,987
DEFERRED RENT	7,827	5,556	84	-	13,467
OTHER LIABILITIES	7,284	8,235	1	-	15,520
DUE TO PARENT	-	92,192	(2,909)	(89,283)	-
MINORITY INTERESTS IN CONSOLIDATED PARTNERSHIPS	-	-	333	-	333
			-
STOCKHOLDER'S INVESTMENT:
Common stock	1	-	-	-	1
Preferred stock	-	63,277	-	(63,277)	-
Capital in excess of par	-	(177)	9,515	(9,338)	-
Additional paid-in capital	137,923	-	-	-	137,923
Treasury stock	-	(137)	-	137	-
Accumulated other comprehensive income	86	-	-	-	86
Accumulated (deficit) earnings	(207,968)	(160,353)	(4,864)	165,217	(207,968)
Total stockholder's investment	(69,958)	(97,390)	4,651	92,739	(69,958)
TOTAL LIABILITIES AND STOCKHOLDER'S INVESTMENT	$314,284	40,441	4,761	3,456	362,942

Consolidating statement of cash flows for the year ended December 28, 2008 (in thousands):

		Guarantor	Non-		Consolidated
	Parent Issuer	WRG	Guarantors	Eliminations	PMCI
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(52,953)	7,256	129	(7,385)	(52,953)
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Equity in the earnings of subsidiaries	(7,385)	-	-	7,385	-
Depreciation and amortization	17,795	6,182	722	-	24,699
Asset impairments	221	1,523	53	-	1,797
Goodwill impairment	20,202	-	-	-	20,202
Amortization of debt discount	647		-	-	647
Loss on extinguishment of debt	2,952	-	-	-	2,952
Minority interests expense	-	-	284	-	284
Equity in net loss of unconsolidated partnership	-	5	-	-	5
Other non-cash income and expense items	(116)	104	-	-	(12)
Net changes in operating assets and liabilities	1,767	(8,435)	(442)	-	(7,110)
Total adjustments	36,083	(621)	617	7,385	43,464
Net cash (used in) provided by operating activities	(16,870)	6,635	746	-	(9,489)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,697)	(3,341)	(298)	-	(18,336)
Proceeds from sale of assets	592	95	-	-	687
Net cash used in investing activities	(14,105)	(3,246)	(298)	-	(17,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of terminated revolver	53,000	-	-	-	53,000
Repayment of terminated revolver	(73,000)	-	-	-	(73,000)
Proceeds from new Revolver	31,848	-	-	-	31,848
Repayment from new Revolver	(28,664)	-	-	-	(28,664)
Proceeds from Secured Notes, net of $7,537 discount	124,463	-	-	-	124,463
Repayment of Term Loan	(98,750)	-	-	-	(98,750)
Repayment of capital lease obligations	(148)	(265)	-	-	(413)
Repayment of other debt	-	(18)	-	-	(18)
Debt financing costs	(9,559)	-	-	-	(9,559)
Lessor financing of new restaurants	2,286	-	-	-	2,286
Distributions to minority partners	-	-	(402)	-	(402)
Intercompany financing	335	(1,872)	1,537	-	-
Capital contributions	12,500	-	-	-	12,500
Repurchase of equity ownership units in P&MC's Holding LLC	(572)	-	-	-	(572)
Net cash provided by (used in) financing activities	13,739	(2,155)	1,135	-	12,719
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,236)	1,234	1,583	-	(14,419)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	19,391	428	(787)	-	19,032
Balance, end of period	$2,155	1,662	796	-	4,613

Consolidating statement of cash flows for the year ended December 30, 2007 (in thousands):

		Guarantor	Non-		Consolidated
	Parent Issuer	WRG	Guarantors	Eliminations	PMCI
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(16,335)	10,789	139	(10,928)	(16,335)
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Equity in the earnings of subsidiaries	(10,928)	-	-	10,928	-
Depreciation and amortization	17,610	5,939	1,273	-	24,822
Asset impairments	(178)	2,612	29	-	2,463
Amortization of debt discount	324	-	-	-	324
Minority interests expense	-	-	707	-	707
Equity in net loss of unconsolidated partnership	-	82	-	-	82
Other non-cash income and expense items	265	68	-	-	333
Net changes in operating assets and liabilities	6,373	(2,815)	(475)	-	3,083
Total adjustments	13,466	5,886	1,534	10,928	31,814
Net cash (used in) provided by operating activities	(2,869)	16,675	1,673	-	15,479

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(25,794)	(5,095)	(658)	-	(31,547)
Proceeds from sale of assets	-	21	-	-	21
Net cash used in investing activities	(25,794)	(5,074)	(658)	-	(31,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from terminated revolver	75,100	-	-	-	75,100
Repayment from terminated revolver	(55,100)	-	-	-	(55,100)
Repayment of Term Loan	(750)	-	-	-	(750)
Repayment of capital lease obligations	(177)	(525)	-	-	(702)
Proceeds from (repayment of) other debt	100	(18)	-	-	82
Lessor financing of new restaurants	6,107	-	-	-	6,107
Distributions to minority partners	-	-	(519)	-	(519)
Intercompany financing	17,649	(17,788)	139	-	-
Capital contributions	1,792	-	-	-	1,792
Net cash provided by (used in) financing activities	44,721	(18,331)	(380)	-	26,010
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	16,058	(6,730)	635	-	9,963

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	3,333	7,158	(1,422)	-	9,069
Balance, end of period	$19,391	428	(787)	-	19,032

Consolidating statement of cash flows for the year ended December 31, 2006 (in thousands):

		Guarantor
	Parent Issuer	PMCM	WRG	Other	Non- Guarantors	Eliminations	Consolidated PMCI
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,372)	10,255	5,498	-	323	(16,076)	(9,372)
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Equity in the earnings of subsidiaries	(16,076)	-	-	-	-	16,076	-
Depreciation and amortization	14,418	3,290	6,925	-	1,008	-	25,641
Asset impairments	1,203	-	1,484	-	36	-	2,723
Amortization of debt discount	321	-	-	-	-	-	321
Gain on extinguishment of debt	-	-	(12,642)	-	-	-	(12,642)
Minority interests expense	-	-	-	-	493	-	493
Equity in net loss of unconsolidated partnership	-	-	73	-	-	-	73
Other non-cash income and expense items	(91)	-	6,781	-	-	-	6,690
Net changes in operating assets and liabilities	3,355	(1)	(3,479)	23	1,408	-	1,306
Total adjustments	3,130	3,289	(858)	23	2,945	16,076	24,605
Net cash (used in) provided by operating activities	(6,242)	13,544	4,640	23	3,268	-	15,233

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,211)	(7,568)	(7,542)	-	(1,241)	-	(19,562)
Proceeds from sale of assets	1,536	-	13	-	-	-	1,549
Intercompany activities	78,510	(78,510)	-	-	-	-	-
Net cash used in investing activities	76,835	(86,078)	(7,529)	-	(1,241)	-	(18,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from terminated revolver	12,900	-	-	-	-	-	12,900
Repayment of terminated revolver	(12,900)	-	-	-	-	-	(12,900)
Proceeds from Term Loan	99,500	-	-	-	-	-	99,500
Repayment of capital lease obligations	(277)	-	(618)	-	-	-	(895)
Repayment of other debt	-	-	(100,026)	-	-	-	(100,026)
Debt financing costs	(2,720)	-	-	-	-	-	(2,720)
Distributions to minority partners	-	-	-	-	(543)	-	(543)
Intercompany financing	(106,932)	-	108,082	-	(1,150)	-	-
Capital contributions	(58,623)	71,168	-	-	-	-	12,545
Net cash (used in) provided by financing activities	(69,052)	71,168	7,438	-	(1,693)	-	7,861
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,541	(1,366)	4,549	23	334	-	5,081

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	1,591	1,567	2,609	(23)	(1,756)	-	3,988
Balance, end of period	$3,132	201	7,158	-	(1,422)	-	9,069

 (19) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

Our financial reporting is based on thirteen four-week periods ending on the last Sunday in December. The first quarter each year includes four four-week periods and the second, third and fourth quarters include three four-week periods.

2008	Revenues	(a) Gross Profit	Net Loss
1st Quarter	$182,400	25,556	(7,588)
2nd Quarter	130,966	16,440	(8,065)
3rd Quarter	127,901	16,377	(30,477)
4th Quarter	140,703	21,803	(6,823)
	$581,970	80,176	(52,953)

2007	Revenues	(a) Gross Profit	Net Loss
1st Quarter	$178,286	28,548	(2,749)
2nd Quarter	130,110	21,787	(2,723)
3rd Quarter	131,312	18,540	(4,345)
4th Quarter	148,178	21,559	(6,518)
	$587,886	90,434	(16,335)
____________

(a)	Gross profit represents total revenues less food cost, labor and benefits and operating expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Disclosure Controls and Procedures.  As of December 28, 2008, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on the results of our review, the determination was made that there were no control deficiencies that represented material weaknesses in our disclosure controls and procedures. The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 28, 2008.

Management’s Annual Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 28, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, Internal Control - Integrated Framework.  Based on this evaluation and those criteria, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 28, 2008, our internal control over financial reporting was effective.

The Annual Report on Form 10-K for the fiscal year ended December 28, 2008 does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting.  Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

Changes in Internal Control over Financial  Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the fourth fiscal quarter of 2008 that have materially affected,  or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers of the Registrant.

The following individuals are currently serving as directors and executive officers of the Company:

Name	Age	Position with PMCI
Joseph F. Trungale	67	Director, President and Chief Executive Officer
Fred T. Grant, Jr.	53	Executive Vice President and Chief Financial Officer
Pete M. Pascuzzi	57	Executive Vice President and Chief Operating Officer
Robert J. Winters	57	Senior Vice President, Franchise Sales, Franchise Operations and Restaurant Development
Cheryl S. Ahlbrandt	52	Senior Vice President, Marketing and Research & Development

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

Fred T. Grant, Jr.

Fred T. Grant, Jr. became our Executive Vice President and Chief Financial Officer on April 4, 2008.  Mr. Grant, a licensed Certified Public Accountant, most recently served as a financial consultant at Pacific Gateway Capital in Greenville, South Carolina. From 1990 until 2007 he was employed by Ryan's Family Steak Houses, a division of Buffets Inc. Mr. Grant served as Chief Financial Officer at Ryan's and later as division president. Mr. Grant's background also includes nine years of public accounting experience with KPMG and Deloitte & Touche as well as three years with Barnett Banks of Florida.

Pete M. Pascuzzi

Pete M. Pascuzzi was promoted to Executive Vice President and Chief Operating Officer effective March 20, 2009. Prior to that, Mr. Pascuzzi served as Executive Vice President, Operations and President, Perkins Restaurants since January 2009, Executive Vice President, Corporate Restaurant Operations for the Perkins Restaurant & Bakery chain as well as Marie Callender’s since June 2008,  Senior Vice President, Corporate Operations since May 2007 and Vice President, Operations since January 2006.  Prior to joining our company in January 2006, Mr. Pascuzzi, spent thirty years in the industry where he held senior management positions at Sonic Restaurants, Inc., VICORP, Inc. Bakers Square Restaurants, Whataburger Inc., and Long John Silvers, Inc. He was awarded a B.A. degree from the University of Missouri.

Robert J. Winters

Robert J. Winters was promoted to Senior Vice President Franchise Sales, Franchise Operations and Restaurant Development in June 2008. He had served as Vice President, Franchise Operations and Development since 1999 and before that held a variety of executive positions in training, development and operations.  Prior to joining the Company in 1989, he worked for Carty & Co. Inc. in the financial services industry, and preceding that he was the director of company operations for Shoney’s South Inc.  Mr. Winters earned a Bachelor of Science Degree in Business Administration from Christian Brothers College in Memphis, TN.

Cheryl S. Ahlbrandt

Cheryl S. Ahlbrandt was promoted to Senior Vice President Marketing and Research & Development in June 2008.  She has responsibility for the Perkins & Marie Callender’s marketing teams and the research and development function.   Ms. Ahlbrandt, who joined the company in April 2006 as Vice President of Marketing, has over twenty years of advertising and marketing experience, the majority of which have been spent in the restaurant industry including working on both the Village Inn and Bakers Square brands as Vice President of Marketing for seven years and working as Regional Marketing Manager for Wendy's International and for various agencies on the McDonald's, Pizza Hut, Taco Bell and Buffets, Inc. brands.

Code of Ethics.

We have adopted the Perkins & Marie Callender’s Inc. Code of Business Conduct (the “Code”) which provides written standards that are reasonably designed to deter wrongdoing and to promote honest and ethical conduct; full, fair, accurate, timely and understandable public communications or filings; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the Code to an appropriate person identified within the Code; and accountability for adherence to the Code. All manager-level employees and above are required annually to sign an acknowledgement that they are in compliance with the standards outlined in the Code. A copy of the Code is available on our website, www.perkinsrestaurants.com. We intend to disclose any amendments to or waivers of our Code by posting the required information on our website or filing a Form 8-K within the required time periods.

Audit Committee.

P&MC’s Holding LLC has a standing audit committee which is comprised of the following members of its Board of Directors: William Pruellage, Chairman; Lee Cohn and Zane Tankel. Mr. Pruellage is the non-independent financial expert of the audit committee.

Item 11. Executive Compensation.

Compensation Discussion and Analysis.  This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers. It also places in perspective the data presented in the tables and narrative that follow.

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

Our executive officers’ compensation currently has two primary components — base compensation or salary and annual cash bonuses under a performance-based, non-equity incentive plan. In addition, we provide our executive officers a variety of benefits commensurate with their level of responsibility. We fix executive officer base compensation at a level we believe enables us to hire and retain individuals in a competitive environment and to reward individual performance and contribution to our overall business goals. We also take into account the base compensation payable by companies we believe to be our competitors and by other private and public companies with which we believe we generally compete for executives. To this end, we access applicable executive compensation surveys and other databases and review them when making executive officer hiring decisions, as well as annually when reviewing executive compensation. We designed our executive bonus plan to focus our management on achieving key corporate financial objectives, to motivate desired individual behaviors and to reward substantial achievement of these company financial objectives and individual goals. We utilize cash bonuses to reward performance achievements with a time horizon of one year or less, and we utilize salary as the base amount necessary to match our competitors for executive talent.

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

Our compensation committee’s current intent is to perform an annual strategic review of our executive officers’ compensation to determine whether they provide adequate incentives and motivation and whether they adequately compensate our executive officers relative to comparable officers in other companies with which we compete for executives. These companies may consist of public and private sector companies and may not all be restaurant companies. During 2008, our compensation committee met in May and December. Compensation committee meetings typically have included, for all or a portion of each meeting, not only the committee members, but also our chief executive officer. For compensation decisions relating to executive officers other than our chief executive officer, our compensation committee typically considers recommendations from the chief executive officer.

Benchmarking of Base Compensation.  In order to attract and retain seasoned executive officers, our compensation committee sets their base compensation after considering a variety of factors, including benchmarking. Our compensation committee realizes that using a benchmark may not always be appropriate but believes that it is an important element in determining base compensation. In instances where an executive officer is uniquely key to our success, our compensation committee may provide compensation in excess of benchmarked percentiles. Our compensation committee’s judgments with regard to market levels of base compensation are based on readily available market data, restaurant compensation surveys and general compensation surveys. The compensation committee’s use of benchmarking, along with other means of determining base pay, reflects consideration of our owners’ interests in paying what is necessary, but not significantly more than necessary, to achieve our corporate goals, while conserving cash as much as practicable. We believe that, given the industry in which we operate and the corporate culture we have created, our base compensation is generally sufficient to retain our existing executive officers and to hire new executive officers when and as required. The annual salary levels as of December 28, 2008 for each of our executive officers are reflected in the footnotes to the “Summary Compensation Table” below.

During March 2009, Mr. Pascuzzi was promoted to Executive Vice President and Chief Operating Officer.  In connection with his promotion, his base salary was increased to $400,000 from $317,000.  His new salary was determined by the Compensation Committee and our Chief Executive Officer based on 1) a recent review of salary levels for similarly situated employees at a representative selection of casual and family dining restaurants and 2) the relative salaries within the Company.

Cash Bonuses under Our Non-Equity Incentive Plan.  The 2008 executive bonus plan in effect for our executive officers as of December 28, 2008 provides cash bonus awards to reward members of our management team, including vice presidents and more senior executive officers. It contemplates the payment of a target bonus equal to a percentage of the executive officer’s current annual salary. Awards to executive officers are approved by our compensation committee. The current annual target bonus percentages are 70% for Mr. Trungale, 50% for Mr. Pascuzzi, 45% for Mr. Grant and 40% for Mr. Winters and Ms. Ahlbrandt; the maximum bonus payable as a percentage of base salary is currently 100% for Mr. Trungale, 75% for Mr. Pascuzzi, 67.5% for Mr. Grant and 60.0% for Mr. Winters and Ms. Ahlbrandt. We pay bonuses annually following the closing of our year-end accounting cycle.

In connection with his promotion to Executive Vice President and Chief Operating Officer, Mr. Pascuzzi’s annual and maximum incentive bonus targets were changed to 50% and 75% from 40% and 60%, respectively.  The targets were changed based on factors similar to his change in salary, as noted above.

As a result of the Combination in May 2006, the compensation committee elected to calculate fiscal year 2006 executive bonus awards using the individual executive bonus plan structures in place at WRG and Perkins as of the effective date of the Combination. For fiscal year 2007, the compensation committee of the Company adopted a single executive bonus plan.

The basis for the bonus calculation for our executive officers in fiscal years 2007 and 2008 was our consolidated EBITDA budget (earnings before interest, taxes, depreciation and amortization). No bonuses were paid to the executive officers of the Company for fiscal 2007 or 2008 because the EBITDA thresholds required to earn bonuses were not met.

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

Nonqualified Deferred Compensation Plan and Supplemental Executive Retirement Plan.  In October 2006, the deferred compensation plan, named the Successor Plan, was adopted. The terms of the Successor Plan provide enrollment for eligible employees of both Perkins and Marie Callender’s. The Successor Plan is a nonqualified defined contribution plan; the first 3% of eligible pay contributed to the plan by the executive is eligible for a 100% company matching contribution up to $6,000, which vests over a three-year period. The Company may elect to make additional contributions to an employee’s account. For purposes of the Successor Plan, eligible pay is defined as base pay and the eligible portion of any incentive award. The Successor Plan is available for enrollment on a voluntary, non-discriminatory basis to executive officers and other key employees.

Effective April 1, 2004 SERP I was established. The purpose of SERP I is to provide additional compensation for a select group of management and highly compensated employees who contribute materially to the continued growth of the Company. Contributions to SERP I are made at the discretion of the Company and participants vest at a rate of 25% for one to two years of service, 50% for at least three but less than five years of service and 100% for five or more years of service. The Company did not make contributions to SERP I in 2008 or 2007, but contributed $280,000 in 2006.

Severance and Change in Control Payments.  The Company provides severance and change in control arrangements for key executives in order to mitigate some of the risk that exists working in an environment where there is a meaningful likelihood that a change in control event may occur. These arrangements are intended to attract and retain qualified executives whose alternative job opportunities may appear more attractive absent these arrangements.  Change in control arrangements also serve to mitigate a potential disincentive to consideration and execution of a change in control, particularly where the services of executive officers may not be required at some point following the change in control.

Following the Combination, the employment of WRG’s chief executive officer Phillip Ratner was terminated in September 2006. In accordance with the terms of his written employment agreement, Mr. Ratner was entitled to receive the following: continued payment of his base salary in effect as of the date of his termination of employment ($1,000,000 for the two year period following the termination of his employment); a prorated portion of the executive bonus award he would have received had he remained employed with WRG for all of fiscal year 2006, determined based on WRG’s performance through the termination date; continuation of his health and life insurance and related coverages while he is receiving severance compensation; continuation of a monthly mortgage supplement based on the after-tax difference in housing cost between Heath, Texas, (Mr. Ratner’s former residence), and the cost of his housing in the area near WRG’s former office in Aliso Viejo, California. Mr. Ratner’s severance compensation ended in September 2008.

James W. Stryker resigned his position with the Company on April 4, 2008. In accordance with the terms of his written employment agreement, Mr. Stryker was entitled to receive the following: continued payment of his base salary in effect as of the date of his termination of employment ($328,000 for the one year period following the termination of his employment); the executive bonus award he would have received had he remained employed with the Company for all of fiscal year 2008 determined based on the Company’s performance through the termination date; continuation of his health and life insurance and related coverages while he is receiving severance compensation. Mr. Stryker’s severance compensation is payable in bi-weekly installments and shall be reduced by the amount of any employment income he receives during the period he is receiving severance compensation.

James F. Barrasso resigned his position with the Company on December 31, 2007. In accordance with the terms of his written employment agreement, Mr. Barrasso was entitled to receive the following: continued payment of his base salary in effect as of the date of his termination of employment ($260,000 for the one year period following the termination of his employment); the executive bonus award he would have received, determined based on the Company’s performance through the termination date; continuation of his health and life insurance and related coverages while he is receiving severance compensation. Mr. Barrasso’s severance compensation ended in December 2008.

For quantification of severance and change in control benefits, please see the discussion under “Severance and Change in Control Agreements” below.

Other Benefits.  Executive officers are eligible to participate in our employee benefit plans such as medical, dental, vision, group life, disability, accidental death and dismemberment insurance, and our 401(k) plan. For executive officers and certain other key employees, we provide supplemental life insurance, disability and long-term care coverage.  Our objective is to offer our executive officers and other key employees a benefits package that is competitive within our industry and labor markets.

Compensation Committee Report.  The compensation committee of the Board of Directors of P&MC’s Holding LLC has reviewed and discussed with management the information contained in the Compensation Discussion and Analysis section of this filing and recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Compensation Committee:

John K. Castle, Chairman
David B. Pittaway
Dr. John J. Connolly

Executive Compensation Tables.

The following table provides information regarding all plan and non-plan compensation awarded to or earned by each of our executive officers serving as such at the end of 2008 for all services rendered in all capacities to us during 2008, 2007 and 2006, respectively, based on the information available to us as of December 28, 2008. We refer to these executive officers as our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Stock Awards (2)	Non-Equity Incentive Plan Compensation (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (4)	All Other Compensation (5)	Total (6)
Joseph F. Trungale	2008	$629,658	—	—	—	43,040	$672,698
Director, President and Chief Executive Officer	2007	615,020	—	—	—	50,756	665,776
	2006	566,539	—	446,250	—	51,536	1,064,325
Fred T. Grant, Jr.	2008	211,268	—	—	(906)	134,694	345,056
Executive Vice President and Chief Financial Officer	2007	—	—	—	—	—	—
	2006	—	—	—	—	—	—
Pete M. Pascuzzi	2008	252,042	—	—	(7,845)	39,287	283,484
Executive Vice President, Operations and President, Perkins Restaurants	2007	230,360	—	—	416	35,511	266,287
	2006	202,115	—	80,325	—	27,523	309,963
Robert J. Winters	2008	227,268	—	—	(8,401)	37,597	256,464
Senior Vice President, Franchise Sales, Franchise Operations and Restaurant Development	2007	215,193	—	—	674	36,601	252,468
	2006	208,615	—	67,970	—	29,050	305,635
Cheryl S. Ahlbrandt	2008	220,000	—	—	(3,031)	26,877	243,846
Senior Vice President, Marketing and Research & Development	2007	201,139	—	—	53	29,031	230,223
	2006	138,462	—	49,431	—	15,409	203,302
James W. Stryker	2008	159,378	—	—	(32,656)	268,108	394,830
Former Executive Vice President and Chief Financial Officer	2007	317,042	—	—	4,283	44,496	365,821
	2006	304,111	—	144,585	14,364	36,959	500,019
Charles A. Conine	2008	152,563	—	—	(12,090)	20,898	161,371
Former Executive Vice President, Human Resources and Administration	2007	236,089	—	—	15,195	52,205	303,489
	2006	224,722	—	107,865	2,305	237,520	572,412
____________

(1)
The amounts in this column include any salary contributed by the named executive officer to our nonqualified deferred compensation and 401(k) plans. In their May and December 2008 meetings, our compensation committee approved annual base compensation for these executive officers as follows: Mr. Trungale — $625,000; Mr. Grant — $280,000; Mr. Winters — $235,000; Ms. Ahlbrandt — $228,800.  In March 2009, the compensation committee approved annual base compensation for Mr. Pascuzzi of $400,000 in connection with his promotion to Chief Operating Officer.

(2)
On April 1, 2007, pursuant to strip subscription agreements, 17,673 Class A Units and 17,673 Class C Units were sold to certain of the company’s executives at $100.00 per unit and $0.01 per unit, respectively. This transaction is described more fully in Note 16 to the consolidated financial statements, “P&MC’s Holding LLC Equity Plan and Other Equity Transactions” and Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

(3)
The amounts in this column represent total performance-based bonuses earned for services rendered during 2008, 2007 and 2006, respectively. No bonuses were paid to the executive officers based on the actual financial results of the Company for fiscal 2008 or 2007. Bonuses were earned during 2006 and were based entirely on our financial performance and the executive officer’s performance against his or her specified individual objectives; these bonus amounts were paid in 2007 for 2006 bonus amounts.

(4)	Amounts represent Nonqualified Deferred Compensation Plan earnings.

(5)	See table below for detail of amounts in this column.

(6)	The dollar value in this column for each named executive officer represents the sum of all compensation reflected in the preceding columns.

All Other Compensation
	Year	Vehicle Allowance	Club Dues	Relocation (1)	Loan Forgiveness (2)	Life Insurance Premiums	Medical Insurance Premiums	401(k) Matching Contributions	NQDC Matching Contributions (3)	Legal Fees (4)	Severance Payments (5)	Total
Joseph F. Trungale	2008	$9,600	4,785	—	—	8,625	20,030	—	—	—	—	$43,040
	2007	9,600	6,897	—	—	8,625	25,634	—	—	—	—	50,756
	2006	9,600	6,336	—	—	8,625	26,420	—	—	555	—	51,536
Fred T. Grant, Jr.	2008	7,600	1,040	107,380	—	4,128	8,084	—	6,462	—	—	134,694
	2007	—	—	—	—	—	—	—	—	—	—	—
	2006	—	—	—	—	—	—	—	—	—	—	—
Pete M. Pascuzzi	2008	9,600	—	—	—	5,449	17,191	—	7,047	—	—	39,287
	2007	9,600	—	—	—	5,422	16,149	—	4,340	—	—	35,511
	2006	8,000	—	—	—	5,000	14,523	—	—	—	—	27,523
Robert J. Winters	2008	9,600	1,386	—	—	5,412	14,078	100	7,021	—	—	37,597
	2007	9,600	1,223	—	—	5,396	13,322	100	6,960	—	—	36,601
	2006	9,600	—	—	—	5,378	13,972	100	—	—	—	29,050
Cheryl S. Ahlbrandt	2008	9,600	1,386	—	—	5,399	10,492	—	—	—	—	26,877
	2007	9,600	1,223	—	—	5,370	9,872	—	2,966	—	—	29,031
	2006	6,400	—	—	—	3,960	5,049	—	—	—	—	15,409
James W. Stryker	2008	3,177	474	—	—	2,113	5,602	100	—	—	256,642	268,108
	2007	11,800	1,223	—	—	7,849	16,729	145	6,750	—	—	44,496
	2006	11,104	696	—	—	7,826	7,185	1,234	8,359	555	—	36,959
Charles A. Conine	2008	5,900	749	—	—	5,220	5,269	100	3,660	—	—	20,898
	2007	11,800	1,223	16,736	—	5,440	10,133	123	6,750	—	—	52,205
	2006	11,104	618	109,953	90,455	5,423	2,522	554	16,336	555	—	237,520
____________

(1)
In connection with their relocation to Memphis, TN, the Company incurred various relocation payments on behalf of Mr. Grant and Mr. Conine, including non-recurring closing costs on the sale of their primary residence, temporary housing in Memphis, and the cost of transferring household goods and vehicles.

(2)	In connection with the Combination, a loan outstanding to Mr. Conine was forgiven in exchange for the surrender of WRG securities pledged as security for the loan.

(3)
Amounts represent contributions made by the Company and are discussed under “Nonqualified Deferred Compensation” below. 2006 amounts include a discretionary contribution equal to $6,542 for Mr. Stryker and $14,438 for Mr. Conine. These amounts were awarded in early 2007 based on account balances as of December 31, 2006.

(4)	For 2006, legal fees totaling $2,220 in the aggregate were paid on behalf of our executive officers for advice rendered in connection with their employment agreements.

(5)
2008 severance amounts include $8,623 for vehicle allowances paid to Mr. Stryker in addition to salary continuation amounts.  Mr. Stryker also received medical and life insurance premium reimbursements totaling $15,206 and $5,736, respectively, which were paid in addition to salary continuation amounts and are included in the 2008 severance amounts.

Pension Benefits.  The PMCI Supplemental Executive Retirement Plan I (“SERP I”) was established by the Company on April 1, 2004 and amended and restated on November 1, 2006. Mr. Trungale,  Mr. Pascuzzi and Mr. Winters participated in SERP I in 2008. Contributions vest at a rate of 25% for one to two years of service, 50% for at least three but less than five years of service and 100% for five or more years of service.

The following table provides information regarding all plans providing for payments or other benefits at, following, or in connection with retirement for each of our executive officers serving as such at the end of 2008, based on the information available to us as of December 28, 2008.

Pension Benefits—2008

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Joseph F. Trungale	SERP I	4	$147,147	—
Fred T. Grant, Jr.	—	—	—	—
Pete M. Pascuzzi	SERP I	4	29,013	—
Robert J. Winters	SERP I	4	29,013	—
Cheryl S. Ahlbrandt	—	—	—	—
James W. Stryker	—	—	—	—
Charles A. Conine	—	—	—	—

Nonqualified Deferred Compensation.  The following table provides information regarding all plans providing for the deferral of compensation on a basis that is not tax-qualified for each of our executive officers, based on the information available to us as of December 28, 2008.

Nonqualified Deferred Compensation—2008

Name	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year (2)	Aggregate Earnings(Losses) in Last Fiscal Year (3)	Aggregate Withdrawals/Distributions	Aggregate Balance at Last Fiscal Year End
Joseph F. Trungale	$—	—	—	—	$—
Fred T. Grant, Jr.	12,923	6,462	(906)	—	18,478
Pete M. Pascuzzi	12,870	7,047	(7,845)	—	27,926
Robert J. Winters	7,131	7,021	(8,401)	—	21,970
Cheryl S. Ahlbrandt	—	—	(3,031)	—	4,931
James W. Stryker	—	—	(32,656)	82,828	49
Charles A. Conine	3,660	3,660	(12,090)	252,940	—
____________

(1)	Amounts represent deferred salary and are reflected as such in the Salary column of the Summary Compensation Table.

(2)
Amounts represent contributions made by the Company and are reflected as such in the All Other Compensation column of the Summary Compensation Table, as well as in the NQDC Matching Contributions column of the All Other Compensation Table.

(3)	Amounts are also reflected in the Change in Pension Value and Nonqualified Deferred Compensation Earnings column of the Summary Compensation Table.

In connection with the Combination, the Company terminated its nonqualified deferred compensation plan. In October 2006, a new plan (the “Successor Plan”) was adopted. The terms of the new plan are similar to the terminated plan and provide enrollment for eligible employees of both Perkins and Marie Callender’s. The Successor Plan is available for enrollment on a voluntary, non-discriminatory basis to executive officers and other key employees.

The Successor Plan is a nonqualified defined contribution plan; the first 3% of eligible pay contributed to the plan by the executive is eligible for a 100% company matching contribution up to $6,000, which vests over a three year period. The Company may elect to make additional contributions to an employee’s account. For purposes of the Successor Plan, eligible pay is defined as base pay and the eligible portion of any incentive award.

Deferrals are made at the direction of the executive and are for a specific term and on a pre-tax basis. No distributions will occur until the executive’s retirement, disability, death, separation from employment or financial hardship. Upon the occurrence of one of these events, periodic payments are distributed as elected by the executive in accordance with the Successor Plan’s waiting period for such payments or upon a change in control event or other action by the Board of Directors which results in termination of the Successor Plan. Participating employees choose from a variety of investment units selected by the Company, none of which contain any securities of the Company. The fund(s) chosen, dividend calculations and market fluctuations will determine any gain or loss to the employee balances; employee fund elections, including allocations of investments among the various investment units offered, may be changed by the employee as frequently as desired. Messrs. Stryker and Conine participated in a predecessor plan at WRG, the terms of which provided no company matching contributions; participant changes to fund selection or percentage allocations were limited to once monthly. Subsequent to the Combination the WRG predecessor plan was terminated and employee balances were transferred to the Successor Plan. Messrs. Grant, Stryker, Conine, Pascuzzi and Winters, as well as Ms. Ahlbrandt, participated in the Successor Plan in 2008.

Severance and Change in Control Agreements.  As of December 28, 2008, the Company maintained formal severance arrangements, as part of formal employment agreements for each of Messrs. Trungale, Grant and Pascuzzi. In addition, the Company is party to a severance arrangement with Mr. Stryker, pursuant to which it is currently paying him severance.  The terms of these arrangements are discussed under “Employment Agreements” below. The employment agreements include a provision for severance compensation which would be payable to each executive officer in the event his employment is terminated for “Good Reason” or “Without Cause”. The following definitions apply to these arrangements:

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

The term “Good Reason” shall mean: (i) the assignment to the executive of duties and responsibilities not commensurate with his current job title; (ii) the failure of the Company to provide Base Salary, bonus opportunity and benefits to the executive as required in his employment agreement; or (iii) the failure of the Company to adhere in any substantial manner to any of its other covenants in the employment agreement, provided that any of the foregoing continues for a period of twenty days after written notice specifying the nature thereof and requesting that it be cured, is given to the Company by the executive. If a Change in Control has occurred, the term “Good Reason” shall also mean (iv) any other action by the Company which results in a diminishment in the executive’s position, authority, duties or responsibilities to any substantial degree; (v) any material adverse change in the executive’s benefits or perquisites; or (vi) the Company’s requiring the executive to be based at any office or location more than fifty miles from that which the executive is based immediately prior to the Change in Control. The executive’s election to terminate his employment for Good Reason shall in no way limit or restrict his remedies at law or equity for a breach of his employment agreement.

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

The following table provides the current potential payments for each named executive officer upon termination for Good Reason or Without Cause:

	Salary	Benefits
Name	(1)	(2)
Individuals with 24 months continuation:
Joseph F. Trungale	$1,250,000	57,310
Individuals with 12 months continuation:
Fred T. Grant, Jr.	280,000	15,190
Pete M. Pascuzzi	400,000	22,640
____________

(1)	Reflects 24 months of continued salary in the case of Mr. Trungale and 12 months of continued salary in the cases of Mr. Grant and Mr. Pascuzzi.

(2)
Reflects 24 months of continued health (medical, dental and vision) and life insurance in the case of Mr. Trungale and 12 months of continued health (medical, dental and vision) and life insurance in the cases of Mr. Grant and Mr. Pascuzzi.

Employment Agreements.  Written employment agreements have been entered into with certain executive officers, as described below:

Joseph F. Trungale

Effective June 1, 2007 the Company and Mr. Trungale executed an employment agreement which provides employment arrangements as follows: (1)  the initial term is three years and the agreement renews automatically for successive one-year terms unless either party provides notice of termination; (2)  annual base compensation is $625,000, and a minimum of twenty-four months of base salary and benefits are provided in the event employment is terminated Without Cause or for Good Reason; (3)  a prorated incentive bonus in the fiscal year in which employment terminates, to be awarded if Mr. Trungale’s termination occurs for reasons other than Cause; and  (4) an annual incentive bonus target award of 70% of base compensation, with a maximum award of 100% of base compensation.

Fred T. Grant, Jr.

Effective March 17, 2008 the Company and Mr. Grant executed an employment agreement which provides employment arrangements as follows: (1)  the initial term is eighteen months and the agreement renews automatically for successive one-year terms unless either party provides notice of termination; (2)  annual base compensation is $280,000, and a minimum of twelve months of base salary and benefits are provided in the event employment is terminated Without Cause or for Good Reason; (3)  a prorated incentive bonus in the fiscal year in which employment terminates, to be awarded if Mr. Grant’s termination occurs for reasons other than Cause; and (4) an annual incentive bonus target award of 45% of base compensation, with a maximum award of 67.5% of base compensation.

Pete M. Pascuzzi

Effective August 1, 2008 the Company and Mr. Pascuzzi executed an employment agreement which provides employment arrangements as follows: (1)  the initial term is eighteen months and the agreement renews automatically for successive one-year terms unless either party provides notice of termination; (2)  annual base compensation is $257,400, and a minimum of twelve months of base salary and benefits are provided in the event employment is terminated Without Cause or for Good Reason; (3)  a prorated incentive bonus in the fiscal year in which employment terminates, to be awarded if Mr. Pascuzzi’s termination occurs for reasons other than Cause; and (4) an annual incentive bonus target award of 45% of base compensation, with a maximum award of 67.5% of base compensation.  In connection with his promotion to Chief Operating Officer in March 2009, Mr. Pascuzzi's base compensation and annual and maximum incentive bonus targets were changed to $4000,000, 50% and 75%, respectively.

Director Compensation.

Four non-employee directors receive remuneration for their services as members of the Board of Directors of P&MC’s Holding LLC. Allen J. Bernstein provides consulting services to the Company and also serves as non-executive chairman of the Board of Directors; the annual fee payable for his combined services is $200,000. Our remaining non-employee directors are compensated as follows: $8,750 per meeting attended for Dr. Connolly, and $5,000 per meeting for Mr. Tankel and Mr. Cohn. Our employed director, Mr. Trungale, receives no additional compensation for his service on the Board.

The following table sets forth a summary of the compensation earned by our non-employee directors in 2008:

Name and Principal Position	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Allen J. Bernstein, Non-Executive Chairman	$200,000	—	—	—	—	—	$200,000
Zane Tankel, Director	20,000	—	—	—	—	—	20,000
Lee Cohn, Director	20,000	—	—	—	—	—	20,000
Dr. John J. Connolly, Director	35,000	—	—	—	—	—	35,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management.  Perkins & Marie Callender’s Holding Inc., our parent, holds all of our issued and outstanding capital stock. Perkins & Marie Callender’s Holding Inc. is a direct wholly owned subsidiary of P&MC’s Holding Corp., who is a direct wholly owned subsidiary of P&MC’s Holding LLC. The following table sets forth information with respect to the beneficial ownership of buyer parent’s equity interests by:

•	Each person who is known by us to beneficially own 5% or more of P&MC’s Holding LLC’s outstanding equity;

•	Each member of P&MC’s Holding LLC’s board of directors;

•	Each of our executive officers named in the executive compensation table; and

•	All members of P&MC’s Holding LLC’s board of directors and our executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge, each of the holders of units of ownership interests listed below has sole voting and investment power as to the units owned unless otherwise noted. The holders of Class A units will not ordinarily have the right to vote on matters to be voted on by unit holders. Holders of Class A-1, Class A, Class B and Class C units will also have different rights with respect to distributions.

Name and Address of Beneficial Owner	Number of Class A-1 Units	% of Total Class A-1 Units	Number of Class A Units	% of Total Class A Units	Number of Class B Units	% of Total Class B Units	Number of Class C Units	% of Total Class C Units
Castle Harlan Partners IV, L.P. (1)(2)	22,992.2	57.3%	591,138.1	52.9%	607,086.2	53.0%	—	—
Castle Harlan Partners III, L.P. (1)(2)	16,242.9	40.5%	418,387.3	37.5%	434,630.2	38.0%	—	—
John K. Castle (1)(3)	39,996.0	99.7%	1,029,577.6	92.2%	1,062,529.6	92.8%	—	—
Donald N. Smith (1)	—	—	64,993.5	5.8%	64,993.5	5.7%	—	—
Joseph F. Trungale (1)	—	—	7,363.9	0.7%	—	—	40,616.2	37.4%
Pete M. Pascuzzi (1)	—	—	1,288.7	0.1%	—	—	9,103.0	8.4%
Cheryl S. Ahlbrandt (1)	—	—	920.5	0.1%	—	—	6,074.6	5.6%
Robert J. Winters (1)	—	—	1,288.7	0.1%	—	—	8,105.4	7.5%
Allen J. Bernstein (1)	—	—	1,657.7	0.1%	8,061.4	0.7%	—	—
David B. Pittaway (1)	—	—	224.2	0.0%	224.2	0.0%	—	—
William M. Pruellage (1)	—	—	22.4	0.0%	22.4	0.0%	—	—
Total Units (including those listed above)	40,118.7	100.0%	1,116,598.1	100.00%	1,144,566.4	100.00%	108,540.4	100.00%
____________

(1)
The address for CHP IV, CHP III and Messrs. Castle, Pittaway and Pruellage is c/o Castle Harlan, Inc., 150 East 58th Street, New York, New York 10155. The address for Mr. Bernstein is c/o Endeavor Restaurant Group, P.O. Box 3758, New Hyde Park, New York 11040. The address for Mr. Smith is 90 Hawthorne Lane, Barrington, Illinois 60010, and the address for the executive officers named in the table is 6075 Poplar Avenue, Suite 800, Memphis, Tennessee 38119.

(2)
Includes units of ownership interests held by related entities and persons, all of which may be deemed to be beneficially owned by CHP IV and CHP III, respectively. Each of CHP III and CHP IV disclaim beneficial ownership of these units.

(3)
John K. Castle, a member of P&MC’s Holding LLC’s board of directors, is the controlling stockholder of Castle Harlan Partners IV, G.P., Inc., the general partner of the general partner of CHP IV, and as such may be deemed a beneficial owner of the units of P&MC’s Holding LLC owned by CHP IV and its affiliates. Mr. Castle is also the controlling stockholder of Castle Harlan Partners III, G.P., Inc., which is the general partner of the general partner of CHP III, and as such may be deemed a beneficial owner of the units of P&MC’s Holding LLC owned by CHP III and its affiliates. Mr. Castle disclaims beneficial ownership of all units in excess of his proportionate partnership share of CHP IV, CHP III and their respective affiliates.

Securities Authorized for Issuance Under Equity Compensation Plans.  Effective April 1, 2007, P&MC’s Holding LLC established a management equity incentive plan for the benefit of key Company employees. The Equity Plan provides the following two types of equity ownership in P&MC’s Holding LLC: (i) Incentive Units, which generally vest over four years of continuous service and have no contractual term, and (ii) Strip Subscription Units, which consist of Class A Units and Class C Units, ownership of which is effective April 1, 2007. The Equity Plan provides for accelerated vesting of Incentive Units in the event of a change in control. The executive officers and certain other officers of the Company purchased Strip Subscription Units through direct investment in P&MC’s Holding LLC.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with Management and Others.

Management Agreement:

We are party to a management agreement with Castle Harlan under which Castle Harlan provides business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to our parent and us. As compensation for those services, we pay Castle Harlan an annual management fee equal to 3% of the aggregate equity contributions made by CHP IV and CHP III and their affiliates (including their limited partners), payable quarterly in advance. If, at any time, CHP IV or CHP III or their affiliates (including their limited partners) make any additional equity contributions to any of our parent or us, we will pay Castle Harlan an annual management fee equal to 3% of each such equity contribution. We will also pay or reimburse Castle Harlan for all out-of-pocket fees and expenses incurred by Castle Harlan and any advisors, consultants, legal counsel and other professionals engaged by Castle Harlan to assist in the provision of services under the management agreement.

The management agreement is for an initial term expiring December 31, 2012 and is subject to renewal for consecutive one-year terms unless terminated by Castle Harlan or us upon 90 days notice prior to the expiration of the initial term or any annual renewal. We also indemnify Castle Harlan, its officers, directors and affiliates from any losses or claims suffered by them as a result of services they provide us. Payment of management fees is subject to restrictions contained in the Secured Notes Indenture, the 10% Senior Note Indenture and the New Revolver.  As of December 28, 2008 and December 30, 2007, other liabilities in our consolidated balance sheet includes past due management fees of $6,614,000 and $7,832,000, respectively.

We paid Castle Harlan $4,894,000, $3,576,000 and $3,635,000 in annual management fees during the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively.

During the quarter ended October 5, 2008, certain affiliates of Castle Harlan made a $4,000,000 payment to the lenders under our pre-existing revolving credit facility in satisfaction of their guarantee under the March 2008 amendment to the term loan.  This amount became a subordinated obligation of the Company and immediately prior to the consummation of the refinancing, the affiliates of Castle Harlan relinquished and canceled the indebtedness in exchange for 39,996 Class A-1 units and 39,996 Class B units of P&MC’s Holding LLC.  Also, during the quarter, the Company received an additional equity contribution of $8,500,000 from our indirect parent, P&MC’s Holding Corp.

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

Independent Directors.

The following directors of P&MC’s Holding LLC are independent directors within the meaning of Rule 4200 of the NASDAQ Stock Market:   Dr. John J. Connolly; Lee Cohn; and Zane Tankel.

Item 14. Principal Accounting Fees and Services.

Independent Auditor Fees.

It is the Audit Committee's policy to review and approve in advance the Company's independent auditor's annual engagement letter, including the proposed fees contained therein, as well as all audit and permitted non-audit engagements and relationships between the Company and its independent auditors.

The following table sets forth fees for services of Deloitte & Touche LLP provided to the Company for fiscal 2008 and 2007:

	2008	2007
Deloitte & Touche LLP
Audit fees	$707,000	675,000
Audit-related fees (1)	112,000	—
Tax fees	—	—
Total	819,000	675,000

(1)  Represents fees related to the issuance of a comfort letter in connection with the Company’s September 24, 2008 offering of Secured Notes.

Services Provided by the Independent Auditors.

Pursuant to rules adopted by the Securities and Exchange Commission, the fees paid to Deloitte & Touche for services provided are presented in the table above under the following categories:

Audit Fees.  These are fees for professional services performed by Deloitte & Touche for the audit and review of our annual financial statements that are normally provided in connection with statutory and regulatory filings or engagements related to Securities and Exchange Commission matters.

Audit-Related Fees.  These are fees for assurance and related services performed by Deloitte & Touche that are reasonably related to the performance of the audit or review of our financial statements. This includes comfort letters, consents and other services that are not required by statute or regulation.

Tax Fees.  These are fees for professional services performed by Deloitte & Touche with respect to tax compliance, tax advice and tax planning.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1. Financial Statements filed as part of this report are listed below:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Operations for the years ended December 28, 2008, December 30, 2007 and December 31, 2006.

Consolidated Balance Sheets at December 28, 2008 and December 30, 2007.

Consolidated Statements of Stockholder’s Investment for the years ended December 28, 2008, December 30, 2007 and December 31, 2006.

Consolidated Statements of Cash Flows for the years ended December 28, 2008, December 30, 2007 and December 31, 2006.

Notes to Consolidated Financial Statements.

2. The following Financial Statement Schedule for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 is included:

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

3.1*	Certificate of Amendment of Certificate of Incorporation of The Restaurant Company dated August 7, 2006.
3.2*	Certificate of Amendment of Certificate of Formation of TRC Realty LLC dated December 5, 2006.
4.1*	First Supplemental Indenture, dated as of April 28, 2006, by and among The Restaurant Company, the Guarantors and The Bank of New York, as trustee.
4.2*	Form of 10% Senior Notes due 2013 (included in Exhibit 4.1)
4.3*	Form of Guarantee (included in Exhibit 4.1)
10.1**	Purchase Agreement, dated September 24, 2008, by and among Perkins & Marie Callender’s Inc., the Guarantors named therein, and Jefferies & Company, Inc.
10.2**	Indenture, dated as of September 24, 2008, among Perkins & Marie Callender’s Inc., the Guarantors named therein, and The Bank of New York Mellon, as Trustee.

Exhibit No.
10.3**	Form of 14% Senior Secured Notes due 2013 (included in Exhibit 10.2).
10.4**	Form of Guarantee (included in Exhibit 10.2).
10.5**	Security Agreement, dated as of September 24, 2008, among the Grantors listed therein and those additional entities that become parties thereby, and The Bank of New York Mellon, as Trustee.
10.6**	Trademark Security Agreement, dated as of September 24, 2008, among the Grantors listed therein and those additional entities that become parties thereby, and The Bank of New York Mellon, as Trustee.
10.7**	Intercreditor Agreement, dated as of September 24, 2008, between Wells Fargo Foothill, LLC, as First Priority Agent, and The Bank of New York Mellon, as Second Priority Agent.
10.8**
Credit Agreement, dated September 24, 2008, among Perkins & Marie Callender’s Holding Inc., as Parent, Perkins & Marie Callender’s Inc., as Borrower, the lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent.

10.9**	Security Agreement, dated as of September 24, 2008, among Perkins & Marie Callender’s Holding Inc. and each of its subsidiaries signatory thereto, as grantors, and Wells Fargo Foothill, LLC.
10.10**	Trademark Security Agreement, dated as of September 24, 2008, among the grantors thereto and Wells Fargo Foothill, LLC.
10.11***+	Employment Agreement between Perkins & Marie Callender’s Inc. and Joseph F. Trungale, President and Chief Executive Officer
10.12***+	Employment Agreement between Perkins & Marie Callender’s Inc. and Charles A. Conine, Executive Vice President, Human Resources & Administration
10.13****+	Employment Agreement between Perkins & Marie Callender’s Inc. and Fred T. Grant, Jr., Executive Vice President and Chief Financial Officer
10.14+	Employment Agreement between Perkins & Marie Callender’s Inc. and Pete M. Pascuzzi, Executive Vice President, Operations and President, Perkins Restaurants
21.1*	List of subsidiaries of Perkins & Marie Callender’s Inc.
31.1	Chief Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302
31.2	Chief Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.
32.1	Chief Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.
32.2	Chief Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.

*	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-131004), originally filed on January 12, 2006.

**	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K/A, originally filed on October 3, 2008.

***	Previously filed as an exhibit to the Annual Report on Form 10-K (File No. 333-57925), originally filed on June 27, 2007.

****	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, originally filed on March 18, 2008.

+         Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized, on this the 30th day of March 2009.

PERKINS & MARIE CALLENDER’S INC.

By: /s/ Joseph F. Trungale
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on this the 30th day of March 2009.

Signature	Title
/s/ Joseph F. Trungale	President and Chief Executive Officer
Joseph F. Trungale	(Principal Executive Officer)

/s/ Fred T. Grant, Jr.	Executive Vice President and Chief Financial Officer
Fred T. Grant, Jr.	(Principal Financial and Accounting Officer)

We have not sent, and do not intend to send, an annual report to security holders covering our last fiscal year, nor have we sent a proxy statement, form of proxy or other soliciting material to our security holders with respect to any annual meeting of security holders.

SCHEDULE II

PERKINS & MARIE CALLENDER’S INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B		Column C		Column D		Column E
			Additions
Description	Balance at Beginning of Period	Business Combination	Charged to Costs & Expenses	Charged to Other Accounts	Deductions from Reserves		Balance at Close of Period
FISCAL YEAR ENDED DECEMBER 28, 2008
Allowance for Doubtful Accounts	$1,542	0	79	0	(667)	(a)	954
FISCAL YEAR ENDED DECEMBER 30, 2007
Allowance for Doubtful Accounts	1,624	0	77	0	(159)	(a)	1,542
FISCAL YEAR ENDED DECEMBER 31, 2006
Allowance for Doubtful Accounts	1,683	0	433	0	(492)	(a)	1,624
Reserve for Disposition of Assets	$156	0	0	0	(156)		0
____________

(a)	Represents uncollectible accounts written off, net of recoveries, and net costs associated with sublease receivables for which a reserve was established.