Form 10-Q
period 2009-04-19
PERKINS & MARIE CALLENDER'S INC
filed 2009-06-03
CIK 1047040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 19, 2009

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
Yes  ☑                No  0

Indicate by ☑check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐                No  0

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
Yes             ☐       No              ☑
Number of shares of common stock outstanding as of June 3, 2009: 10,820.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PERKINS & MARIE CALLENDER’S INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Quarter	Quarter
	Ended	Ended
	April 19, 2009	April 20, 2008
REVENUES:
Food sales	$160,877	173,468
Franchise and other revenue	8,376	8,932
Total revenues	169,253	182,400
COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	42,974	50,402
Labor and benefits	55,325	59,489
Operating expenses	45,701	46,953
General and administrative	14,089	15,017
Depreciation and amortization	7,356	7,606
Interest, net	13,615	10,277
Asset impairments and closed store expenses	862	76
Other, net	(961)	(59)
Total costs and expenses	178,961	189,761
Loss before income taxes	(9,708)	(7,361)
Provision for income taxes	-	(181)
Net loss	(9,708)	(7,542)
Less: net earnings attributable to noncontrolling interests	46	46
Net loss attributable to Perkins & Marie Callender's Inc.	$(9,754)	(7,588)

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 19,	December 28,
	2009	2008
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$3,283	4,613
Restricted cash	9,872	10,140
Receivables, less allowances for doubtful accounts of $939 and $954 in 2009 and 2008, respectively	16,214	21,386
Inventories	11,434	12,300
Prepaid expenses and other current assets	4,415	2,996
Total current assets	45,218	51,435

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $130,094 and $125,951 in 2009 and 2008, respectively	87,974	93,500
INVESTMENT IN UNCONSOLIDATED PARTNERSHIP	38	48
GOODWILL	9,836	9,836
INTANGIBLE ASSETS, net of accumulated amortization of $20,689 and $19,963 in 2009 and 2008, respectively	150,121	150,847
OTHER ASSETS	17,546	17,842
TOTAL ASSETS	$310,733	323,508

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par and share amounts)

	April 19,	December 28,
	2009	2008
LIABILITIES AND EQUITY (DEFICIT)	(Unaudited)

CURRENT LIABILITIES:
Accounts payable	$13,356	18,295
Accrued expenses	47,522	47,040
Franchise advertising contributions	5,430	5,316
Current maturities of long-term debt and capital lease obligations	373	382
Total current liabilities	66,681	71,033

LONG-TERM DEBT, less current maturities	316,317	316,534
CAPITAL LEASE OBLIGATIONS, less current maturities	13,596	13,715
DEFERRED RENT	15,751	15,343
OTHER LIABILITIES	19,029	17,741

EQUITY (DEFICIT):
Common stock, $.01 par value; 100,000 shares authorized;
10,820 issued and outstanding	1	1
Additional paid-in capital	149,851	149,851
Accumulated other comprehensive income (loss)	(9)	(4)
Accumulated deficit	(270,675)	(260,921)
Total stockholder's investment (deficit)	(120,832)	(111,073)
Noncontrolling interests	191	215
Total equity (deficit)	(120,641)	(110,858)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$310,733	323,508

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Quarter	Quarter
	Ended	Ended
	April 19, 2009	April 20, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,708)	(7,542)

Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	7,356	7,606
Asset impairments	202	232
Amortization of debt discount	474	102
Other non-cash income and expense items	(709)	(223)
Loss (gain) on disposition of assets	660	(156)
Equity in net loss (income) of unconsolidated partnership	10	(2)
Net changes in operating assets and liabilities	3,399	(9,349)
Total adjustments	11,392	(1,790)
Net cash provided by (used in) operating activities	1,684	(9,332)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,474)	(5,728)
Proceeds from sale of assets	476	-
Net cash used in investing activities	(1,998)	(5,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from terminated revolver	-	2,700
Repayment of terminated revolver	-	(3,200)
Proceeds from Revolver	7,443	-
Repayment of Revolver	(8,128)	-
Repayment of Term Loan	-	(500)
Repayment of capital lease obligations	(128)	(157)
Repayment of other debt	(6)	(6)
Debt financing costs	(127)	(1,056)
Lessor financing of new restaurants	-	1,542
Distributions to noncontrolling interest holders	(70)	(168)
Repurchase of equity ownership units in P&MC's Holding LLC	-	(185)
Net cash used in financing activities	(1,016)	(1,030)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,330)	(16,090)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	4,613	19,032
Balance, end of period	$3,283	2,942

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Organization

Perkins & Marie Callender’s Inc. (together with its consolidated subsidiaries collectively the “Company”, “we” or “us”), is a wholly-owned subsidiary of Perkins & Marie Callender’s Holding Inc. Perkins & Marie Callender’s Holding Inc. is a wholly-owned subsidiary of P&MC’s Holding Corp., which is a wholly-owned subsidiary of P&MC’s Holding LLC, which is principally owned by affiliates of Castle Harlan, Inc. The Company is the sole equity holder of Wilshire Restaurant Group, LLC.

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

Through our bakery goods manufacturing segment (“Foxtail”), we also offer pies, muffin batters, cookie doughs, pancake mixes, and other food products for sale to our Perkins and Marie Callender’s Company-operated and franchised restaurants and to unaffiliated customers, such as food service distributors.

Wilshire Restaurant Group, LLC owns 100% of the outstanding common stock of Marie Callender Pie Shops, Inc. (“MCPSI”). MCPSI owns and operates restaurants and has granted franchises under the name Marie Callender’s and Marie Callender’s Grill. MCPSI also owns 100% of the outstanding common stock of M.C. Wholesalers, Inc. M.C. Wholesalers, Inc. operates a commissary that produces bakery goods. MCPSI also owns 100% of the outstanding common stock of FIV Corp., which owns and operates one restaurant under the name East Side Mario’s.

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

The results of operations for the interim period ended April 19, 2009 are not necessarily indicative of operating results for the full year. The consolidated interim financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2009.

(3) Accounting Reporting Period

Our financial reporting is based on thirteen four-week periods ending on the last Sunday in December. The first quarter each year includes four four-week periods, and the second, third and fourth quarters each typically include three four-week periods.  The first quarter of 2009 ended April 19 and the first quarter of 2008 ended April 20.  The second, third and fourth quarters of 2009 will end July 12, October 4 and December 27, respectively.

(4) Operations, Financial Position and Liquidity

At April 19, 2009, we had a negative working capital balance of $21,463,000 and a total stockholder’s deficit of $120,832,000.  At April 19, 2009, we had $3,283,000 in unrestricted cash and cash equivalents and $13,111,000 of borrowing capacity under our revolving credit facility.

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

We have experienced a decline in same store sales and an increase in net losses in recent quarterly periods.  The recent turmoil in the economy has adversely affected our guest counts and, in turn, our net loss and cash generated by operations.  The Company expects to incur a net loss in 2009.  In order to improve the cash flows in our business, we have introduced a new breakfast program at our Marie Callender’s restaurants, implemented price increases, improved systems to more effectively manage our food and labor costs, upgraded our management staff and certain equipment in our Foxtail division to drive higher operating efficiencies, reduced overall planned capital expenditures for 2009,and eliminated several salaried positions.  Management expects these initiatives together with the Company’s cash provided by operations and borrowing capacity to provide sufficient liquidity for at least the next twelve months.  However, there can be no assurance as to whether these or other actions will enable us to generate sufficient cash flow to fund our operations and service our debt.

(5) Gift Cards

The Company issues gift cards and prior to March 2005, issued gift certificates (collectively, “gift cards”) that contain no expiration dates or inactivity fees.  The Company recognizes revenue from gift cards when they are redeemed by the customer.  The Company recognizes income from unredeemed gift cards (“gift card breakage”) when there is sufficient historical data to support an estimate, the likelihood of redemption is remote and there is no legal obligation to remit the unredeemed gift card balances to the state tax authorities under their escheat regulations.   The gift card breakage rate is determined based on historical redemption patterns and gift card breakage is included in other, net in the Consolidated Statements of Operations.  During the first quarter of 2009, management concluded it now has sufficient evidence to estimate the gift card breakage rate and recorded $865,000 of gift card breakage, which included amounts related to gift cards sold since the inception of our gift card program in 2005.

As of April 19, 2009 and December 28, 2008, respectively, the Company has recorded approximately $2,340,000 and $3,228,000 of net gift card proceeds received from Perkins’ franchisees as restricted cash and accrued expenses on its consolidated balance sheets. The operating expenses of the Gift Card Fund, which primarily consist of production costs of the cards and bank fees, are not significant.

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

As of April 19, 2009, three Perkins franchisees otherwise unaffiliated with the Company owned 89, or 28%, of the 316 franchised Perkins restaurants, consisting of 41, 27 and 21 restaurants, respectively.  During the first quarter of 2009, these three Perkins franchisees provided royalties and license fees of $550,000, $426,000 and $435,000, respectively.  During the first quarter of 2008, these three Perkins franchisees provided royalties and license fees of $582,000, $429,000 and $457,000, respectively.

As of April 19, 2009, three Marie Callender’s franchisees otherwise unaffiliated with the Company owned 13, or 31%, of the 42 franchised Marie Callender’s restaurants, consisting of five, four and four restaurants, respectively. During the first quarter of 2009, these three Marie Callender’s franchisees provided royalties and license fees of $150,000, $117,000 and $81,000, respectively.  During the first quarter of 2008, these three Marie Callender’s franchisees provided royalties and license fees of $185,000, $157,000 and $98,000, respectively.

The Company has arrangements with several different parties to whom territorial rights were granted in exchange for specified payments. The Company makes specified payments to those parties based on a percentage of gross sales from certain Perkins restaurants and for new Perkins restaurants opened within those geographic regions. During the first quarters of 2009 and 2008, we paid an aggregate of $779,000 and $803,000, respectively, under such arrangements. Three such agreements are currently in effect. Of these, one expires in the year 2075, one expires upon the death of the beneficiary and the remaining agreement remains in effect as long as we operate Perkins restaurants in certain states.

(7) Supplemental Cash Flow Information

The change in cash and cash equivalents due to changes in operating assets and liabilities in the statements of cash flows for the quarters ended April 19, 2009 and April 20, 2008 consisted of the following (in thousands):

	Quarter	Quarter
	Ended	Ended
	April 19, 2009	April 20, 2008
Decrease (increase) in:
Receivables	$5,009	(503)
Inventories	866	74
Prepaid expenses and other current assets	(1,418)	501
Other assets	430	1,017

Increase (decrease) in:
Accounts payable	(4,939)	(4,731)
Accrued expenses and other current liabilities	1,755	(3,753)
Other liabilities	1,696	(1,954)
Net changes in operating assets and liabilities	$3,399	(9,349)

(8) Goodwill and Intangible Assets

Goodwill

Goodwill of $9,836,000 at both April 19, 2009 and December 28, 2008 was attributable solely to the restaurant operating segment.

Intangible Assets

The components of our identifiable intangible assets are as follows (in thousands):

	April 19, 2009	December 28, 2008
Amortizing intangible assets:
Franchise agreements	$35,000	35,000
Customer relationships	13,300	13,300
Acquired franchise rights	11,076	11,076
Design prototype	834	834
Subtotal	60,210	60,210
Less — accumulated amortization	(20,689)	(19,963)
Total amortizing intangible assets	39,521	40,247
Nonamortizing intangible asset:
Tradenames	110,600	110,600
Total intangible assets	$150,121	150,847

(9) Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	April 19, 2009	December 28, 2008
Payroll and related benefits	$15,130	15,017
Interest	11,622	9,634
Gift cards and gift certificates	5,479	7,446
Property, real estate and sales taxes	6,289	4,118
Insurance	1,772	1,874
Advertising	1,332	978
Other	5,898	7,973
Total accrued expenses	$47,522	47,040

(10) Segment Reporting

We have three reportable segments: restaurant operations; franchise operations; and Foxtail. The restaurant operations include the operating results of Company-operated Perkins and Marie Callender’s restaurants. The franchise operations include revenues and expenses directly attributable to franchised Perkins and Marie Callender’s restaurants. Foxtail’s operations consist of three manufacturing plants: one in Corona, California and two in Cincinnati, Ohio.

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

The following table presents revenues and other financial information by business segment (in thousands):

	Quarter	Quarter
	Ended	Ended
Revenues	April 19, 2009	April 20, 2008

Restaurant operations	$149,228	159,035
Franchise operations	6,944	7,432
Foxtail	17,562	19,776
Intersegment revenue	(5,913)	(5,343)
Other	1,432	1,500
Total	$169,253	182,400

Segment profit (loss)

Restaurant operations	9,076	8,190
Franchise operations	6,429	6,821
Foxtail	159	(76)
Other	(25,418)	(22,523)
Total	$(9,754)	(7,588)

Segment assets	April 19, 2009	December 28, 2008

Restaurant operations	126,016	131,135
Franchise operations	100,287	102,719
Foxtail	30,679	37,575
Other	53,751	52,079
Total	$310,733	323,508

The components of the other segment loss are as follows (in thousands):

	Quarter	Quarter
	Ended	Ended
	April 19, 2009	April 20, 2008
General and administrative expenses	$12,150	12,384
Depreciation and amortization expenses	1,037	1,010
Interest expense, net	13,615	10,277
Loss (gain) on disposition of assets, net	660	(156)
Asset write-down	202	232
Provision for income taxes	-	181
Net earnings attributable to noncontrolling interests	46	46
Licensing revenue	(1,361)	(1,417)
Other	(931)	(34)
Total other segment loss	$25,418	22,523

(11) Long-Term Debt

Refinancing Transaction

On September 24, 2008, the Company issued $132,000,000 of 14% senior secured notes (the "Secured Notes") and entered into a new $26,000,000 revolving credit facility (the “Revolver”) in connection with the refinancing and termination of its then existing $100,000,000 term loan and $40,000,000 revolver.

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

Revolver

The Revolver, which matures on February 28, 2013, is guaranteed by Perkins & Marie Callender's Holding Inc. and certain of the Company's existing and future subsidiaries.  The Revolver is secured by a first priority perfected security interest in all of the Company's property and assets, and the property and assets of each guarantor.  Subject to the satisfaction of the conditions contained therein, up to $26,000,000 may be borrowed under the Revolver from time to time.  The Revolver includes a sub-facility for letters of credit in an amount not to exceed $15,000,000.

Amounts outstanding under the Revolver bear interest, at the Company’s option, at a rate per annum equal to either: (i) the base rate, as defined in the Revolver, plus an applicable margin or (ii) a LIBOR-based equivalent, plus an applicable margin.  For the foreseeable future, margins are expected to be 325 basis points for base rate loans and 425 basis points for LIBOR loans.  As of April 19, 2009, the average interest rate on aggregate borrowings under the Revolver was 8.25%, and the Revolver permitted additional borrowings of approximately $13,111,000 (after giving effect to $2,500,000 in borrowings and $10,389,000 in letters of credit outstanding).  The letters of credit are primarily utilized in conjunction with our workers’ compensation programs.

The Revolver contains various affirmative and negative covenants, including, but not limited to a financial covenant to maintain at least $30,000,000 of trailing 13-period EBITDA, as defined in the Revolver, and limits the Company’s capital expenditures.

The average interest rate on aggregate borrowings of the Notes and the Revolver on April 19, 2009 was 11.6% compared to the average interest rate on aggregate borrowings on April 20, 2008 of 9.9%.

Our debt agreements place restrictions on the Company’s ability and the ability of its subsidiaries to: (i) incur additional indebtedness or issue certain preferred stock; (ii) repay certain indebtedness prior to stated maturities; (iii) pay dividends or make other distributions on, redeem or repurchase capital stock or subordinated indebtedness; (iv) make certain investments or other restricted payments; (v) enter into transactions with affiliates; (vi) issue stock of subsidiaries; (vii) transfer, sell or consummate a merger or consolidation of all, or substantially all, of the Company's assets; (viii) change its line of business; (ix) incur dividend or other payment restrictions with regard to restricted subsidiaries; (x) create or incur liens on assets to secure debt; (xi) dispose of assets; (xii) restrict distributions from subsidiaries; (xiii) make certain acquisitions; (xiv) make capital expenditures; or (xv) amend the terms of the Company's outstanding notes.  As of April 19, 2009, we were in compliance with the financial covenants contained in our debt agreements.

(12) Income Tax

The effective tax provision rates for the quarters ended April 19, 2009 and April 20, 2008 were 0.0% and 2.5%, respectively.  Our rate differs from the statutory rate primarily due to a valuation allowance for deferred tax assets.

As of both April 19, 2009 and December 28, 2008, the Company had approximately $1,097,000 of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate.  As of both April 19, 2009 and December 28, 2008, the Company had $652,000 of unrecognized tax benefits reducing federal and state net operating loss carry forwards and federal credit carry forwards that, if recognized, would be subject to a valuation allowance.  The Company expects that the total amount of its gross unrecognized tax benefits will decrease between $76,000 and $667,000 within the next 12 months due to federal and state settlements and expiration of statutes.

(13) P&MC’s Holding LLC Equity Plan

Effective April 1, 2007, P&MC’s Holding LLC established a management equity incentive plan (the “Equity Plan”) for the benefit of key Company employees. The Equity Plan provides the following two types of equity ownership in P&MC’s Holding LLC: (i) Strip Subscription Units, which consist of Class A Units and Class C Units and (ii) Incentive Units, which consist of time vesting Class C Units.

Stock-based employee compensation expense is charged by the Company based on the recognition and measurement provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” and related interpretations.  Stock-based compensation expense for the quarters ended April 19, 2009 and April 20, 2008 was not material.

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

In September 2008, certain affiliates of Castle Harlan canceled indebtedness of the Company in exchange for 39,996 units of Class A-1 and Class B units of P&MC’s Holding LLC.  The Class A-1 units carry a preferred return of 14% and are senior to the existing Class A Units which are senior to the existing Class B Units.

 (14) Recent Accounting Pronouncements

The following are recent accounting standards adopted or issued that could have an impact on our Company:

Intangible Assets

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP FAS 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements require prospective application to all intangible assets recognized as of, and subsequent to, the effective date.  FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The application of the requirements of this FSP did not have any effect on the accompanying consolidated financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”).  SFAS No. 141(R) establishes principles and requirements for how an acquiring entity in a business combination recognizes and measures the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and sets the disclosure requirements regarding the information needed to evaluate and understand the nature and financial effect of the business combination. This statement is effective for business combinations closing on or after the beginning of our 2009 fiscal year.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”).  This statement clarifies that a noncontrolling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and noncontrolling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the noncontrolling interest. This statement is effective for fiscal years beginning after December 15, 2008, with presentation and disclosure requirements applied retrospectively to comparative financial statements. The Company followed the requirements of this statement in the preparation of the accompanying financial statements which resulted in the retrospective reclassification of minority interest to equity (deficit).

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which provides a single definition of fair value, together with a framework for measuring it and requires additional disclosures about the use of fair value to measure assets and liabilities. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. The adoption of SFAS 157 did not have an impact on the Company’s consolidated financial statements.

 (15) Equity (Deficit)

A summary of the changes in equity (deficit) for the quarters ended April 19, 2009 and April 20, 2008 is provided below:

	Quarter Ended April 19, 2009			Quarter Ended April 20, 2008
	Total			Total
	Stockholder's	Noncontrolling	Total	Stockholder's	Noncontrolling	Total
	Investment	Interests	Equity	Investment	Interests	Equity

Balance, beginning of period	$(111,073)	215	(110,858)	(69,958)	333	(69,625)

Distribution of equity ownership units in P&MC's Holding LLC			-	(185)		(185)

Distributions to noncontrolling interest holders		(70)	(70)		(168)	(168)

Net (loss) earnings	(9,754)	46	(9,708)	(7,588)	46	(7,542)
Currency translation adjustment	(5)		(5)	(8)		(8)
Total comprehensive loss			(9,713)			(7,550)
Balance, end of period	$(120,832)	191	(120,641)	(77,739)	211	(77,528)

(16) Condensed Consolidated Financial Information

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

Consolidating Statement of Operations for the Quarter ended April 19, 2009 (unaudited; in thousands):

		Guarantor	Non-		Consolidated
	Parent Issuer	WRG	Guarantors	Eliminations	PMCI

REVENUES:
Food sales	$101,726	51,139	8,012	-	160,877
Franchise and other revenue	5,783	2,593	-	-	8,376
Total revenues	107,509	53,732	8,012	-	169,253

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	26,845	13,991	2,138	-	42,974
Labor and benefits	33,467	18,986	2,872	-	55,325
Operating expenses	27,371	15,466	2,864	-	45,701
General and administrative	12,348	1,741	-	-	14,089
Depreciation and amortization	5,436	1,728	192	-	7,356
Interest, net	13,381	234	-	-	13,615
Asset impairments and closed store expenses	761	21	80	-	862
Other, net	(962)	1	-	-	(961)
Total costs and expenses	118,647	52,168	8,146	-	178,961
Income (loss) before income taxes	(11,138)	1,564	(134)	-	(9,708)
Benefit from (provision for) income taxes	-	-	-	-	-
Net loss	(11,138)	1,564	(134)	-	(9,708)
Less: net earnings attributable to noncontrolling interests	-	-	46	-	46
Equity in (loss) earnings of subsidiaries	1,384	-	-	(1,384)	-
Net (loss) income attributable to Perkins & Marie Callender's Inc.	$(9,754)	1,564	(180)	(1,384)	(9,754)

Consolidating Statement of Operations for the Quarter ended April 20, 2008 (unaudited; in thousands):

		Guarantor	Non-		Consolidated
	Parent Issuer	WRG	Guarantors	Eliminations	PMCI

REVENUES:
Food sales	$108,309	56,416	8,743	-	173,468
Franchise and other revenue	6,036	2,896	-	-	8,932
Total revenues	114,345	59,312	8,743	-	182,400

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	30,988	16,954	2,460	-	50,402
Labor and benefits	36,315	20,152	3,022	-	59,489
Operating expenses	28,289	15,729	2,935	-	46,953
General and administrative	13,154	1,863	-	-	15,017
Depreciation and amortization	5,426	1,980	200	-	7,606
Interest, net	9,994	283	-	-	10,277
Asset impairments and closed store expenses	144	(78)	10	-	76
Other, net	(59)	-	-	-	(59)
Total costs and expenses	124,251	56,883	8,627	-	189,761
Income (loss) before income taxes	(9,906)	2,429	116	-	(7,361)
Provision for income taxes	(181)	-	-	-	(181)
Net loss	(10,087)	2,429	116	-	(7,542)
Less: net earnings attributable to noncontrolling interests	-	-	46	-	46
Equity in earnings (loss) of subsidiaries	2,499	-	-	(2,499)	-
Net (loss) income attributable to Perkins & Marie Callender's Inc.	$(7,588)	2,429	70	(2,499)	(7,588)

Consolidating Balance Sheet as of April 19, 2009 (unaudited; in thousands):

		Guarantor	Non-		Consolidated
	Parent Issuer	WRG	Guarantors	Eliminations	PMCI
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,847	771	665	-	3,283
Restricted cash	9,872	-	-	-	9,872
Receivables, less allowances for doubtful accounts	11,270	4,907	37	-	16,214
Inventories	8,145	3,084	205	-	11,434
Prepaid expenses and other current assets	3,807	596	12	-	4,415
Total current assets	34,941	9,358	919	-	45,218

PROPERTY AND EQUIPMENT, net	60,109	25,552	2,313	-	87,974
INVESTMENT IN UNCONSOLIDATED PARTNERSHIP	-	29	9	-	38
GOODWILL	9,836	-	-	-	9,836
INTANGIBLE ASSETS, net	149,971	150	-	-	150,121
INVESTMENTS IN SUBSIDIARIES	(83,971)	-	-	83,971	-
DUE FROM SUBSIDIARIES	86,382	-	-	(86,382)	-
OTHER ASSETS	15,791	1,544	211	-	17,546
TOTAL ASSETS	$273,059	36,633	3,452	(2,411)	310,733

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	8,457	4,428	471	-	13,356
Accrued expenses	34,429	11,846	1,247	-	47,522
Franchise advertising contributions	5,430	-	-	-	5,430
Current maturities of long-term debt and capital lease obligations	173	200	-	-	373
Total current liabilities	48,489	16,474	1,718	-	66,681

LONG-TERM DEBT, less current maturities	316,305	12	-	-	316,317
CAPITAL LEASE OBLIGATIONS, less current maturities	8,214	5,382	-	-	13,596
DEFERRED RENT	10,745	4,935	71	-	15,751
OTHER LIABILITIES	10,138	8,891	-	-	19,029
DUE TO PARENT	-	85,446	936	(86,382)	-

EQUITY (DEFICIT):
Common stock	1	-	-	-	1
Preferred stock	-	63,277	-	(63,277)	-
Capital in excess of par	-	9,338	-	(9,338)	-
Additional paid-in capital	149,851	-	-	-	149,851
Treasury stock	-	(137)	-	137	-
Accumulated other comprehensive income (loss)	(9)	-	-	-	(9)
Accumulated (deficit) earnings	(270,675)	(156,985)	536	156,449	(270,675)
Total stockholder's investment (deficit)	(120,832)	(84,507)	536	83,971	(120,832)
Noncontrolling interests	-	-	191	-	191
Total equity (deficit)	(120,832)	(84,507)	727	83,971	(120,641)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$273,059	36,633	3,452	(2,411)	310,733

Consolidating Balance Sheet as of December 28, 2008 (in thousands):

		Guarantor	Non-		Consolidated
	Parent Issuer	WRG	Guarantors	Eliminations	PMCI
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,155	1,662	796	-	4,613
Restricted cash	10,140	-	-	-	10,140
Receivables, less allowances for doubtful accounts	14,392	6,955	39	-	21,386
Inventories	8,145	3,893	262	-	12,300
Prepaid expenses and other current assets	2,721	269	6	-	2,996
Total current assets	37,553	12,779	1,103	-	51,435

PROPERTY AND EQUIPMENT, net	65,020	26,357	2,123	-	93,500
INVESTMENT IN UNCONSOLIDATED PARTNERSHIP	-	39	9	-	48
GOODWILL	9,836	-	-	-	9,836
INTANGIBLE ASSETS, net	150,676	171	-	-	150,847
INVESTMENTS IN SUBSIDIARIES	(85,354)	-	-	85,354	-
DUE FROM SUBSIDIARIES	88,948	-	-	(88,948)	-
OTHER ASSETS	16,195	1,437	210	-	17,842
TOTAL ASSETS	$282,874	40,783	3,445	(3,594)	323,508

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	11,090	6,731	474	-	18,295
Accrued expenses	33,575	12,123	1,342	-	47,040
Franchise advertising contributions	5,316	-	-	-	5,316
Current maturities of long-term debt and capital lease obligations	169	213	-	-	382
Total current liabilities	50,150	19,067	1,816	-	71,033

LONG-TERM DEBT, less current maturities	316,516	18	-	-	316,534
CAPITAL LEASE OBLIGATIONS, less current maturities	8,270	5,445	-	-	13,715
DEFERRED RENT	10,180	5,089	74	-	15,343
OTHER LIABILITIES	8,831	8,910	-	-	17,741
DUE TO PARENT	-	88,324	624	(88,948)	-
			-
EQUITY (DEFICIT):
Common stock	1	-	-	-	1
Preferred stock	-	63,277	-	(63,277)	-
Capital in excess of par	-	9,338	-	(9,338)	-
Additional paid-in capital	149,851	-	-	-	149,851
Treasury stock	-	(137)	-	137	-
Accumulated other comprehensive income	(4)	-	-	-	(4)
Accumulated (deficit) earnings	(260,921)	(158,548)	716	157,832	(260,921)
Total stockholder's investment (deficit)	(111,073)	(86,070)	716	85,354	(111,073)
Noncontrolling interests	-	-	215	-	215
Total equity (deficit)	(111,073)	(86,070)	931	85,354	(110,858)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$282,874	40,783	3,445	(3,594)	323,508

Consolidating Statement of Cash Flows for the Quarter ended April 19, 2009 (unaudited; in thousands):

		Guarantor	Non-		Consolidated
	Parent Issuer	WRG	Guarantors	Eliminations	PMCI

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,754)	1,564	(134)	(1,384)	(9,708)
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Equity in the (loss) earnings of subsidiaries	(1,384)	-	-	1,384	-
Depreciation and amortization	5,436	1,728	192	-	7,356
Asset impairments	71	51	80	-	202
Amortization of debt discount	474	-	-	-	474
Other non-cash income and expense items	(935)	226	-	-	(709)
Loss (gain) on disposition of assets	690	(30)	-	-	660
Equity in net loss of unconsolidated partnerships	-	10	-	-	10
Net changes in operating assets and liabilities	3,976	(528)	(49)	-	3,399
Total adjustments	8,328	1,457	223	1,384	11,392
Net cash (used in) provided by operating activities	(1,426)	3,021	89	-	1,684

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,060)	(952)	(462)	-	(2,474)
Proceeds from sale of assets	476	-	-	-	476
Net cash (used in) provided by investing activities	(584)	(952)	(462)	-	(1,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Revolver	7,443	-	-	-	7,443
Repayment of Revolver	(8,128)	-	-	-	(8,128)
Repayment of capital lease obligations	(52)	(76)	-	-	(128)
Repayment of other debt	-	(6)	-	-	(6)
Debt financing costs	(127)	-	-	-	(127)
Distributions to noncontrolling interest holders	-	-	(70)	-	(70)
Intercompany financing	2,566	(2,878)	312	-	-
Net cash (used in) provided by financing activities	1,702	(2,960)	242	-	(1,016)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(308)	(891)	(131)	-	(1,330)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	2,155	1,662	796	-	4,613
Balance, end of period	$1,847	771	665	-	3,283

Consolidating Statement of Cash Flows for the Quarter ended April 20, 2008 (unaudited; in thousands):

		Guarantor	Non-		Consolidated
	Parent Issuer	WRG	Guarantors	Eliminations	PMCI

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,588)	2,429	116	(2,499)	(7,542)
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Equity in the (loss) earnings of subsidiaries	(2,499)	-	-	2,499	-
Depreciation and amortization	5,426	1,980	200	-	7,606
Asset impairment costs	138	84	10	-	232
Amortization of debt discount	102	-	-	-	102
Other non-cash income and expense items	(240)	17	-	-	(223)
Loss (gain) on disposition of assets	6	(162)	-	-	(156)
Equity in net loss of unconsolidated partnerships	-	(2)	-	-	(2)
Net changes in operating assets and liabilities	(2,950)	(7,773)	1,374	-	(9,349)
Total adjustments	(17)	(5,856)	1,584	2,499	(1,790)
Net cash (used in) provided by operating activities	(7,605)	(3,427)	1,700	-	(9,332)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,485)	(1,349)	106	-	(5,728)
Proceeds from sale of assets	-	-	-	-	-
Net cash (used in) provided by investing activities	(4,485)	(1,349)	106	-	(5,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from terminated revolver	2,700	-	-	-	2,700
Repayment of terminated revolver	(3,200)	-	-	-	(3,200)
Repayment of Term Loan	(500)	-	-	-	(500)
Repayment of capital lease obligations	(48)	(109)	-	-	(157)
Repayment of other debt	-	(6)	-	-	(6)
Debt financing costs	(1,056)	-	-	-	(1,056)
Lessor financing of new restaurants	1,542	-	-	-	1,542
Distributions to noncontrolling interest holders	-	-	(168)	-	(168)
Intercompany financing	(4,078)	6,646	(2,568)	-	-
Repurchase of equity ownership units in P&MC's Holding LLC	(185)	-	-	-	(185)
Net cash (used in) provided by financing activities	(4,825)	6,531	(2,736)	-	(1,030)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,915)	1,755	(930)	-	(16,090)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	19,391	428	(787)	-	19,032
Balance, end of period	$2,476	2,183	(1,717)	-	2,942

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to the consolidated financial statements of the Company and accompanying notes included elsewhere in this Form 10-Q. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below. See “Information Concerning Forward-Looking Statements.”

OUR COMPANY

References to the “Company,” “us” or “we” refer to Perkins & Marie Callender’s Inc. and its consolidated subsidiaries.

The Company operates two restaurant concepts: (1) full-service family dining restaurants located primarily in the Midwest, Florida and Pennsylvania under the name Perkins Restaurant and Bakery (“Perkins”); and (2) mid-priced, casual-dining restaurants, specializing in the sale of pies and other bakery items, located primarily in the western United States under the name Marie Callender’s Restaurant and Bakery (“Marie Callender’s”).

Perkins Restaurant & Bakery

Perkins, founded in 1958, serves a variety of demographically and geographically diverse customers for a wide range of dining occasions that are appropriate for the entire family. Perkins continually adapts its menu, product offerings and building décor to meet changing consumer preferences. As of April 19, 2009, Perkins offered a full menu of over 90 assorted breakfast, lunch, dinner, snack and dessert items ranging in price from $3.89 to $13.99, with an average guest check of $8.86 at our Company-operated Perkins restaurants.  Perkins’ signature menu items include our omelettes, secret-recipe real buttermilk pancakes, Mammoth Muffins, the Tremendous Twelve platter, salads, melt sandwiches and Butterball turkey entrees. Breakfast items, which are available throughout the day, account for approximately half of the entrees sold in our Perkins restaurants.

Perkins is a leading operator and franchisor of full-service family dining restaurants. As of April 19, 2009, we franchised 316 restaurants to 106 franchisees in 31 states and in 5 Canadian provinces, and we operated 163 restaurants. The footprint of our Company-operated Perkins restaurants extends over 13 states, with a significant number of restaurants in Minnesota and Florida.  For the trailing thirteen four-week periods ended April 19, 2009, our Company-operated Perkins restaurants generated average annual revenues of $1,807,000 per restaurant.

Perkins’ franchised restaurants operate pursuant to license agreements generally having an initial term of 20 years and requiring both a royalty fee (4% of gross sales) and an advertising contribution (3% of gross sales). Franchisees pay a non-refundable license fee of $20,000 and a training fee of $30,000 for each new restaurant. The Company has extended an incentive offer to existing Perkins franchisees in good standing with the Company for each new restaurant application approved by December 31, 2009, provided the new restaurant opens by December 31, 2011. The incentive offer provides reduced royalty fees of 2% of gross sales for the first year of operations and 3% of gross sales for the second year of operations. Royalty fees for the third and subsequent years are paid at the contractual 4% rate. Typically, franchisees may terminate license agreements upon a minimum of twelve months prior notice and upon payment of specified liquidated damages. Franchisees do not typically have express renewal rights.

For the quarters ended April 19, 2009 and April 20, 2008, average royalties earned per franchised Perkins restaurant were approximately $18,300 and $18,600, respectively.  The following number of Perkins’ license agreements have expiration dates occurring during the next five years: 2009 — thirteen; 2010 —seventeen; 2011 — thirteen; 2012 — seven; and 2013— nine. Upon the expiration of their license agreements, franchisees typically apply for and receive new license agreements. Franchisees pay a license agreement renewal fee of $5,000 to $7,500 depending on the length of the renewal term.

Marie Callender’s Restaurant and Bakery

Marie Callender’s is a mid-priced casual dining concept. Founded in 1948, it has one of the longest operating histories within the full-service dining sector. Marie Callender’s is known for serving quality food in a warm, pleasant atmosphere, and for its premium pies that are baked fresh daily. As of April 19, 2009, the Company offered a full menu of over 50 items ranging in price from $5.89 to $17.99. Marie Callender’s signature menu items include pot pies, quiches, a plentiful salad bar and Sunday brunch. Sales by day part are split evenly between lunch and dinner.

Marie Callender’s operates primarily in the western United States. As of April 19, 2009, we franchised 42 restaurants to 25 franchisees located in four states and Mexico and we operated 91 Marie Callender’s restaurants. The footprint of our Company-operated Marie Callender’s restaurants extends over nine states with 61 restaurants located in California.  For the trailing thirteen four-week periods ended April 19, 2009, our existing Company-operated Marie Callender’s restaurants generated average annual revenues of $2,171,000 per restaurant.  As of April 19, 2009, 129 restaurants were operated under the “Marie Callender’s” name, one under the “Marie Callender’s Grill” name, two under the “Callender’s Grill” name and one under the “East Side Mario’s” name. The Company owns and operates 76 Marie Callender’s restaurants, two Callender’s Grill restaurants, and the East Side Mario’s restaurant (a mid-priced Italian restaurant operating in Lakewood, California).  The Company also has an ownership interest in 12 Marie Callender’s restaurants under partnership agreements, with a minority interest in two of the partnership restaurants and a 57% to 95% ownership interest in the remaining ten locations.  Franchisees owned and operated 41 Marie Callender’s restaurants and the Marie Callender’s Grill.

Marie Callender’s franchised restaurants operate pursuant to franchise agreements generally having an initial term of 15 years, and requiring both a royalty fee (normally 5% of gross sales) and advertising expenditures equal to 1½% of gross sales.  Franchisees pay a non-refundable initial franchise fee of $25,000 and a training fee of $35,000 prior to opening a restaurant. Franchisees typically have the right to renew the franchise agreement for two terms of five years each.

For the quarters ended April 19, 2009 and April 20, 2008, average royalties earned per franchised restaurant were approximately $27,600 and $32,500, respectively.  The following number of Marie Callender’s franchise agreements have expiration dates occurring during the next five years: 2009 — none; 2010 — two; 2011 — one; 2012 — three; and 2013— one. Upon the expiration of their franchise agreements, franchisees typically apply for and receive new franchise agreements and pay a franchise agreement renewal fee of $2,500.

Manufacturing

Foxtail manufactures pies, pancake mixes, cookie doughs, muffin batters and other bakery products for both our in-store bakeries and unaffiliated customers.  One manufacturing facility in Corona, California produces pies and other bakery products to primarily supply the Marie Callender’s restaurants, and two facilities in Cincinnati, Ohio produce pies, pancake mixes, cookie doughs, muffin batters and other bakery products for the Perkins restaurants and unaffiliated customers.

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

The past year has been challenging for the family and casual dining segments of the restaurant industry. Largely as a result of the current general economic downturn, we experienced a decrease in comparable annual sales for both Perkins and Marie Callender’s. We believe that decreases in residential real estate prices, especially in some of our larger markets, the rise in unemployment, the decrease in investment values and the consequent pressures on consumer sentiment and spending have reduced household discretionary spending, which has adversely affected our revenues. If the current economic conditions persist or worsen, our revenues are likely to continue to suffer and our losses could increase.

In comparison to the first quarter of 2008,  Perkins’ Company-operated restaurants’ comparable sales decreased by 4.9% and Marie Callender’s Company-operated restaurants’ comparable sales decreased by 6.9% during the first quarter of 2009.  These declines in comparable sales resulted primarily from decreases in comparable guest counts at both concepts.  Management believes the decline in comparable guest counts for both concepts is attributable primarily to adverse economic conditions that are impacting the restaurant industry, particularly in Florida for Perkins restaurants and in California for Marie Callender’s restaurants.

OPERATIONS, FINANCIAL POSITION AND LIQUIDITY

At April 19, 2009, we had a negative working capital balance of $21,463,000 and a total stockholder’s deficit of $120,832,000.  At April 19, 2009, we had $3,283,000 in unrestricted cash and cash equivalents and $13,111,000 of borrowing capacity under our Revolver.

Our principal sources of liquidity include unrestricted cash, available borrowings under our Revolver and cash generated by operations.  We also have from time to time received capital contributions from our parent company, including a $12,500,000 capital contribution received in 2008 and engaged in capital markets transactions.  Our principal uses of liquidity are costs and expenses associated with our restaurant and manufacturing operations, servicing outstanding indebtedness (including interest) and making capital expenditures.

We have experienced a decline in same store sales and an increase in net losses in recent quarterly periods.  The recent turmoil in the economy has adversely affected our guest counts and, in turn, our net loss and cash generated by operations.  The Company expects to incur a net loss in 2009.  In order to improve the cash flows in our business, we have introduced a new breakfast program at our Marie Callender’s restaurants, implemented price increases, improved systems to more effectively manage our food and labor costs, upgraded our management staff and certain equipment in our Foxtail division to drive higher operating efficiencies, reduced overall planned capital expenditures for 2009 and eliminated several salaried positions.  Management expects these initiatives together with the Company’s cash provided by operations and borrowing capacity to provide sufficient liquidity for at least the next twelve months.  However, there can be no assurance as to whether these or other actions will enable us to generate sufficient cash flow to fund our operations and service our debt.

RESULTS OF OPERATIONS

Seasonality

Sales fluctuate seasonally and the Company’s fiscal quarters do not all have the same time duration.  Specifically, the first quarter has an extra four weeks compared to the other quarters of the fiscal year.  Historically, our average weekly sales are highest in the fourth quarter (approximately October through December), resulting primarily from holiday pie sales at both Perkins and Marie Callender’s restaurants and Thanksgiving feast sales at Marie Callender’s restaurants.  Therefore, the quarterly results are not necessarily indicative of results that may be achieved for the full fiscal year.  Factors influencing relative sales variability, in addition to the holiday impact noted above, include the frequency and popularity of advertising and promotions, the relative sales levels of new and closed restaurants, other holidays and weather.

Overview

Our revenues are derived primarily from restaurant operations, franchise royalties and the sale of bakery products produced by Foxtail. Sales from Foxtail to Company-operated restaurants are eliminated in the accompanying statements of operations. Segment revenues as a percentage of total revenues were as follows:

	Percentage of Total Revenues
	Quarter	Quarter
	Ended	Ended
	April 19, 2009	April 20, 2008

Restaurant operations	88.2%	87.2%
Franchise operations	4.1%	4.1%
Foxtail	6.9%	7.9%
Other	0.8%	0.8%
Total revenues	100.0%	100.0%

The following table reflects certain data for the quarter ended April 19, 2009 compared to the quarter ended April 20, 2008.  The consolidated information is derived from the accompanying consolidated statements of operations.  Data from the Company’s segments – restaurant operations; franchise operations; Foxtail and other is included for comparison.  The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable revenue amount (food cost as a percentage of food sales; labor and benefits and operating expenses as a percentage of total revenues in the restaurant operations and franchise operations segments and as a percentage of food sales in the Foxtail segment).  The food cost ratio in the consolidated results reflects the elimination of intersegment food cost of $5,913,000 and $5,343,000 in the first quarters of 2009 and 2008, respectively.

	Consolidated Results		Restaurant Operations		Franchise Operations
	Quarter Ended		Quarter Ended		Quarter Ended
	April 19, 2009	April 20, 2008	April 19, 2009	April 20, 2008	April 19, 2009	April 20, 2008

Food sales	$166,790	178,811	149,228	159,035	-	-
Franchise and other revenue	8,376	8,932	-	-	6,944	7,432
Intersegment revenue	(5,913)	(5,343)	-	-	-	-
Total revenues	169,253	182,400	149,228	159,035	6,944	7,432

Food cost	26.7%	29.1%	26.0%	27.1%	0.0%	0.0%
Labor and benefits	32.7%	32.6%	35.4%	35.7%	0.0%	0.0%
Operating expenses	27.0%	25.7%	28.8%	28.2%	7.4%	8.2%

Segment (loss) profit	$(9,754)	(7,588)	9,076	8,190	6,429	6,821

	Foxtail (a)		Other (b)
	Quarter Ended		Quarter Ended
	April 19, 2009	April 20, 2008	April 19, 2009	April 20, 2008

Food sales	$17,562	19,776	-	-
Franchise and other revenue	-	-	1,432	1,500
Intersegment revenue	(5,913)	(5,343)	-	-
Total revenues	11,649	14,433	1,432	1,500

Food cost	57.7%	63.8%	0.0%	0.0%
Labor and benefits	14.0%	13.0%	7.2%	7.0%
Operating expenses	12.7%	7.6%	0.0%	0.0%

Segment (loss) profit	$159	(76)	(25,418)	(22,523)

(a) The percentages for food cost, labor and benefits, and operating expenses, as presented above, represent manufacturing costs at Foxtail.  Foxtail’s selling, general and administrative expenses are included in general and administrative expenses in the consolidated statements of operations and in the Foxtail segment profit or loss presented above.

(b) Licensing revenue of $1,361,000 and $1,417,000 for the first quarters of 2009 and 2008, respectively, is included in the other segment revenues. The other segment loss includes corporate general and administrative expenses, interest expense and other non-operational expenses. For details of the other segment loss, see Note 10, “Segment Reporting” in the notes to consolidated financial statements.

Quarter Ended April 19, 2009 Compared to the Quarter Ended April 20, 2008

Segment Overview

Restaurant Operations Segment

The operating results of the restaurant segment are impacted mainly by the following factors: general economic conditions, competition, our comparable store sales, which are driven by our comparable customer counts and our guest check average, restaurant openings and closings, commodity prices, energy prices, our ability to manage operating expenses such as food costs, labor and benefits, weather and governmental legislation.

Total restaurant segment revenues decreased approximately $9,807,000 in the first quarter of 2009 as compared to the first quarter of 2008, due primarily to lower comparable restaurant sales.  Comparable sales for the first quarter of 2009 decreased by 4.9% at Perkins Company-operated restaurants and 6.9% at Marie Callender’s Company-operated restaurants. These declines in comparable sales resulted primarily from a decrease in comparable guest counts due to unfavorable economic conditions.  Since the first quarter of 2008, the Company has opened one Perkins restaurant and closed one Perkins restaurant.  One Company-operated Marie Callender’s restaurant has closed since the first quarter of 2008.

Restaurant segment income increased by $886,000 in the first quarter of 2009 compared to a year ago, primarily due to decreases in restaurant segment food cost and labor and benefits. Food cost, as a percentage of food sales, decreased due primarily to lower commodity costs, particularly eggs, dairy products and oils. Labor and benefits, as a percentage of total revenues, decreased from 35.7% to 35.4% due to lower hourly labor costs.

Franchise Operations Segment

The operating results of the franchise operations are mainly impacted by the same factors as those impacting the Company’s restaurant segment, excluding the operating cost factors since franchise segment income is earned primarily through royalty income.

Franchise revenues decreased by $488,000 in the first quarter of 2009 compared to the prior year’s first quarter. During the first quarter of 2009, royalty revenue decreased by $441,000 due to a decline in comparable customer counts and franchise fees and renewal fees decreased by $47,000.

Franchise segment profit decreased by $392,000 in the first quarter of 2009 compared to the prior year’s first quarter due primarily to the decline in franchise revenues.

Since the end of the first quarter of 2008, Perkins’ franchisees have opened one restaurant and closed four restaurants.

Foxtail Segment

The operating results of Foxtail are impacted mainly by the following factors:  orders from our external customer base, general economic conditions, labor and employee benefit expenses, production efficiency, commodity prices, energy prices, Perkins and Marie Callender’s restaurant openings and closings, governmental legislation and food safety requirements.

Foxtail’s revenues, net of intercompany sales, decreased $2,784,000 compared to the first quarter of 2008 due primarily to unfavorable economic conditions.  The segment had a net profit of $159,000 in the first quarter of 2009 compared to a $76,000 net loss in the first quarter of 2008, resulting primarily from increased sales prices and lower commodity costs, particularly eggs and dairy products.

Revenues

Total revenues decreased by $13,147,000 in the first quarter of 2009 compared to the first quarter of 2008. The decrease was due to decreases in sales of $9,807,000 in the restaurant segment, decreases in franchise revenues of $488,000 in the franchise segment, a $2,784,000 decrease in sales in the Foxtail segment and a $68,000 decrease in licensing and other revenues in the other segment.

Restaurant segment revenues decreased to $149,228,000 in the first quarter of 2009 from $159,035,000 in the first quarter of 2008, resulting primarily from an overall 5.7% decrease in comparable sales at Company-operated Perkins and Marie Callender’s restaurants. However, due to the decline in total revenues, restaurant segment revenues increased, as a percentage of total revenues, to 88.2% from 87.2% in the first quarters of 2009 and 2008, respectively.

Franchise segment revenues of $6,944,000 and $7,432,000 in the first quarters of 2009 and 2008, respectively, remained constant at 4.1% of total revenues. During the first quarter of 2009, royalty revenue decreased $441,000 due to a decline in comparable customer counts and franchise fees and renewal fees decreased by $47,000.

Foxtail revenues, net of intercompany sales, of $11,649,000 and $14,433,000 in the first quarters of 2009 and 2008, respectively, accounted for 6.9% and 7.9% of total revenues, respectively.  The decline in revenues was primarily due to unfavorable economic conditions negatively impacting customer demand.

Costs and Expenses

Food Cost

Consolidated food cost was 26.7% and 29.1% of food sales in the first quarters of 2009 and 2008, respectively. This decrease of 2.4% was due primarily to lower commodity costs in all segments.

Restaurant segment food cost was 26.0% and 27.1% of food sales in the first quarters of 2009 and 2008, respectively, primarily due to decreased commodity costs and menu price increases.  In the Foxtail segment, food cost decreased to 57.7% from 63.8% of food sales in the first quarters of 2009 and 2008, respectively, primarily due to higher sales prices and lower commodity costs, particularly eggs and dairy products.

Labor and Benefits Expenses

Consolidated labor and benefits expenses were 32.7% and 32.6% of total revenues in the first quarters of 2009 and 2008, respectively. Restaurant segment labor and benefits decreased by 0.3% in 2009 due to more efficient hourly labor management.  In the Foxtail segment, labor and benefits, as a percentage of food sales, increased by 1.0% in 2009 due primarily to the decline in food sales.

Operating Expenses

Total operating expenses of $45,701,000 in the first quarter of 2009 decreased by $1,252,000 as compared to the first quarter of 2008. However, due to the decrease in total revenues, total operating expenses increased, as a percentage of total revenues, to 27.0% from 25.7% in the first quarters of 2009 and 2008, respectively.  Approximately 94.0% and 95.5% of total operating expenses in the first quarters of 2009 and 2008, respectively, were incurred in the restaurant segment. The most significant components of operating expenses were rent, utilities, advertising, restaurant and paper supplies and property taxes. In the restaurant segment, operating expenses, as a percentage of restaurant food sales, increased by 0.6% in the first quarter of 2009 due primarily to the decrease in restaurant segment revenues relative to fixed costs and increases in advertising expense for increased regional marketing efforts, partially offset by lower utilities costs. Operating expenses in the Foxtail segment increased by approximately $719,000, due primarily to higher custodial service costs and higher plant supervision wages.

General and Administrative Expenses

The most significant components of general and administrative (“G&A”) expenses were corporate labor and benefits, occupancy costs and outside services. G&A expenses were 8.3% and 8.2% of total revenues in the first quarters of 2009 and 2008, respectively.

Depreciation and Amortization

Depreciation and amortization expense was $7,356,000 and $7,606,000 in the first quarters of 2009 and 2008, respectively.

Interest, net

Interest, net was $13,615,000 (8.0% of total revenues) in the first quarter of 2009 compared to $10,277,000 (5.6% of total revenues) in the first quarter of 2008. This increase was primarily due to an increase in the average effective interest rate to 11.6% from 9.9% and an approximate $14,300,000 increase in the average debt outstanding during the first quarter of 2009 as compared to the first quarter of 2008.

Taxes

The effective tax provision rates for the quarters ended April 19, 2009 and April 20, 2008 were 0.0% and 2.5%, respectively.  Our rate differs from the statutory rate primarily due to a valuation allowance for deferred tax assets.

CAPITAL RESOURCES AND LIQUIDITY

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. On September 24, 2008, the Company issued $132,000,000 of Secured Notes and entered into the $26,000,000 Revolver in connection with the refinancing and termination of its then existing $100,000,000 term loan and $40,000,000 revolver.  At April 19, 2009, we had $3,283,000 in unrestricted cash and cash equivalents and $13,111,000 of borrowing capacity under our Revolver.

Secured Notes and 10% Senior Notes

The Secured Notes were issued at a discount of $7,537,200, which will be accreted using the interest method over the term of the Secured Notes.  The Secured Notes will mature on May 31, 2013, and interest is payable semi-annually on May 31 and November 30 of each year, commencing on May 31, 2009.

In September 2005, the Company issued $190,000,000 of unsecured 10% Senior Notes. The 10% Senior Notes were issued at a discount of $2,570,700, which is accreted using the interest method over the term of the 10% Senior Notes. The 10% Senior Notes will mature on October 1, 2013, and interest is payable semi-annually on April 1 and October 1 of each year. All consolidated subsidiaries of the Company that are 100% owned provide joint and several, full and unconditional guarantee of the 10% Senior Notes. There are no significant restrictions on the Company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or a loan. Additionally, there are no significant restrictions on a guarantor subsidiary’s ability to obtain funds from the Company or its direct or indirect subsidiaries.

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

Revolver

The Revolver, which matures on February 28, 2013, is guaranteed by Perkins & Marie Callender's Holding Inc. and certain of the Company's existing and future subsidiaries.  The Revolver is secured by a first priority perfected security interest in all of the Company's property and assets, and the property and assets of each guarantor.  Subject to the satisfaction of the conditions contained therein, up to $26,000,000 may be borrowed under the Revolver from time to time.  The Revolver includes a sub-facility for letters of credit in an amount not to exceed $15,000,000.

Amounts outstanding under the Revolver bear interest, at the Company’s option, at a rate per annum equal to either: (i) the base rate, as defined in the Revolver, plus an applicable margin or (ii) a LIBOR-based equivalent, plus an applicable margin.  For the foreseeable future, margins are expected to be 325 basis points for base rate loans and 425 basis points for LIBOR loans.  As of April 19, 2009, the average interest rate on aggregate borrowings under the Revolver was 8.25%, and the Revolver permitted additional borrowings of approximately $13,111,000 (after giving effect to $2,500,000 in borrowings and $10,389,000 in letters of credit outstanding).  The letters of credit are primarily utilized in conjunction with our workers’ compensation programs.

The Revolver contains various affirmative and negative covenants, including, but not limited to a financial covenant to maintain at least $30,000,000 of trailing 13-period EBITDA, as defined in the Revolver, and limits the Company’s capital expenditures.

The average interest rate on aggregate borrowings on April 20, 2009 was 11.6% compared to the average interest rate on aggregate borrowings on April 20, 2008 of 9.9%.

Our debt agreements place restrictions on the Company’s ability and the ability of its subsidiaries to: (i) incur additional indebtedness or issue certain preferred stock; (ii) repay certain indebtedness prior to stated maturities; (iii) pay dividends or make other distributions on, redeem or repurchase capital stock or subordinated indebtedness; (iv) make certain investments or other restricted payments; (v) enter into transactions with affiliates; (vi) issue stock of subsidiaries; (vii) transfer, sell or consummate a merger or consolidation of all, or substantially all, of the Company's assets; (viii) change its line of business; (ix) incur dividend or other payment restrictions with regard to restricted subsidiaries; (x) create or incur liens on assets to secure debt; (xi) dispose of assets; (xii) restrict distributions from subsidiaries; (xiii) make certain acquisitions; (xiv) make capital expenditures; or (xv) amend the terms of the Company's outstanding notes.  As of April 19, 2009, we were in compliance with the financial covenants contained in our debt agreements.

Working Capital and Cash Flows

At April 19, 2009, we had a negative working capital balance of $21.5 million. Like many other restaurant companies, the Company is able to, and does more often than not, operate with negative working capital. We are able to operate with a substantial working capital deficit because (1) restaurant revenues are received primarily on a cash or near-cash basis with a low level of accounts receivable, (2) rapid turnover results in a limited investment in inventories and (3) accounts payable for food and beverages usually become due after the receipt of cash from the related sales.

The following table sets forth summary cash flow data for the quarters ended April 19, 2009 and April 20, 2008 (in thousands):

	Quarter Ended April 19, 2009	Quarter Ended April 20, 2008
Cash flows provided by (used in) operating activities	$1,684	(9,332)
Cash flows used in investing activities	(1,998)	(5,728)
Cash flows used in financing activities	(1,016)	(1,030)

Operating Activities

Cash flows provided by operating activities increased by $11,016,000 for the quarter ended April 19, 2009 compared to the quarter ended April 20, 2008. This increase was primarily due to changes in operating assets and liabilities.

Investing Activities

Cash flows used in investing activities for the quarter ended April 19, 2009 decreased to $1,998,000 compared to $5,728,000 for the quarter ended April 20, 2008. Substantially all cash flows used in investing activities were used for capital expenditures.

Capital expenditures consisted primarily of restaurant improvements, restaurant remodels, and equipment packages for new restaurants. The following table summarizes capital expenditures for each quarter presented (in thousands):

	Quarter Ended April 19, 2009	Quarter Ended April 20, 2008
New restaurants	$1	1,187
Restaurant improvements	1,176	2,284
Restaurant remodeling and reimaging	993	970
Manufacturing plant improvements	130	726
Other	174	561
Total capital expenditures	$2,474	5,728

Our capital expenditure forecast for 2009 is approximately $11,000,000 and does not include plans to open any new Company-operated Perkins or Marie Callender’s restaurants.  The sources of funding for capital expenditures are expected to be cash provided by operations and borrowings under our Revolver.

Financing Activities

Cash flows used in financing activities for the quarter ended April 19, 2009 were $1,016,000 compared to cash flows used in financing activities of $1,030,000 for the quarter ended April 20. 2008.  The primary cash flows for financing activities in the first quarters of both 2009 and 2008 essentially represent net repayments on the Company’s various credit facilities.

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

CASH CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Cash Contractual Obligations

Our cash contractual obligations presented in the Company’s 2008 Annual Report on Form 10-K have not changed significantly except for the net repayments of $685,000 on our Revolver during the quarter ended April 19, 2009.  Borrowings on our Revolver are not due until February 28, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

The following are recent accounting standards adopted or issued that could have an impact on our Company:

Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP FAS 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements require prospective application to all intangible assets recognized as of, and subsequent to, the effective date.  FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The application of the requirements of this FSP did not have any effect on the accompanying consolidated financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”).  SFAS No. 141(R) establishes principles and requirements for how an acquiring entity in a business combination recognizes and measures the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and sets the disclosure requirements regarding the information needed to evaluate and understand the nature and financial effect of the business combination. This statement is effective for business combinations closing on or after the beginning of our 2009 fiscal year.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”).  This statement clarifies that a noncontrolling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and noncontrolling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the noncontrolling interest. This statement is effective for fiscal years beginning after December 15, 2008, with presentation and disclosure requirements applied retrospectively to comparative financial statements. The Company included the requirements of this statement in the preparation of the accompanying financial statements which resulted in the retrospective reclassification of minority interest to equity (deficit).

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which provides a single definition of fair value, together with a framework for measuring it and requires additional disclosures about the use of fair value to measure assets and liabilities. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. The adoption of FAS 157 did not have an impact on the Company’s consolidated financial statements.

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

Interest Rate Risk

Our primary market risk is interest rate exposure with respect to our floating rate debt. As of April 19, 2009, our Revolver permitted borrowings of up to approximately $13,111,000 (after giving effect to $2,500,000 in borrowings and $10,389,000 in letters of credit outstanding). Borrowings under the Revolver are subject to variable interest rates. For the twelve months ended April 19, 2009, a 100 basis point change in interest rates (assuming $26,000,000 was outstanding under the Revolver) would have impacted us by approximately $260,000.  In the future, we may decide to employ a hedging strategy through derivative financial instruments to reduce the impact of adverse changes in interest rates. We do not plan to hold or issue derivative instruments for trading purposes.

Foreign Currency Exchange Rate Risk

We conduct foreign operations in Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated and other comprehensive income (loss). As of April 19, 2009, we do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates to be material.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of April 19, 2009. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the first fiscal quarter of 2009 that have materially affected,  or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

As reported in the Company’s Form 10-K for the fiscal year ended December 28, 2008, we are party to various legal proceedings in the ordinary course of business. There have been no material developments with regard to these proceedings, either individually or in the aggregate, that are likely to have a material adverse effect on the Company’s financial position or results of operations.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended December 28, 2008, which could materially affect our business, financial condition or future results.  The risks described in this report and in our Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

The Further Spread of H1N1 Influenza May Adversely Affect Our Business

The further spread of H1N1 influenza, which is more commonly known as “swine flu,” may adversely affect our business.  The current outbreak of H1N1 influenza may reduce traffic in our restaurants. H1N1 influenza also could adversely affect our ability to adequately staff our restaurants, receive deliveries on a timely basis, manufacture our baked goods and/or perform functions at the corporate level. Even if H1N1 influenza does not spread significantly, the perceived risk of infection or significant health risk may adversely affect our business, which could affect our financial condition or future results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

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

PERKINS & MARIE CALLENDER’S INC.

DATE: June 3, 2009	BY: /s/ Fred T. Grant, Jr.
Fred T. Grant, Jr.
Chief Financial Officer