Form 10-Q
period 2009-07-12
PERKINS & MARIE CALLENDER'S INC
filed 2009-08-26
CIK 1047040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 12, 2009

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
Yes  ☑                      No  0

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during  the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  0                      No  0

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
Yes        ☐      No       ☑
Number of shares of common stock outstanding as of August 26, 2009: 10,820.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PERKINS & MARIE CALLENDER’S INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	July 12, 2009	July 13, 2008	July 12, 2009	July 13, 2008
REVENUES:
Food sales	$115,061	123,953	275,938	297,421
Franchise and other revenue	6,815	7,013	15,191	15,945
Total revenues	121,876	130,966	291,129	313,366
COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	30,301	37,159	73,275	87,561
Labor and benefits	40,904	43,199	96,229	102,688
Operating expenses	32,072	34,168	77,773	81,121
General and administrative	10,129	10,098	24,218	25,115
Depreciation and amortization	5,557	5,764	12,913	13,370
Interest, net	10,130	8,026	23,745	18,303
Asset impairments and closed store expenses	346	477	1,208	553
Other, net	(1,716)	(31)	(2,677)	(90)
Total costs and expenses	127,723	138,860	306,684	328,621
Loss before income taxes	(5,847)	(7,894)	(15,555)	(15,255)
Provision for income taxes	-	(141)	-	(322)
Net loss	(5,847)	(8,035)	(15,555)	(15,577)
Less: net earnings attributable to noncontrolling interests	33	30	79	76
Net loss attributable to Perkins & Marie Callender's Inc.	$(5,880)	(8,065)	(15,634)	(15,653)

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 12,	December 28,
	2009	2008
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$2,436	4,613
Restricted cash	7,400	10,140
Receivables, less allowances for doubtful accounts of $1,001 and $954 in 2009 and 2008, respectively	16,427	21,386
Inventories	12,438	12,300
Prepaid expenses and other current assets	5,185	2,996
Total current assets	43,886	51,435

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $133,468 and $125,951 in 2009 and 2008, respectively	84,471	93,500
INVESTMENT IN UNCONSOLIDATED PARTNERSHIP	40	48
GOODWILL	9,836	9,836
INTANGIBLE ASSETS, net of accumulated amortization of $21,232 and $19,963 in 2009 and 2008, respectively	149,578	150,847
OTHER ASSETS	17,138	17,842
TOTAL ASSETS	$304,949	323,508

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par and share amounts)

	July 12,	December 28,
	2009	2008
LIABILITIES AND EQUITY (DEFICIT)	(Unaudited)

CURRENT LIABILITIES:
Accounts payable	$13,008	18,295
Accrued expenses	40,206	47,040
Franchise advertising contributions	5,881	5,316
Current maturities of long-term debt and capital lease obligations	368	382
Total current liabilities	59,463	71,033

LONG-TERM DEBT, less current maturities	322,882	316,534
CAPITAL LEASE OBLIGATIONS, less current maturities	13,506	13,715
DEFERRED RENT	16,094	15,343
OTHER LIABILITIES	19,464	17,741

EQUITY (DEFICIT):
Common stock, $.01 par value; 100,000 shares authorized;
10,820 issued and outstanding	1	1
Additional paid-in capital	149,851	149,851
Accumulated other comprehensive income (loss)	20	(4)
Accumulated deficit	(276,555)	(260,921)
Total stockholder's investment (deficit)	(126,683)	(111,073)
Noncontrolling interests	223	215
Total equity (deficit)	(126,460)	(110,858)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$304,949	323,508

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Year-to-Date	Year-to-Date
	Ended	Ended
	July 12, 2009	July 13, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,555)	(15,577)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	12,913	13,370
Asset impairments	434	517
Amortization of debt discount	829	178
Other non-cash income and expense items	(2,344)	(180)
Loss on disposition of assets	774	36
Equity in net loss of unconsolidated partnership	8	10
Net changes in operating assets and liabilities	(493)	1,107
Total adjustments	12,121	15,038
Net cash used in operating activities	(3,434)	(539)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,316)	(11,666)
Proceeds from sale of assets	490	-
Net cash used in investing activities	(3,826)	(11,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from terminated revolver	-	21,200
Repayment of terminated revolver	-	(25,000)
Proceeds from Revolver	18,248	-
Repayment of Revolver	(12,719)	-
Repayment of term loan	-	(750)
Repayment of capital lease obligations	(223)	(242)
Repayment of other debt	(10)	(10)
Debt financing costs	(142)	(1,056)
Lessor financing of new restaurants	-	2,286
Distributions to noncontrolling interest holders	(71)	(224)
Repurchase of equity ownership units in P&MC's Holding LLC	-	(185)
Net cash provided by (used in) financing activities	5,083	(3,981)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,177)	(16,186)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	4,613	19,032
Balance, end of period	$2,436	2,846

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

The Company operates two primary restaurant concepts: (1) full-service family dining restaurants located primarily in the Midwest, Florida and Pennsylvania under the name Perkins Restaurant and Bakery (“Perkins”) and (2) mid-priced, casual-dining restaurants, specializing in the sale of pies and other bakery items, located primarily in the western United States under the name Marie Callender’s Restaurant and Bakery (“Marie Callender’s”).

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

(2) Basis of Presentation

The consolidated interim financial statements included in this report have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and have not been subject to audit. In the opinion of the Company’s management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve royalty revenue recognition and provisions for related uncollectible accounts, asset impairments, self-insurance accruals and valuation allowances for income taxes.

The results of operations for the interim periods ended July 12, 2009 are not necessarily indicative of operating results for the full year. The consolidated interim financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2009.

(3) Accounting Reporting Period

Our financial reporting is based on thirteen four-week periods ending on the last Sunday in December. The first quarter each year includes four four-week periods, and the second, third and fourth quarters each typically include three four-week periods.  The first and second quarters of 2009 ended on April 19 and July 12, respectively.  The third and fourth quarters of 2009 will end on October 4 and December 27, respectively.

(4) Operations, Financial Position and Liquidity

At July 12, 2009, we had a negative working capital balance of $15,577,000 and a total stockholder’s deficit of $126,683,000.  Furthermore, at July 12, 2009, we had $2,436,000 in unrestricted cash and cash equivalents and $7,013,000 of borrowing capacity under our revolving credit facility.

Our principal sources of liquidity include unrestricted cash, available borrowings under our revolving credit facility and cash generated by operations.  We also from time to time have received capital contributions from our parent company, including a $12,500,000 capital contribution received in 2008, and have engaged in capital markets transactions.  Our principal uses of liquidity are costs and expenses associated with our restaurant and manufacturing operations, servicing outstanding indebtedness (including interest), and making capital expenditures.

We have experienced a decline in same store sales and an increase in net losses in recent quarterly periods.  The recent turmoil in the economy has adversely affected our guest counts and, in turn, our net loss and cash generated by operations.  The Company expects to incur a net loss in 2009.  In order to improve the cash flows in our business, we have introduced a new breakfast program at our Marie Callender’s restaurants, implemented price increases, improved systems to more effectively manage our food and labor costs, upgraded our management staff and certain equipment in our Foxtail division to drive higher operating efficiencies, reduced overall planned capital expenditures for 2009, and eliminated several salaried positions.  Management expects these initiatives together with the Company’s cash provided by operations and borrowing capacity will provide sufficient liquidity for at least the next twelve months.  However, there can be no assurance as to whether these or other actions will enable us to generate sufficient cash flow to fund our operations and service our debt.

(5) Gift Cards

The Company issues gift cards and, prior to March 2005, issued gift certificates (collectively, “gift cards”) that contain no expiration dates or inactivity fees.  The Company recognizes revenue from gift cards when they are redeemed by the customer.  The Company recognizes income from unredeemed gift cards (“gift card breakage”) when there is sufficient historical data to support an estimate, the likelihood of redemption is remote and there is no legal obligation to remit the unredeemed gift card balances to the state tax authorities under their escheat regulations.   The gift card breakage rate is determined based on historical redemption patterns and gift card breakage is included in Other, net in the Consolidated Statements of Operations.  Management concluded in the first quarter of 2009 that it had sufficient evidence to estimate the gift card breakage rate on Perkins gift cards and recorded $865,000 of gift card breakage.  Management concluded in the second quarter of 2009 that it had sufficient evidence to estimate the gift card breakage rate on Marie Callender’s gift cards and recorded $1,576,000 of gift card breakage.  The breakage recorded in both quarters represents amounts related to gift cards sold since the inception of our gift card programs in 2005.

As of July 12, 2009 and December 28, 2008, respectively, the Company has recorded approximately $1,736,000 and $3,228,000 of net gift card proceeds received from Perkins’ franchisees as restricted cash and accrued expenses on its consolidated balance sheets. The operating expenses of the Gift Card Fund, which primarily consist of production costs of the cards and bank fees, are not significant.

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

As of July 12, 2009, three Perkins franchisees otherwise unaffiliated with the Company owned 88, or 28%, of the 316 franchised Perkins restaurants, consisting of 40, 27 and 21 restaurants, respectively.  The following table presents a summary of the royalty and license fees provided by these three franchisees:

	Quarter	Quarter	Year-to-Date	Year-to-Date
# of	Ended	Ended	Ended	Ended
Restaurants	July 12, 2009	July 13, 2008	July 12, 2009	July 13, 2008

40	$449,000	473,000	999,000	1,055,000
27	337,000	354,000	763,000	783,000
21	342,000	363,000	777,000	820,000

As of July 12, 2009, three Marie Callender’s franchisees otherwise unaffiliated with the Company owned 13, or 32%, of the 40 franchised Marie Callender’s restaurants, consisting of five, four and four restaurants, respectively.  The following table presents a summary of the royalty and license fees provided by these three franchisees:

	Quarter	Quarter	Year-to-Date	Year-to-Date
# of	Ended	Ended	Ended	Ended
Restaurants	July 12, 2009	July 13, 2008	July 12, 2009	July 13, 2008

5	$219,000	128,000	369,000	313,000
4	201,000	111,000	318,000	268,000
4	139,000	74,000	219,000	172,000

The Company has arrangements with several different parties to whom territorial rights were granted in exchange for specified payments. The Company makes specified payments to those parties based on a percentage of gross sales from certain Perkins restaurants and for new Perkins restaurants opened within those geographic regions. During the second quarters of 2009 and 2008, we paid an aggregate of $643,000 and $679,000, respectively, and during the year-to-date periods of 2009 and 2008, we paid an aggregate of $1,421,000 and $1,482,000, respectively, under such arrangements. Three such agreements are currently in effect. Of these, one expires in the year 2075, one expires upon the death of the beneficiary and the remaining agreement remains in effect as long as we operate Perkins restaurants in certain states.

(7) Supplemental Cash Flow Information

The change in cash and cash equivalents due to changes in operating assets and liabilities in the statements of cash flows for the year-to-date periods ended July 12, 2009 and July 13, 2008 consisted of the following (in thousands):

	Year-to-Date	Year-to-Date
	Ended	Ended
	July 12, 2009	July 13, 2008
Decrease (increase) in:
Restricted cash	$2,100	-
Receivables	4,874	(160)
Inventories	(138)	(912)
Prepaid expenses and other current assets	(2,189)	(155)
Other assets	854	1,642

Increase (decrease) in:
Accounts payable	(5,287)	129
Accrued expenses and other current liabilities	(3,181)	654
Other liabilities	2,474	(91)
Net changes in operating assets and liabilities	$(493)	1,107

(8) Goodwill and Intangible Assets

Goodwill

Goodwill of $9,836,000 at both July 12, 2009 and December 28, 2008 was attributable solely to the restaurant operating segment.

Intangible Assets

The components of our identifiable intangible assets are as follows (in thousands):

	July 12, 2009	December 28, 2008
Amortizing intangible assets:
Franchise agreements	$35,000	35,000
Customer relationships	13,300	13,300
Acquired franchise rights	11,076	11,076
Design prototype	834	834
Subtotal	60,210	60,210
Less — accumulated amortization	(21,232)	(19,963)
Total amortizing intangible assets	38,978	40,247
Nonamortizing intangible asset:
Tradenames	110,600	110,600
Total intangible assets	$149,578	150,847

(9) Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	July 12, 2009	December 28, 2008
Payroll and related benefits	$14,596	15,017
Interest	7,574	9,634
Gift cards and gift certificates	3,044	7,446
Property, real estate and sales taxes	5,070	4,118
Insurance	2,077	1,874
Advertising	1,428	978
Other	6,417	7,973
Total accrued expenses	$40,206	47,040

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

The following table presents revenues and other financial information by business segment (in thousands):

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
Revenues	July 12, 2009	July 13, 2008	July 12, 2009	July 13, 2008

Restaurant operations	$106,495	114,353	255,723	273,387
Franchise operations	5,305	5,737	12,249	13,169
Foxtail	12,942	13,689	30,504	33,465
Intersegment revenue	(4,376)	(4,088)	(10,289)	(9,431)
Other	1,510	1,275	2,942	2,776
Total	$121,876	130,966	291,129	313,366

Segment profit (loss)

Restaurant operations	5,335	5,415	14,411	13,605
Franchise operations	4,840	5,263	11,269	12,084
Foxtail	1,164	(1,809)	1,323	(1,885)
Other	(17,219)	(16,934)	(42,637)	(39,457)
Total	$(5,880)	(8,065)	(15,634)	(15,653)

Segment assets			July 12, 2009	December 28, 2008

Restaurant operations			124,370	131,135
Franchise operations			102,302	102,719
Foxtail			36,025	37,575
Other			42,252	52,079
Total			$304,949	323,508

The components of the other segment loss are as follows (in thousands):

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	July 12, 2009	July 13, 2008	July 12, 2009	July 13, 2008
General and administrative expenses	$9,079	8,717	21,229	21,102
Depreciation and amortization expenses	784	773	1,821	1,784
Interest expense, net	10,130	8,026	23,745	18,303
Loss on disposition of assets, net	114	192	774	36
Asset write-down	232	285	434	517
Provision for income taxes	-	141	-	322
Net earnings attributable to noncontrolling interests	33	30	79	76
Licensing revenue	(1,448)	(1,204)	(2,808)	(2,621)
Other	(1,705)	(26)	(2,637)	(62)
Total other segment loss	$17,219	16,934	42,637	39,457

(11) Long-Term Debt

Refinancing Transaction

On September 24, 2008, the Company issued $132,000,000 of 14% senior secured notes (the "Secured Notes") and entered into a new $26,000,000 revolving credit facility (the “Revolver”) in connection with the refinancing and termination of its then existing $100,000,000 term loan and $40,000,000 revolving credit facility.

Secured Notes and 10% Senior Notes

The Secured Notes were issued at a discount of $7,537,200, which is being accreted using the interest method over the term of the Secured Notes.  The Secured Notes will mature on May 31, 2013, and interest is payable semi-annually on May 31 and November 30 of each year.

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

The Secured Notes indenture and the 10% Senior Notes indenture contain various customary events of default, including, without limitation:  (i) nonpayment of principal or interest; (ii) cross-defaults with certain other indebtedness; (iii) certain bankruptcy related events; (iv) invalidity of guarantees; (v) monetary judgment defaults; and (vi) certain change of control events.  In addition, any impairment of the security interest in the Secured Notes collateral will constitute an event of default under the Secured Notes indenture.

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

Amounts outstanding under the Revolver bear interest, at the Company’s option, at a rate per annum equal to either: (i) the base rate, as defined in the Revolver, plus an applicable margin or (ii) a LIBOR-based equivalent, plus an applicable margin.  For the foreseeable future, margins are expected to be 325 basis points for base rate loans and 425 basis points for LIBOR loans.  As of July 12, 2009, the average annual interest rate on aggregate borrowings under the Revolver was 7.9%, and the Revolver permitted additional borrowings of approximately $7,013,000 (after giving effect to $8,713,000 in borrowings and $10,274,000 in letters of credit outstanding).  The letters of credit are primarily utilized in conjunction with our workers’ compensation programs.

The Revolver contains various affirmative and negative covenants, including, but not limited to a financial covenant for the Company to maintain at least $30,000,000 of trailing 13-period EBITDA, as defined in the Revolver, and limits the Company’s capital expenditures.

The average interest rate on aggregate borrowings of the Company’s long-term debt on July 12, 2009 was 11.5% compared to the average interest rate on aggregate borrowings on July 13, 2008 of 9.5%.

Our debt agreements place restrictions on the Company’s ability and the ability of its subsidiaries to: (i) incur additional indebtedness or issue certain preferred stock; (ii) repay certain indebtedness prior to stated maturities; (iii) pay dividends or make other distributions on, redeem or repurchase capital stock or subordinated indebtedness; (iv) make certain investments or other restricted payments; (v) enter into transactions with affiliates; (vi) issue stock of subsidiaries; (vii) transfer, sell or consummate a merger or consolidation of all, or substantially all, of the Company's assets; (viii) change its line of business; (ix) incur dividend or other payment restrictions with regard to restricted subsidiaries; (x) create or incur liens on assets to secure debt; (xi) dispose of assets; (xii) restrict distributions from subsidiaries; (xiii) make certain acquisitions; (xiv) make capital expenditures; or (xv) amend the terms of the Company's outstanding notes.  As of July 12, 2009, we were in compliance with the financial covenants contained in our debt agreements.  The Company plans to manage its business during the current weak general economic environment through continued development and implementation of operating measures designed to reduce expenditures, conserve cash and generate incremental cash flow. Based on current projections, management anticipates that the Company will be in compliance with its financial covenants under the Revolver throughout fiscal 2009; however, if the Company does not meet current projections and/or if the weak economic environment deteriorates further, or is prolonged, and the Company’s actions to respond to these conditions are not sufficient, the Company could fail to comply with one or more of the financial covenants.

(12) Income Tax

The effective tax provision rates for the second quarters ended July 12, 2009 and July 13, 2008 were 0.0% and 1.8%, respectively.  Our rates differ from the statutory rate primarily due to a valuation allowance against deferred tax deductions, losses and credits.

As of both July 12, 2009 and December 28, 2008 the Company had approximately $1,097,000 of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate.  As of both July 12, 2009 and December 28, 2008 the Company had $652,000 of unrecognized tax benefits reducing federal and state net operating loss carry forwards and federal credit carry forwards that, if recognized, would be subject to a valuation allowance.  The Company expects that the total amount of its gross unrecognized tax benefits will decrease between $76,000 and $667,000 within the next twelve months (from July 12, 2009) due to federal and state settlements and expiration of statutes.

(13) P&MC’s Holding LLC Equity Plan and Other Equity Transactions

Effective April 1, 2007, P&MC’s Holding LLC established a management equity incentive plan (the “Equity Plan”) for the benefit of key Company employees. The Equity Plan provides the following two types of equity ownership in P&MC’s Holding LLC: (i) Strip Subscription Units, which consist of Class A Units and Class C Units and (ii) Incentive Units, which consist of time vesting Class C Units.

Stock-based employee compensation expense is charged by the Company based on the recognition and measurement provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” and related interpretations.  Stock-based compensation expense for the quarterly and year-to-date periods ended July 12, 2009 and July 13, 2008, was not material.

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

In June 2009, an affiliate of Castle Harlan canceled indebtedness of P&MC’s Holding Corp. in exchange for 102,682.388 Class A-1 units and 102,682.388 Class B units of P&MC’s Holding LLC.  The Class A-1 units carry a preferred return of 14% and are senior to the existing Class A units, which are senior to the existing Class B units.  The cancelation of indebtedness at the Company’s parent level had no impact on the Company’s consolidated financial statements.

(14) Recent Accounting Pronouncements

The following are recent accounting standards adopted or issued that could have an impact on our Company:

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS No. 167”) which amends the consolidation guidance that applies to variable interest entities under FIN 46(R). SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This statement is effective for financial statements issued in fiscal years (and interim periods) beginning after November 15, 2009. The Company is currently evaluating the provisions of this statement and does not currently anticipate that its implementation will have a material effect on its consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective prospectively for interim and annual periods ending after June 15, 2009. The Company followed the requirements of this statement in the preparation of the accompanying financial statements and has evaluated subsequent events through August 26, 2009, the issuance date of the accompanying consolidated financial statements.

Intangible Assets

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP FAS 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements require prospective application to all intangible assets recognized as of, and subsequent to, the effective date.  FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The application of the requirements of this FSP did not have any effect on the accompanying consolidated financial statements.

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

 (15) Equity (Deficit)

A summary of the changes in equity (deficit) for the year-to-date periods ended July 12, 2009 and July 13, 2008 is provided below:

	Year-to-Date Ended July 12, 2009			Year-to-Date Ended July 13, 2008
	Total			Total
	Stockholder's		Total	Stockholder's		Total
	Investment (Deficit)	Noncontrolling Interests	Equity (Deficit)	Investment (Deficit)	Noncontrolling Interests	Equity (Deficit)

Balance, beginning of period	$(111,073)	215	(110,858)	(69,958)	333	(69,625)

Distribution of equity ownership units in P&MC's Holding LLC	-	-	-	(185)	-	(185)

Distributions to noncontrolling interest holders	-	(71)	(71)	-	(224)	(224)

Net (loss) earnings	(15,634)	79	(15,555)	(15,653)	76	(15,577)
Currency translation adjustment	24		24	(8)		(8)
Total comprehensive loss			(15,531)			(15,585)
Balance, end of period	$(126,683)	223	(126,460)	(85,804)	185	(85,619)

(16) Condensed Consolidated Financial Information

The Company’s 10% Senior Notes and Secured Notes were issued subject to a joint and several, full and unconditional guarantee by all of the Company’s 100% owned domestic subsidiaries. There are no significant restrictions on the Company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or loan. Additionally, there are no significant restrictions on the guarantor subsidiaries’ ability to obtain funds from the Company or its direct or indirect subsidiaries.

The following consolidating statements of operations, balance sheets and statements of cash flows are provided for the parent company and all subsidiaries. The information has been presented as if the parent company accounted for its ownership of the guarantor and non-guarantor subsidiaries using the equity method of accounting.

Consolidating Statement of Operations for the Quarter ended July 12, 2009 (unaudited; in thousands):

		Guarantor	Non-		Consolidated
	Parent Issuer	WRG	Guarantors	Eliminations	PMCI

REVENUES:
Food sales	$71,865	37,443	5,753	-	115,061
Franchise and other revenue	4,608	2,207	-	-	6,815
Total revenues	76,473	39,650	5,753	-	121,876

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	18,918	9,265	2,118	-	30,301
Labor and benefits	24,278	15,136	1,490	-	40,904
Operating expenses	18,407	11,511	2,154	-	32,072
General and administrative	8,732	1,397	-	-	10,129
Depreciation and amortization	4,018	1,402	137	-	5,557
Interest, net	9,915	215	-	-	10,130
Asset impairments and closed store expenses	63	274	9	-	346
Other, net	(139)	(1,577)	-	-	(1,716)
Total costs and expenses	84,192	37,623	5,908	-	127,723
Income (loss) before income taxes	(7,719)	2,027	(155)	-	(5,847)
Provision for income taxes	-	-	-	-	-
Net (loss) income	(7,719)	2,027	(155)	-	(5,847)
Less: net earnings attributable to noncontrolling interests	-	-	33	-	33
Equity in earning (loss) of subsidiaries	1,872	-	-	(1,872)	-
Net (loss) income attributable to Perkins & Marie Callender's Inc.	$(5,847)	2,027	(188)	(1,872)	(5,880)

Consolidating Statement of Operations for the Quarter ended July 13, 2008 (unaudited; in thousands):

		Guarantor	Non-		Consolidated
	Parent Issuer	WRG	Guarantors	Eliminations	PMCI

REVENUES:
Food sales	$78,611	39,288	6,054	-	123,953
Franchise and other revenue	4,840	2,173	-	-	7,013
Total revenues	83,451	41,461	6,054	-	130,966

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	23,378	12,152	1,629	-	37,159
Labor and benefits	26,698	14,369	2,132	-	43,199
Operating expenses	20,537	11,523	2,108	-	34,168
General and administrative	8,881	1,217	-	-	10,098
Depreciation and amortization	4,095	1,486	183	-	5,764
Interest, net	7,686	340	-	-	8,026
Asset impairments and closed store expenses	175	282	20	-	477
Other, net	(31)	-	-	-	(31)
Total costs and expenses	91,419	41,369	6,072	-	138,860
Income (loss) before income taxes	(7,968)	92	(18)	-	(7,894)
Provision for income taxes	(141)	-	-	-	(141)
Net (loss) income	(8,109)	92	(18)	-	(8,035)
Less: net earnings attributable to noncontrolling interests	-	-	30	-	30
Equity in earnings (loss) of subsidiaries	74	-	-	(74)	-
Net (loss) income attributable to Perkins & Marie Callender's Inc.	$(8,035)	92	(48)	(74)	(8,065)

Consolidating Statement of Operations for the Year-to-Date Period ended July 12, 2009 (unaudited; in thousands):

		Guarantor	Non-		Consolidated
	Parent Issuer	WRG	Guarantors	Eliminations	PMCI

REVENUES:
Food sales	$173,591	88,582	13,765	-	275,938
Franchise and other revenue	10,391	4,800	-	-	15,191
Total revenues	183,982	93,382	13,765	-	291,129

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	45,763	23,884	3,628	-	73,275
Labor and benefits	57,745	33,494	4,990	-	96,229
Operating expenses	45,778	26,977	5,018	-	77,773
General and administrative	21,080	3,138	-	-	24,218
Depreciation and amortization	9,454	3,130	329	-	12,913
Interest, net	23,296	449	-	-	23,745
Asset impairments and closed store expenses	824	295	89	-	1,208
Other, net	(1,101)	(1,576)	-	-	(2,677)
Total costs and expenses	202,839	89,791	14,054	-	306,684
Income (loss) before income taxes	(18,857)	3,591	(289)	-	(15,555)
Provision for income taxes	-	-	-	-	-
Net (loss) income	(18,857)	3,591	(289)	-	(15,555)
Less: net earnings attributable to noncontrolling interests	-	-	79	-	79
Equity in earnings (loss) of subsidiaries	3,302	-	-	(3,302)	-
Net (loss) income attributable to Perkins & Marie Callender's Inc.	$(15,555)	3,591	(368)	(3,302)	(15,634)

Consolidating Statement of Operations for the Year-to-Date Period ended July 13, 2008 (unaudited; in thousands):

		Guarantor	Non-		Consolidated
	Parent Issuer	WRG	Guarantors	Eliminations	PMCI

REVENUES:
Food sales	$186,920	95,704	14,797	-	297,421
Franchise and other revenue	10,876	5,069	-	-	15,945
Total revenues	197,796	100,773	14,797	-	313,366

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	54,366	29,106	4,089	-	87,561
Labor and benefits	63,013	34,521	5,154	-	102,688
Operating expenses	48,826	27,252	5,043	-	81,121
General and administrative	22,035	3,080	-	-	25,115
Depreciation and amortization	9,521	3,466	383	-	13,370
Interest, net	17,680	623	-	-	18,303
Asset impairments and closed store expenses	319	204	30	-	553
Other, net	(90)	-	-	-	(90)
Total costs and expenses	215,670	98,252	14,699	-	328,621
Income (loss) before income taxes	(17,874)	2,521	98	-	(15,255)
Provision for income taxes	(322)	-	-	-	(322)
Net (loss) income	(18,196)	2,521	98	-	(15,577)
Less: net earnings attributable to noncontrolling interests	-	-	76	-	76
Equity in earnings (loss) of subsidiaries	2,619	-	-	(2,619)	-
Net (loss) income attributable to Perkins & Marie Callender's Inc.	$(15,577)	2,521	22	(2,619)	(15,653)

Consolidating Balance Sheet as of July 12, 2009 (unaudited; in thousands):

		Guarantor	Non-		Consolidated
	Parent Issuer	WRG	Guarantors	Eliminations	PMCI
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,718	49	669	-	2,436
Restricted cash	7,400	-	-	-	7,400
Receivables, less allowances for doubtful accounts	11,073	5,314	40	-	16,427
Inventories	9,172	3,076	190	-	12,438
Prepaid expenses and other current assets	4,228	941	16	-	5,185
Total current assets	33,591	9,380	915	-	43,886

PROPERTY AND EQUIPMENT, net	57,615	24,589	2,267	-	84,471
INVESTMENT IN UNCONSOLIDATED PARTNERSHIP	-	31	9	-	40
GOODWILL	9,836	-	-	-	9,836
INTANGIBLE ASSETS, net	149,442	136	-	-	149,578
INVESTMENTS IN SUBSIDIARIES	(82,131)	-	-	82,131	-
DUE FROM SUBSIDIARIES	85,247	-	-	(85,247)	-
OTHER ASSETS	15,378	1,550	210	-	17,138
TOTAL ASSETS	$268,978	35,686	3,401	(3,116)	304,949

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	7,701	4,932	375	-	13,008
Accrued expenses	28,928	10,059	1,219	-	40,206
Franchise advertising contributions	5,881	-	-	-	5,881
Current maturities of long-term debt and capital lease obligations	177	191	-	-	368
Total current liabilities	42,687	15,182	1,594	-	59,463

LONG-TERM DEBT, less current maturities	322,874	8	-	-	322,882
CAPITAL LEASE OBLIGATIONS, less current maturities	8,171	5,335	-	-	13,506
DEFERRED RENT	11,189	4,836	69	-	16,094
OTHER LIABILITIES	10,740	8,724	-	-	19,464
DUE TO PARENT	-	84,080	1,167	(85,247)	-

EQUITY (DEFICIT):
Common stock	1	-	-	-	1
Preferred stock	-	63,277	-	(63,277)	-
Capital in excess of par	-	9,338	-	(9,338)	-
Additional paid-in capital	149,851	-	-	-	149,851
Treasury stock	-	(137)	-	137	-
Accumulated other comprehensive income	20	-	-	-	20
Accumulated (deficit) earnings	(276,555)	(154,957)	348	154,609	(276,555)
Total stockholder's investment (deficit)	(126,683)	(82,479)	348	82,131	(126,683)
Noncontrolling interests	-	-	223	-	223
Total equity (deficit)	(126,683)	(82,479)	571	82,131	(126,460)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$268,978	35,686	3,401	(3,116)	304,949

Consolidating Balance Sheet as of December 28, 2008 (in thousands):

		Guarantor	Non-		Consolidated
	Parent Issuer	WRG	Guarantors	Eliminations	PMCI
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,155	1,662	796	-	4,613
Restricted cash	10,140	-	-	-	10,140
Receivables, less allowances for doubtful accounts	14,392	6,955	39	-	21,386
Inventories	8,145	3,893	262	-	12,300
Prepaid expenses and other current assets	2,721	269	6	-	2,996
Total current assets	37,553	12,779	1,103	-	51,435

PROPERTY AND EQUIPMENT, net	65,020	26,357	2,123	-	93,500
INVESTMENT IN UNCONSOLIDATED PARTNERSHIP	-	39	9	-	48
GOODWILL	9,836	-	-	-	9,836
INTANGIBLE ASSETS, net	150,676	171	-	-	150,847
INVESTMENTS IN SUBSIDIARIES	(85,354)	-	-	85,354	-
DUE FROM SUBSIDIARIES	88,948	-	-	(88,948)	-
OTHER ASSETS	16,195	1,437	210	-	17,842
TOTAL ASSETS	$282,874	40,783	3,445	(3,594)	323,508

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	11,090	6,731	474	-	18,295
Accrued expenses	33,575	12,123	1,342	-	47,040
Franchise advertising contributions	5,316	-	-	-	5,316
Current maturities of long-term debt and capital lease obligations	169	213	-	-	382
Total current liabilities	50,150	19,067	1,816	-	71,033

LONG-TERM DEBT, less current maturities	316,516	18	-	-	316,534
CAPITAL LEASE OBLIGATIONS, less current maturities	8,270	5,445	-	-	13,715
DEFERRED RENT	10,180	5,089	74	-	15,343
OTHER LIABILITIES	8,831	8,910	-	-	17,741
DUE TO PARENT	-	88,324	624	(88,948)	-

EQUITY (DEFICIT):
Common stock	1	-	-	-	1
Preferred stock	-	63,277	-	(63,277)	-
Capital in excess of par	-	9,338	-	(9,338)	-
Additional paid-in capital	149,851	-	-	-	149,851
Treasury stock	-	(137)	-	137	-
Accumulated other comprehensive income	(4)	-	-	-	(4)
Accumulated (deficit) earnings	(260,921)	(158,548)	716	157,832	(260,921)
Total stockholder's investment (deficit)	(111,073)	(86,070)	716	85,354	(111,073)
Noncontrolling interests	-	-	215	-	215
Total equity (deficit)	(111,073)	(86,070)	931	85,354	(110,858)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$282,874	40,783	3,445	(3,594)	323,508

Consolidating Statement of Cash Flows for the Year-to-Date Period ended July 12, 2009 (unaudited; in thousands):

		Guarantor	Non-		Consolidated
	Parent Issuer	WRG	Guarantors	Eliminations	PMCI

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(15,555)	3,591	(289)	(3,302)	(15,555)
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Equity in (loss) earnings of subsidiaries	(3,302)	-	-	3,302	-
Depreciation and amortization	9,454	3,130	329	-	12,913
Asset impairments	131	214	89	-	434
Amortization of debt discount	829	-	-	-	829
Other non-cash income and expense items	(982)	(1,362)	-	-	(2,344)
Loss on disposition of assets	693	81	-	-	774
Equity in net loss of unconsolidated partnership	-	8	-	-	8
Net changes in operating assets and liabilities	941	(1,268)	(166)	-	(493)
Total adjustments	7,764	803	252	3,302	12,121
Net cash (used in) provided by operating activities	(7,791)	4,394	(37)	-	(3,434)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,126)	(1,628)	(562)	-	(4,316)
Proceeds from sale of assets	483	7	-	-	490
Net cash used in investing activities	(1,643)	(1,621)	(562)	-	(3,826)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Revolver	18,248	-	-	-	18,248
Repayment of Revolver	(12,719)	-	-	-	(12,719)
Repayment of capital lease obligations	(91)	(132)	-	-	(223)
Repayment of other debt	-	(10)	-	-	(10)
Debt financing costs	(142)	-	-	-	(142)
Distributions to noncontrolling interest holders	-	-	(71)	-	(71)
Intercompany financing	3,701	(4,244)	543	-	-
Net cash provided by (used in) financing activities	8,997	(4,386)	472	-	5,083
NET DECREASE IN CASH AND CASH EQUIVALENTS	(437)	(1,613)	(127)	-	(2,177)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	2,155	1,662	796	-	4,613
Balance, end of period	$1,718	49	669	-	2,436

Consolidating Statement of Cash Flows for the Year-to-Date Period ended July 13, 2008 (unaudited; in thousands):

		Guarantor	Non-		Consolidated
	Parent Issuer	WRG	Guarantors	Eliminations	PMCI

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(15,577)	2,521	98	(2,619)	(15,577)
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Equity in the (loss) earnings of subsidiaries	(2,619)	-	-	2,619	-
Depreciation and amortization	9,521	3,466	383	-	13,370
Asset impairment costs	313	174	30	-	517
Amortization of debt discount	178	-	-	-	178
Other non-cash income and expense items	(223)	43	-	-	(180)
Loss (gain) on disposition of assets	6	30	-	-	36
Equity in net loss of unconsolidated partnerships	-	10	-	-	10
Net changes in operating assets and liabilities	4,709	(3,073)	(529)	-	1,107
Total adjustments	11,885	650	(116)	2,619	15,038
Net cash (used in) provided by operating activities	(3,692)	3,171	(18)	-	(539)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,806)	(1,690)	(170)	-	(11,666)
Proceeds from sale of assets	-	-	-	-	-
Net cash (used in) provided by investing activities	(9,806)	(1,690)	(170)	-	(11,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from terminated revolver	21,200	-	-	-	21,200
Repayment of terminated revolver	(25,000)	-	-	-	(25,000)
Repayment of Term Loan	(750)	-	-	-	(750)
Repayment of capital lease obligations	(83)	(159)	-	-	(242)
Repayment of other debt	-	(10)	-	-	(10)
Debt financing costs	(1,056)	-	-	-	(1,056)
Lessor financing of new restaurants	2,286	-	-	-	2,286
Distributions to noncontrolling interest holders	-	-	(224)	-	(224)
Intercompany financing	145	449	(594)	-	-
Repurchase of equity ownership units in P&MC's Holding LLC	(185)	-	-	-	(185)
Net cash (used in) provided by financing activities	(3,443)	280	(818)	-	(3,981)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,941)	1,761	(1,006)	-	(16,186)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	19,391	428	(787)	-	19,032
Balance, end of period	$2,450	2,189	(1,793)	-	2,846

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

Perkins Restaurant & Bakery

Perkins, founded in 1958, serves a variety of demographically and geographically diverse customers for a wide range of dining occasions that are appropriate for the entire family. Perkins continually adapts its menu, product offerings and building décor to meet changing consumer preferences. As of July 12, 2009, Perkins offered a full menu of over 90 assorted breakfast, lunch, dinner, snack and dessert items ranging in price from $3.89 to $13.99, with an average guest check of $8.80 at our Company-operated Perkins restaurants.  Perkins’ signature menu items include our omelettes, secret-recipe real buttermilk pancakes, Mammoth Muffins, the Tremendous Twelve platter, salads, melt sandwiches and Butterball turkey entrees. Breakfast items, which are available throughout the day, account for approximately half of the entrees sold in our Perkins restaurants.

Perkins is a leading operator and franchisor of full-service family dining restaurants. As of July 12, 2009, we franchised 316 restaurants to 106 franchisees in 31 states and 5 Canadian provinces, and we operated 163 restaurants. The footprint of our Company-operated Perkins restaurants extends over 13 states, with a significant number of restaurants in Minnesota and Florida.  For the trailing thirteen four-week periods ended July 12, 2009, our Company-operated Perkins restaurants generated average annual revenues of $1,772,000 per restaurant.

Perkins’ franchised restaurants operate pursuant to license agreements generally having an initial term of 20 years and requiring both a royalty fee (4% of gross sales) and an advertising contribution (3% of gross sales). Generally, franchisees pay a non-refundable license fee of $20,000 and a training fee of $30,000 for each new restaurant. The Company has extended an incentive offer to existing Perkins franchisees in good standing with the Company for each new restaurant application approved by December 31, 2009, provided the new restaurant opens by December 31, 2011. The incentive offer provides reduced royalty fees of 2% of gross sales for the first year of operations and 3% of gross sales for the second year of operations. Royalty fees for the third and subsequent years are paid at the contractual 4% rate. Typically, franchisees may terminate license agreements upon a minimum of twelve months prior notice and upon payment of specified liquidated damages. Franchisees do not typically have express renewal rights.

For the quarters ended July 12, 2009 and July 13, 2008, average royalties earned per franchised Perkins restaurant were approximately $14,500 and $15,200, respectively.  The following number of Perkins’ license agreements have expiration dates occurring during the next five years: 2009 — thirteen; 2010 —seventeen; 2011 — thirteen; 2012 — seven; and 2013— nine. Upon the expiration of their license agreements, franchisees typically apply for and receive new license agreements. Franchisees pay a license agreement renewal fee of $5,000 to $7,500 depending on the length of the renewal term.

Marie Callender’s Restaurant and Bakery

Marie Callender’s is a mid-priced casual dining concept. Founded in 1948, it has one of the longest operating histories within the full-service dining sector. Marie Callender’s is known for serving quality food in a warm, pleasant atmosphere, and for its premium pies that are baked fresh daily. As of July 12, 2009, the Company offered a full menu of over 50 items ranging in price from $5.89 to $17.99. Marie Callender’s signature menu items include pot pies, quiches, a plentiful salad bar and Sunday brunch.

Marie Callender’s operates primarily in the western United States. As of July 12, 2009, we franchised 40 restaurants to 25 franchisees located in four states and Mexico, and we operated 92 Marie Callender’s restaurants. The footprint of our Company-operated Marie Callender’s restaurants extends over nine states with 62 restaurants located in California.  For the trailing thirteen four-week periods ended July 12, 2009, our existing Company-operated Marie Callender’s restaurants generated average annual revenues of $2,100,000 per restaurant.  As of July 12, 2009, 128 restaurants were operated under the “Marie Callender’s” name, one under the “Marie Callender’s Grill” name, two under the “Callender’s Grill” name and one under the “East Side Mario’s” name. The Company owns and operates 77 Marie Callender’s restaurants, two Callender’s Grill restaurants, and the East Side Mario’s restaurant (a mid-priced Italian restaurant operating in Lakewood, California).  The Company also has an ownership interest in 12 Marie Callender’s restaurants under partnership agreements, with a minority interest in two of the partnership restaurants and a 57% to 95% ownership interest in the remaining ten locations.  Franchisees owned and operated 39 Marie Callender’s restaurants and the Marie Callender’s Grill.

 Marie Callender’s franchised restaurants operate pursuant to franchise agreements generally having an initial term of 15 years and requiring both a royalty fee (normally 5% of gross sales) and advertising expenditures equal to 1½% of gross sales.  Generally, franchisees pay a non-refundable initial franchise fee of $25,000 and a training fee of $35,000 prior to opening a restaurant. Franchisees typically have the right to renew the franchise agreement for two terms of five years each.

For the quarters ended July 12, 2009 and July 13, 2008, average royalties earned per franchised restaurant were approximately $17,400 and $21,400, respectively.  The following number of Marie Callender’s franchise agreements have expiration dates occurring during the next five years: 2009 — none; 2010 — two; 2011 — one; 2012 — three; and 2013— one. Upon the expiration of their franchise agreements, franchisees typically apply for and receive new franchise agreements and pay a franchise agreement renewal fee of $2,500.

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

In comparison to the second quarter of 2008,  Perkins’ Company-operated restaurants’ comparable sales decreased by 8.3% and Marie Callender’s Company-operated restaurants’ comparable sales decreased by 5.3% during the second quarter of 2009.  These declines in comparable sales resulted primarily from decreases in comparable guest counts at both concepts.  Management believes the decline in comparable guest counts for both concepts is attributable primarily to adverse economic conditions that are impacting the restaurant industry, particularly in Florida for Perkins restaurants and in California for Marie Callender’s restaurants.

OPERATIONS, FINANCIAL POSITION AND LIQUIDITY

At July 12, 2009, we had a negative working capital balance of $15,577,000 and a total stockholder’s deficit of $126,683,000.  Furthermore, at July 12, 2009, we had $2,436,000 in unrestricted cash and cash equivalents and $7,013,000 of borrowing capacity under our Revolver.

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

We have experienced a decline in same store sales and an increase in net losses in recent quarterly periods.  The recent turmoil in the economy has adversely affected our guest counts and, in turn, our net loss and cash generated by operations.  The Company expects to incur a net loss in 2009.  In order to improve the cash flows in our business, we have introduced a new breakfast program at our Marie Callender’s restaurants, implemented price increases, improved systems to more effectively manage our food and labor costs, upgraded our management staff and certain equipment in our Foxtail division to drive higher operating efficiencies, reduced overall planned capital expenditures for 2009 and eliminated several salaried positions.  Management expects these initiatives together with the Company’s cash provided by operations and borrowing capacity will provide sufficient liquidity for at least the next twelve months.  However, there can be no assurance as to whether these or other actions will enable us to generate sufficient cash flow to fund our operations and service our debt.

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

Quarter Ended July 12, 2009 Compared to the Quarter Ended July 13, 2008

The following table reflects certain data for the quarter ended July 12, 2009 compared to the quarter ended July 13, 2008.  The consolidated information is derived from the accompanying consolidated statements of operations.  Data from the Company’s segments – restaurant operations; franchise operations; Foxtail and other – is included for comparison.  The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable revenue amount (food cost as a percentage of food sales; labor and benefits and operating expenses as a percentage of total revenues in the restaurant operations and franchise operations segments and as a percentage of food sales in the Foxtail segment).  The food cost ratio in the consolidated results reflects the elimination of intersegment food cost of $4,376,000 and $4,088,000 in the second quarters of 2009 and 2008, respectively.

	Consolidated Results		Restaurant Operations		Franchise Operations
	Quarter Ended		Quarter Ended		Quarter Ended
	July 12, 2009	July 13, 2008	July 12, 2009	July 13, 2008	July 12, 2009	July 13, 2008

Food sales	$119,437	128,042	106,495	114,353	-	-
Franchise and other revenue	6,815	7,012	-	-	5,305	5,737
Intersegment revenue	(4,376)	(4,088)	-	-	-	-
Total revenues	121,876	130,966	106,495	114,353	5,305	5,737

Food cost	26.3%	30.0%	25.2%	27.3%	0.0%	0.0%
Labor and benefits	33.6%	33.0%	36.8%	36.1%	0.0%	0.0%
Operating expenses	26.3%	26.1%	28.9%	27.8%	8.8%	8.3%

Segment (loss) profit	$(5,880)	(8,065)	5,335	5,415	4,840	5,263

	Foxtail (a)		Other (b)
	Quarter Ended		Quarter Ended
	July 12, 2009	July 13, 2008	July 12, 2009	July 13, 2008

Food sales	$12,942	13,689	-	-
Franchise and other revenue	-	-	1,510	1,275
Intersegment revenue	(4,376)	(4,088)	-	-
Total revenues	8,566	9,601	1,510	1,275

Food cost	55.2%	72.9%	0.0%	0.0%
Labor and benefits	13.4%	13.4%	4.7%	6.0%
Operating expenses	10.5%	13.9%	0.0%	0.0%

Segment (loss) profit	$1,164	(1,809)	(17,219)	(16,934)

(a)  In the Foxtail segment, the percentages for food cost, labor and benefits, and operating expenses, as presented above, represent manufacturing costs, only.  Selling, general and administrative expenses incurred in the Foxtail segment are included in the segment (loss) profit presented above, but are included in general and administrative expenses in the consolidated statements of operations.

(b)  Licensing revenue of $1,448,000 and $1,204,000 for the second quarters of 2009 and 2008, respectively, is included in the other segment revenues. The other segment loss includes corporate general and administrative expenses, interest expense and other non-operational expenses. For details of the other segment loss, see Note 10, “Segment Reporting” in the notes to consolidated financial statements.

Segment Overview

Our revenues are derived primarily from restaurant operations, franchise royalties and the sale of bakery products produced by Foxtail. Sales from Foxtail to Company-operated restaurants are eliminated in the accompanying statements of operations. Segment revenues as a percentage of total revenues were as follows:

	Percentage of Total Revenues
	Quarter	Quarter
	Ended	Ended
	July 12, 2009	July 13, 2008

Restaurant operations	87.4%	87.3%
Franchise operations	4.4%	4.4%
Foxtail	7.0%	7.3%
Other	1.2%	1.0%
Total revenues	100.0%	100.0%

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

Total restaurant segment revenues decreased by approximately $7,858,000 in the second quarter of 2009 as compared to the second quarter of 2008, due primarily to lower comparable restaurant sales.  Comparable sales for the second quarter of 2009 decreased by 8.3% at Perkins Company-operated restaurants and 5.3% at Marie Callender’s Company-operated restaurants. These declines in comparable sales resulted primarily from a decrease in comparable guest counts due to unfavorable economic conditions.  Since the second quarter of 2008, the Company has closed one Perkins restaurant.  The Company has acquired one Marie Callender’s restaurant from a franchisee since the second quarter of 2008.

Restaurant segment income decreased by $80,000 in the second quarter of 2009 compared to a year ago, primarily due to lower comparable restaurant sales which led to increases in labor and benefits and operating expenses as percentages of total revenues.  These increases were partially offset by lower food cost.  Labor and benefits, as a percentage of total revenues, increased from 36.1% to 36.8% due to higher employee benefits costs.  Operating expenses, as a percentage of total revenues, increased from 27.8% to 28.9% due to a decrease in total revenues relative to fixed costs and higher advertising costs.  Food cost, as a percentage of food sales, decreased from 27.3% to 25.2% due primarily to lower commodity costs, particularly eggs, dairy products and oils.

Franchise Operations Segment

The operating results of the franchise operations are mainly impacted by the same factors as those impacting the Company’s restaurant segment, excluding the operating cost factors since franchise segment income is earned primarily through royalty income.

Franchise revenues decreased by $432,000 in the second quarter of 2009 compared to the prior year’s second quarter. During the second quarter of 2009, royalty revenue decreased by $475,000 due to a decline in comparable customer counts, and franchise fees and renewal fees increased by $43,000.

Franchise segment profit decreased by $423,000 in the second quarter of 2009 compared to the prior year’s second quarter due primarily to the decline in franchise revenues.

Since the end of the second quarter of 2008, Perkins’ franchisees have opened two restaurants and closed four restaurants.  Over the same time period, a Marie Callender’s franchisee sold one restaurant to the Company, and no new franchised restaurants have opened.

Foxtail Segment

The operating results of Foxtail are impacted mainly by the following factors:  orders from our external customer base, general economic conditions, labor and employee benefit expenses, production efficiency, commodity prices, energy prices, Perkins and Marie Callender’s restaurant openings and closings, governmental legislation and food safety requirements.

Foxtail’s revenues, net of intercompany sales, decreased by $1,035,000 compared to the second quarter of 2008 due primarily to decreased customer demand offset partially by price increases.  The segment had a net profit of $1,164,000 in the second quarter of 2009 compared to a $1,809,000 net loss in the second quarter of 2008.  The improvement resulted primarily from increased sales prices, lower commodity costs, particularly eggs and dairy products, and operational improvements.

Revenues

Total revenues decreased by $9,090,000 in the second quarter of 2009 compared to the second quarter of 2008. The decrease was due to decreases in sales of $7,858,000 in the restaurant segment, decreases in franchise revenues of $432,000 in the franchise segment and a $1,035,000 decrease in sales in the Foxtail segment. These decreases were partially offset by a $235,000 increase in licensing and other revenues in the other segment.

Restaurant segment revenues decreased to $106,495,000 in the second quarter of 2009 from $114,353,000 in the second quarter of 2008, resulting primarily from an overall 7.1% decrease in comparable sales at Company-operated Perkins and Marie Callender’s restaurants. However, due to the decline in total revenues, restaurant segment revenues increased, as a percentage of total revenues, to 87.4% from 87.3% in the second quarters of 2009 and 2008, respectively.

Franchise segment revenues of $5,305,000 and $5,737,000 in the second quarters of 2009 and 2008, respectively, remained constant at 4.4% of total revenues. During the second quarter of 2009, royalty revenue decreased $475,000 due to a decline in comparable customer counts, and franchise fees and renewal fees increased by $43,000.

Foxtail revenues, net of intercompany sales, of $8,566,000 and $9,601,000 in the second quarters of 2009 and 2008, respectively, accounted for 7.0% and 7.3% of total revenues, respectively.  The decline in revenues was primarily due to decreased customer demand resulting from continued unfavorable economic conditions, partially offset by product price increases.

Costs and Expenses

Food Cost

Consolidated food cost was 26.3% and 30.0% of food sales in the second quarters of 2009 and 2008, respectively. This decrease of 3.7% was due primarily to lower commodity costs that impacted all segments.

Restaurant segment food cost was 25.2% and 27.3% of food sales in the second quarters of 2009 and 2008, respectively, primarily due to decreased commodity costs and menu price increases.  In the Foxtail segment, food cost decreased to 55.2% from 72.9% of food sales in the second quarters of 2009 and 2008, respectively, primarily as a result of higher sales prices and lower commodity costs, particularly eggs and dairy products.

Labor and Benefits Expenses

Consolidated labor and benefits expenses were 33.6% and 33.0% of total revenues in the second quarters of 2009 and 2008, respectively. Restaurant segment labor and benefits increased by 0.7% in 2009 due to higher employee medical insurance and workers’ compensation costs.  In the Foxtail segment, labor and benefits, as a percentage of food sales, was flat at 13.4% for the second quarters of 2009 and 2008.

Operating Expenses

Total operating expenses of $32,072,000 in the second quarter of 2009 decreased by $2,096,000 as compared to the second quarter of 2008. However, due to the decrease in total revenues, total operating expenses increased, as a percentage of total revenues, to 26.3% from 26.1% in the second quarters of 2009 and 2008, respectively.  Approximately 96.0% and 93.0% of total operating expenses in the second quarters of 2009 and 2008, respectively, were incurred in the restaurant segment. The most significant components of operating expenses were rent, utilities, advertising and restaurant and paper supplies. In the restaurant segment, operating expenses, as a percentage of restaurant food sales, increased by 1.1% in the second quarter of 2009 due primarily to the decrease in restaurant segment revenues relative to fixed costs and increases in advertising expense for increased regional marketing efforts, partially offset by lower utilities costs. Operating expenses in the Foxtail segment decreased by 3.4%, due primarily to lower repairs, maintenance and utilities costs.

General and Administrative Expenses

The most significant components of general and administrative (“G&A”) expenses were corporate labor and benefits, occupancy costs and audit and legal fees. G&A expenses were 8.3% and 7.7% of total revenues in the second quarters of 2009 and 2008, respectively.  The increase is primarily due to the decrease in total revenues relative to fixed costs.

Depreciation and Amortization

Depreciation and amortization expense was $5,557,000 and $5,764,000 in the second quarters of 2009 and 2008, respectively.

Interest, net

Interest, net was $10,130,000 (8.3% of total revenues) in the second quarter of 2009 compared to $8,026,000 (6.1% of total revenues) in the second quarter of 2008. This increase was primarily due to an increase in the average effective interest rate to 11.5% from 9.5% and an approximate $20,000,000 increase in the average debt outstanding during the second quarter of 2009 as compared to the second quarter of 2008.

Other, net

Other, net was net income of $1,716,000 in the second quarter of 2009 compared to income of $31,000 in the second quarter of 2008.  The income in 2009 primarily represents income from unredeemed gift cards (“gift card breakage”) of $1,576,000, which represents amounts related to Marie Callender’s gift cards sold since the inception of the gift card program in 2005.

Taxes

The effective tax provision rates for the quarters ended July 12, 2009 and July 13, 2008 were 0.0% and 1.8%, respectively.  Our rates differ from the statutory rate primarily due to a valuation allowance against deferred tax deductions, losses and credits.

Year-to-Date Period Ended July 12, 2009 Compared to the Year-to-Date Period Ended July 13, 2008

The following table reflects certain data for the year-to-date period ended July 12, 2009 compared to the year-to-date period ended July 13, 2008.  The consolidated information is derived from the accompanying consolidated statements of operations.  Data from the Company’s segments – restaurant operations; franchise operations; Foxtail and other – is included for comparison.  The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable revenue amount (food cost as a percentage of food sales; labor and benefits and operating expenses as a percentage of total revenues in the restaurant operations and franchise operations segments and as a percentage of food sales in the Foxtail segment).  The food cost ratio in the consolidated results reflects the elimination of intersegment food cost of $10,289,000 and $9,431,000 in the year-to-date periods of 2009 and 2008, respectively.

	Consolidated Results		Restaurant Operations		Franchise Operations
	Year- to-Date Ended		Year- to-Date Ended		Year- to-Date Ended
	July 12, 2009	July 13, 2008	July 12, 2009	July 13, 2008	July 12, 2009	July 13, 2008

Food sales	$286,227	306,852	255,722	273,387	-	-
Franchise and other revenue	15,191	15,945	-	-	12,248	13,169
Intersegment revenue	(10,289)	(9,431)	-	-	-	-
Total revenues	291,129	313,366	255,722	273,387	12,248	13,169

Food cost	26.6%	29.4%	25.7%	27.2%	0.0%	0.0%
Labor and benefits	33.1%	32.8%	36.0%	35.9%	0.0%	0.0%
Operating expenses	26.7%	25.9%	28.8%	28.0%	8.0%	8.2%

Segment (loss) profit	$(15,634)	(15,653)	14,411	13,605	11,269	12,084

	Foxtail (a)		Other (b)
	Year- to-Date Ended		Year- to-Date Ended
	July 12, 2009	July 13, 2008	July 12, 2009	July 13, 2008

Food sales	$30,505	33,465	-	-
Franchise and other revenue	-	-	2,943	2,776
Intersegment revenue	(10,289)	(9,431)	-	-
Total revenues	20,216	24,034	2,943	2,776

Food cost	58.8%	67.5%	0.0%	0.0%
Labor and benefits	13.4%	13.2%	5.9%	6.6%
Operating expenses	10.0%	10.2%	0.0%	0.0%

Segment (loss) profit	$1,323	(1,885)	(42,637)	(39,457)

(a)  In the Foxtail segment, the percentages for food cost, labor and benefits, and operating expenses, as presented above, represent manufacturing costs, only.  Selling, general and administrative expenses incurred in the Foxtail segment are included in the segment (loss) profit presented above, but are included in general and administrative expenses in the consolidated statements of operations.

(b)  Licensing revenue of $2,808,000 and $2,621,000 for the year-to-date periods of 2009 and 2008, respectively, is included in the other segment revenues. The other segment loss includes corporate general and administrative expenses, interest expense and other non-operational expenses. For details of the other segment loss, see Note 10, “Segment Reporting” in the notes to consolidated financial statements.

Segment Overview

Our revenues are derived primarily from restaurant operations, franchise royalties and the sale of bakery products produced by Foxtail. Sales from Foxtail to Company-operated restaurants are eliminated in the accompanying statements of operations. Segment revenues as a percentage of total revenues were as follows:

	Percentage of Total Revenues
	Year-to-Date	Year-to-Date
	Ended	Ended
	July 12, 2009	July 13, 2008

Restaurant operations	87.8%	87.2%
Franchise operations	4.2%	4.2%
Foxtail	7.0%	7.7%
Other	1.0%	0.9%
Total revenues	100.0%	100.0%

Restaurant Operations Segment

Total restaurant segment revenues decreased by approximately $17,665,000 in the year-to-date period ended July 12, 2009 as compared to the year-to-date period ended July 13, 2008, due primarily to lower comparable restaurant sales.  Comparable sales for the year-to-date period of 2009 decreased by 6.3% at Perkins Company-operated restaurants and 6.2% at Marie Callender’s Company-operated restaurants. These declines in comparable sales resulted primarily from a decrease in comparable guest counts due to unfavorable economic conditions.  Since the second quarter of 2008, the Company has closed one Perkins restaurant.  The Company has acquired one Marie Callender’s restaurant from a franchisee since the second quarter of 2008.

Restaurant segment income increased by $806,000 in the year-to-date period of 2009 compared to a year ago, primarily due to decreases in restaurant segment food cost. Food cost, as a percentage of food sales, decreased from 27.2% to 25.7% due primarily to lower commodity costs, particularly eggs, dairy products and oils.

Franchise Operations Segment

Franchise revenues decreased by $921,000 in the year-to-date period of 2009 compared to the same period in the prior year. During the year-to-date period ended July 12, 2009, royalty revenue decreased by $916,000 due to a decline in comparable customer counts, and franchise fees and renewal fees decreased by $5,000.

Franchise segment profit decreased by $815,000 in the year-to-date period of 2009 compared to the year-to-date period of 2008 due primarily to the decline in franchise revenues.

Since the end of the second quarter of 2008, Perkins’ franchisees have opened two restaurants and closed four restaurants.  Over the same time period, a Marie Callender’s franchisee sold one restaurant to the Company, and no new franchised restaurants have opened.

Foxtail Segment

Foxtail’s revenues, net of intercompany sales, decreased by $3,818,000 compared to the year-to-date period of 2008 due primarily to decreased customer demand offset partially by price increases.  The segment had a net profit of $1,323,000 in 2009 compared to a $1,885,000 net loss in 2008.  The improvement resulted primarily from increased sales prices, lower commodity costs, particularly eggs and dairy products, and operational improvements.

Revenues

Total revenues decreased by $22,237,000 in the year-to-date period ended July 12, 2009 compared to the year-to-date period ended July 13, 2008. The decrease was due to decreases in sales of $17,665,000 in the restaurant segment, decreases in franchise revenues of $921,000 in the franchise segment and a $3,818,000 decrease in sales in the Foxtail segment.  These decreases were partially offset by a $167,000 increase in licensing and other revenues in the other segment.

Restaurant segment revenues decreased to $255,722,000 in the year-to-date period of 2009 from $273,387,000 in the year-to-date period of 2008, resulting primarily from an overall 6.3% decrease in comparable sales at Company-operated Perkins and Marie Callender’s restaurants. However, due to the decline in total revenues, restaurant segment revenues increased, as a percentage of total revenues, to 87.8% from 87.2% in the year-to-date periods of 2009 and 2008, respectively.

Franchise segment revenues of $12,248,000 and $13,169,000 in the year-to-date periods of 2009 and 2008, respectively, remained constant at 4.2% of total revenues. During the year-to-date period of 2009, royalty revenue decreased $916,000 due to a decline in comparable customer counts, and franchise fees and renewal fees decreased by $5,000.

Foxtail revenues, net of intercompany sales, of $20,216,000 and $24,034,000 in 2009 and 2008, respectively, accounted for 7.0% and 7.7% of total revenues, respectively.  The decline in revenues was primarily due to decreased customer demand resulting from continued unfavorable economic conditions, partially offset by product price increases.

Costs and Expenses

Food Cost

Consolidated food cost was 26.6% and 29.4% of food sales in the year-to-date periods of 2009 and 2008, respectively. This decrease of 2.8% was due primarily to lower commodity costs that impacted all segments.

Restaurant segment food cost was 25.7% and 27.2% of food sales in the year-to-date periods of 2009 and 2008, respectively, primarily due to decreased commodity costs and menu price increases.  In the Foxtail segment, food cost decreased to 58.8% from 67.5% of food sales in 2009 and 2008, respectively, primarily as a result of higher sales prices and lower commodity costs, particularly eggs and dairy products.

Labor and Benefits Expenses

Consolidated labor and benefits expenses were 33.1% and 32.8% of total revenues in the year-to-date periods of 2009 and 2008, respectively. Due to the decrease in total revenues, restaurant segment labor and benefits increased as a percentage of total revenues by 0.1% in 2009.  In the Foxtail segment, labor and benefits decreased approximately $335,000, but as a percentage of food sales, increased by 0.2% in 2009 due primarily to the decline in food sales.

Operating Expenses

Total operating expenses of $77,773,000 in the year-to-date period of 2009 decreased by $3,348,000 as compared to the year-to-date period of 2008. However, due to the decrease in total revenues, total operating expenses increased, as a percentage of total revenues, to 26.7% from 25.9% in the year-to-date periods of 2009 and 2008, respectively.  Approximately 94.8% and 94.5% of total operating expenses in the year-to-date periods of 2009 and 2008, respectively, were incurred in the restaurant segment. The most significant components of operating expenses were rent, utilities and advertising. In the restaurant segment, operating expenses, as a percentage of restaurant food sales, increased by 0.8% in the year-to-date period of 2009 due primarily to the decrease in restaurant segment revenues relative to fixed costs and increases in advertising expense for increased regional marketing efforts, partially offset by lower utilities costs. Operating expenses in the Foxtail segment decreased by approximately $360,000 or 0.2%, due primarily to lower repairs, maintenance and utilities costs.

General and Administrative Expenses

The most significant components of general and administrative (“G&A”) expenses were corporate labor and benefits, occupancy costs, audit and legal fees and outside services. G&A expenses were 8.3% and 8.0% of total revenues in the year-to-date periods of 2009 and 2008, respectively.

Depreciation and Amortization

Depreciation and amortization expense was $12,913,000 and $13,370,000 in the year-to-date periods of 2009 and 2008, respectively.

Interest, net

Interest, net was $23,745,000 (8.2% of total revenues) in the year-to-date period of 2009 compared to $18,303,000 (5.8% of total revenues) in the year-to-date period of 2008. This increase was primarily due to an increase in the average effective interest rate to 11.5% from 9.5% and an approximate $16,500,000 increase in the average debt outstanding during the year-to-date period of 2009 as compared to the year-to-date period of 2008.

Other, net

Other, net was net income of $2,677,000 in 2009 compared to income of $90,000 in 2008.  The income in 2009 primarily represents gift card breakage at Marie Callender’s of $1,576,000, which was recognized during the second quarter of 2009, and gift card breakage at Perkins of $865,000, which was recognized during the first quarter of 2009.  Both gift card programs commenced in 2005.

Taxes

The effective tax provision rates for the year-to-date periods ended July 12, 2009 and July 13, 2008 were 0.0% and 2.1%, respectively.  Our rates differ from the statutory rate primarily due to a valuation allowance against deferred tax deductions, losses and credits.

CAPITAL RESOURCES AND LIQUIDITY

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. On September 24, 2008, the Company issued $132,000,000 of Secured Notes and entered into a $26,000,000 Revolver in connection with the refinancing and termination of its then existing $100,000,000 term loan and $40,000,000 revolver.  At July 12, 2009, we had $2,436,000 in unrestricted cash and cash equivalents and $7,013,000 of borrowing capacity under our Revolver.

Secured Notes and 10% Senior Notes

The Secured Notes were issued at a discount of $7,537,200, which is being accreted using the interest method over the term of the Secured Notes.  The Secured Notes will mature on May 31, 2013, and interest is payable semi-annually on May 31 and November 30 of each year.

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

Amounts outstanding under the Revolver bear interest, at the Company’s option, at a rate per annum equal to either: (i) the base rate, as defined in the Revolver, plus an applicable margin or (ii) a LIBOR-based equivalent, plus an applicable margin.  For the foreseeable future, margins are expected to be 325 basis points for base rate loans and 425 basis points for LIBOR loans.  As of July 12, 2009, the average annual interest rate on aggregate borrowings under the Revolver was 7.9%, and the Revolver permitted additional borrowings of approximately $7,013,000 (after giving effect to $8,713,000 in borrowings and $10,274,000 in letters of credit outstanding).  The letters of credit are primarily utilized in conjunction with our workers’ compensation programs.

The Revolver contains various affirmative and negative covenants, including, but not limited to a financial covenant to maintain at least $30,000,000 of trailing 13-period EBITDA, as defined in the Revolver, and limits the Company’s capital expenditures.

The average interest rate on aggregate borrowings of the Company's long-term debt on July 12, 2009 was 11.5% compared to the average interest rate on aggregate borrowings on July 13, 2008 of 9.5%.

Our debt agreements place restrictions on the Company’s ability and the ability of its subsidiaries to: (i) incur additional indebtedness or issue certain preferred stock; (ii) repay certain indebtedness prior to stated maturities; (iii) pay dividends or make other distributions on, redeem or repurchase capital stock or subordinated indebtedness; (iv) make certain investments or other restricted payments; (v) enter into transactions with affiliates; (vi) issue stock of subsidiaries; (vii) transfer, sell or consummate a merger or consolidation of all, or substantially all, of the Company's assets; (viii) change its line of business; (ix) incur dividend or other payment restrictions with regard to restricted subsidiaries; (x) create or incur liens on assets to secure debt; (xi) dispose of assets; (xii) restrict distributions from subsidiaries; (xiii) make certain acquisitions; (xiv) make capital expenditures; or (xv) amend the terms of the Company's outstanding notes.  As of July 12, 2009, we were in compliance with the financial covenants contained in our debt agreements.  The Company plans to manage its business during the current weak general economic environment through continued development and implementation of operating measures designed to reduce expenditures, conserve cash and generate incremental cash flow. Based on current projections, management anticipates that the Company will be in compliance with its financial covenants under the Revolver throughout fiscal 2009; however, if the Company does not meet current projections and/or if the weak economic environment deteriorates further, or is prolonged, and the Company’s actions to respond to these conditions are not sufficient, the Company could fail to comply with one or more of the financial covenants.

Working Capital and Cash Flows

At July 12, 2009, we had a negative working capital balance of $15.6 million. Like many other restaurant companies, the Company is able to, and does more often than not, operate with negative working capital. We are able to operate with a substantial working capital deficit because (1) restaurant revenues are received primarily on a cash or near-cash basis with a low level of accounts receivable, (2) rapid turnover results in a limited investment in inventories and (3) accounts payable for food and beverages usually become due after the receipt of cash from the related sales.

The following table sets forth summary cash flow data for the year-to-date periods ended July 12, 2009 and July 13, 2008 (in thousands):

	Year-to-Date Ended July 12, 2009	Year-to-Date Ended July 13, 2008
Cash flows used in operating activities	$(3,434)	(539)
Cash flows used in investing activities	(3,826)	(11,666)
Cash flows provided by (used in) financing activities	5,083	(3,981)

Operating Activities

Cash flows used in operating activities increased by $2,895,000 for the year-to-date period ended July 12, 2009 compared to the year-to-date period ended July 13, 2008. This increase was primarily due to changes in operating assets and liabilities and non-cash income and expense items.

Investing Activities

Cash flows used in investing activities for the year-to-date period ended July 12, 2009 decreased to $3,826,000 compared to $11,666,000 for the year-to-date period ended July 13, 2008. Substantially all cash flows used in investing activities were used for capital expenditures.

Capital expenditures consisted primarily of restaurant improvements, restaurant remodels, and equipment packages for new restaurants. The following table summarizes capital expenditures for each year-to-date period presented (in thousands):
	Year-to-Date Ended July 12, 2009	Year-to-Date Ended July 13, 2008
New restaurants	$156	2,146
Restaurant improvements	2,261	4,013
Restaurant remodeling and reimaging	1,084	2,304
Manufacturing plant improvements	440	2,277
Other	375	926
Total capital expenditures	$4,316	11,666

Our capital expenditure forecast for the full year of 2009 is approximately $11,000,000 and does not include plans to open any new Company-operated Perkins or Marie Callender’s restaurants.  The sources of funding for capital expenditures are expected to be cash provided by operations and borrowings under our Revolver.

Financing Activities

Cash flows provided by financing activities for the year-to-date period ended July 12, 2009 were $5,083,000 compared to cash flows used in financing activities of $3,981,000 for the year-to-date period ended July 13, 2008.  Generally, the primary cash flows for financing activities in the year-to-date periods of both 2009 and 2008 represent net borrowings (repayments) on the Company’s revolving credit facilities.

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

CASH CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Cash Contractual Obligations

Our cash contractual obligations presented in the Company’s 2008 Annual Report on Form 10-K have not changed significantly except for the net proceeds of $5,529,000 on our Revolver during the year-to-date period ended July 12, 2009.  Borrowings on our Revolver are not due until February 28, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

The following are recent accounting standards adopted or issued that could have an impact on our Company:

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS No. 167”) which amends the consolidation guidance that applies to variable interest entities under FIN 46(R). SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This statement is effective for financial statements issued in fiscal years (and interim periods) beginning after November 15, 2009. The Company is currently evaluating the provisions of this statement and does not currently anticipate that its implementation will have a material effect on its consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective prospectively for interim and annual periods ending after June 15, 2009. The Company followed the requirements of this statement in the preparation of the accompanying financial statements, and has evaluated subsequent events through August 26, 2009, the issuance date of the accompanying consolidated financial statements.

Intangible Assets

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP FAS 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements require prospective application to all intangible assets recognized as of, and subsequent to, the effective date.  FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The application of the requirements of this FSP did not have any effect on the accompanying consolidated financial statements.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors affecting these forward-looking statements include, among others, the following:

•	the current U.S. economic recession, consumer preferences and demographic patterns, either nationally or in particular regions in which we operate;

•	our substantial indebtedness;

•	our liquidity and capital resources;

•	competitive pressures and trends in the restaurant industry;

•	prevailing prices and availability of energy, raw materials, food, supplies and labor;

•	a failure to obtain timely deliveries from our suppliers or other supplier issues;

•	our ability to successfully implement our business strategy;

•	relationships with franchisees and financial health of franchisees;

•	legal proceedings and regulatory matters; and

•	our development and expansion plans.

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

Interest Rate Risk

Our primary market risk is interest rate exposure with respect to our floating rate debt. As of July 12, 2009, our Revolver permitted additional borrowings of approximately $7,013,000 (after giving effect to $8,713,000 in borrowings and $10,274,000 in letters of credit outstanding).  Borrowings under the Revolver are subject to variable interest rates. A 100 basis point change in interest rates (assuming $26,000,000 was outstanding under the Revolver) would impact us by approximately $260,000.  In the future, we may decide to employ a hedging strategy through derivative financial instruments to reduce the impact of adverse changes in interest rates. We do not plan to hold or issue derivative instruments for trading purposes.

Foreign Currency Exchange Rate Risk

We conduct foreign operations in Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated and other comprehensive income (loss). As of July 12, 2009, we do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates to be material.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of July 12, 2009. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the second fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PERKINS & MARIE CALLENDER’S INC.

DATE: August 26, 2009	BY: /s/ Fred T. Grant, Jr.
Fred T. Grant, Jr.
Chief Financial Officer