Form 10-Q
period 2009-10-04
PERKINS & MARIE CALLENDER'S INC
filed 2009-11-17
CIK 1047040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2009

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
Yes  ☐                      No  ☐
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
Yes        ☐      No       ☑
Number of shares of common stock outstanding as of November 17, 2009: 10,820.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PERKINS & MARIE CALLENDER’S INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	October 4, 2009	October 5, 2008	October 4, 2009	October 5, 2008
REVENUES:
Food sales	$109,086	121,210	385,024	418,632
Franchise and other revenue	6,384	6,691	21,575	22,635
Total revenues	115,470	127,901	406,599	441,267
COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	28,058	35,867	101,333	123,428
Labor and benefits	39,474	41,417	135,703	144,105
Operating expenses	33,183	34,240	110,956	115,361
General and administrative	10,313	10,612	34,531	35,727
Depreciation and amortization	5,498	5,741	18,411	19,111
Interest, net	10,260	8,568	34,005	26,871
Asset impairments and closed store expenses	187	61	1,395	614
Goodwill impairment	-	20,202	-	20,202
Loss on extinguishment of debt	-	2,952	-	2,952
Other, net	(392)	(27)	(3,069)	(117)
Total costs and expenses	126,581	159,633	433,265	488,254
Loss before income taxes	(11,111)	(31,732)	(26,666)	(46,987)
Benefit from (provision for) income taxes	(142)	1,260	(142)	938
Net loss	(11,253)	(30,472)	(26,808)	(46,049)
Less: net (loss) earnings attributable to
non-controlling interests	(5)	5	74	81
Net loss attributable to Perkins & Marie
Callender's Inc.	$(11,248)	(30,477)	(26,882)	(46,130)

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 4,	December 28,
	2009	2008
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,525	4,613
Restricted cash	7,303	10,140
Receivables, less allowances for doubtful accounts of $806 and $954 in 2009 and 2008, respectively	17,390	21,386
Inventories	11,406	12,300
Prepaid expenses and other current assets	4,470	2,996
Total current assets	44,094	51,435
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $137,817 and $125,951 in 2009 and 2008, respectively	79,966	93,500
INVESTMENT IN UNCONSOLIDATED PARTNERSHIP	23	48
GOODWILL	9,836	9,836
INTANGIBLE ASSETS	149,036	150,847
OTHER ASSETS	16,938	17,842
TOTAL ASSETS	$299,893	323,508

LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable	$15,775	18,295
Accrued expenses	39,309	47,040
Franchise advertising contributions	5,510	5,316
Current maturities of long-term debt and capital lease obligations	499	382
Total current liabilities	61,093	71,033
LONG-TERM DEBT, less current maturities	327,478	316,534
CAPITAL LEASE OBLIGATIONS, less current maturities	11,169	13,715
DEFERRED RENT	16,549	15,343
OTHER LIABILITIES	20,306	17,741

DEFICIT:
Common stock, $.01 par value; 100,000 shares authorized;
10,820 issued and outstanding	1	1
Additional paid-in capital	150,870	149,851
Accumulated other comprehensive income (loss)	45	(4)
Accumulated deficit	(287,803)	(260,921)
Total PMCI stockholder's deficit	(136,887)	(111,073)
Noncontrolling interests	185	215
Total deficit	(136,702)	(110,858)
TOTAL LIABILITIES AND DEFICIT	$299,893	323,508

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Year-to-Date	Year-to-Date
	Ended	Ended
	October 4, 2009	October 5, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,808)	(46,049)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	18,411	19,111
Asset impairments	571	987
Amortization of debt discount	1,184	291
Other non-cash income and expense items	(2,427)	(134)
Loss (gain) on disposition of assets	824	(373)
Goodwill impairment	-	20,202
Loss on extinguishment of debt	-	2,952
Equity in net loss of unconsolidated partnership	25	17
Net changes in operating assets and liabilities	3,383	(16,043)
Total adjustments	21,971	27,010
Net cash used in operating activities	(4,837)	(19,039)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,941)	(15,596)
Proceeds from sale of assets	494	515
Net cash used in investing activities	(5,447)	(15,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from terminated revolver	-	53,000
Repayment of terminated revolver	-	(73,000)
Proceeds from Revolver	26,501	8,604
Repayment of Revolver	(16,726)	-
Proceeds from Secured Notes, net of $7,537 discount	-	124,463
Repayment of term loan	-	(98,750)
Repayment of capital lease obligations	(318)	(330)
Repayment of other debt	(15)	(15)
Debt financing costs	(142)	(9,903)
Lessor financing of new restaurants	-	2,286
Distributions to noncontrolling interest holders	(104)	(258)
Capital contributions	-	12,500
Repurchase of equity ownership units in P&MC's Holding LLC	-	(277)
Net cash provided by financing activities	9,196	18,320

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,088)	(15,800)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	4,613	19,032
Balance, end of period	$3,525	3,232

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Organization

Perkins & Marie Callender’s Inc. (together with its consolidated subsidiaries collectively the “Company”, “PMCI”, “we” or “us”), is a wholly-owned subsidiary of:

•	Perkins & Marie Callender’s Holding Inc., which is a wholly-owned subsidiary of
•	P&MC’s Holding Corp, which is a wholly-owned subsidiary of
•	P&MC’s Real Estate Holding LLC, which is a wholly-owned subsidiary of
•	P&MC’s Holding LLC, which is principally owned by affiliates of Castle Harlan, Inc.

The Company is the sole equity holder of Wilshire Restaurant Group, LLC (“WRG”), which owns 100% of the outstanding common stock of Marie Callender Pie Shops, Inc. (“MCPSI”). MCPSI owns and operates restaurants and has granted franchises under the names Marie Callender’s and Marie Callender’s Grill. MCPSI also owns 100% of the outstanding common stock of M.C. Wholesalers, Inc., which operates a commissary that produces bakery goods. MCPSI also owns 100% of the outstanding common stock of FIV Corp., which owns and operates one restaurant under the name East Side Mario’s.

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

(2) Basis of Presentation

The consolidated interim financial statements included in this report have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and have not been subject to audit. In the opinion of the Company’s management, all adjustments, including all normal recurring items, necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve royalty revenue recognition and provisions for related uncollectible accounts, asset impairments, self-insurance accruals and valuation allowances for income taxes.  The Company has evaluated subsequent events through November 17, 2009, the issuance date of the accompanying consolidated financial statements.

The results of operations for the interim period ended October 4, 2009 are not necessarily indicative of operating results for the full year. The consolidated interim financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2009.

(3) Accounting Reporting Period

Our financial reporting is based on thirteen four-week periods ending on the last Sunday in December. The first quarter each year includes four four-week periods, and the second, third and fourth quarters each typically include three four-week periods.  The first, second and third quarters of 2009 ended on April 19, July 12 and October 4, respectively.  The fourth quarter of 2009 will end on December 27.

(4) Operations, Financial Position and Liquidity

At October 4, 2009, we had a negative working capital balance of $16,999,000 and a total stockholder’s deficit of $136,887,000.  Furthermore, at October 4, 2009, we had $3,525,000 in unrestricted cash and cash equivalents and $2,817,000 of borrowing capacity under our revolving credit facility.

Our principal sources of liquidity include unrestricted cash, available borrowings under our revolving credit facility and cash generated by operations.  We have also periodically received capital contributions from our parent company, including a $12,500,000 capital contribution received in 2008, and have engaged in capital markets transactions.  Our principal uses of liquidity are costs and expenses associated with our restaurant and manufacturing operations, debt service payments (including interest of which approximately $9,300,000 is due November 30, 2009), and capital expenditures.  Based on historical and current sales trends, we expect significant sales volumes during the months of October and November 2009, principally from our Thanksgiving pie and meal promotions, that will generate adequate liquidity for our November 30 interest payment.

We have experienced a decline in same store sales and an increase in net losses in recent quarterly periods.  The turmoil in the economy, the rising unemployment and the spread of the H1N1 influenza virus has adversely affected our guest counts and, in turn, our net loss and cash flows from operations.  The Company expects to incur a net loss for the full year 2009.  In order to improve the cash flows in our business, we have introduced a new breakfast program at our Marie Callender’s restaurants, implemented price increases, negotiated rent concessions, improved systems to more effectively manage our food and labor costs, upgraded our management staff and certain equipment in our Foxtail division to drive higher operating efficiencies, reduced overall planned capital expenditures for 2009 and eliminated several salaried positions.  Management expects these initiatives together with the Company’s cash provided by operations and borrowing capacity will provide sufficient liquidity for at least the next twelve months.  However, there can be no assurance as to whether these or other actions will enable us to generate sufficient cash flow to fund our operations and service our debt.

(5) Gift Cards

The Company issues gift cards and, prior to March 2005, issued gift certificates (collectively, “gift cards”) that contain no expiration dates or inactivity fees.  The Company recognizes revenue from gift cards when they are redeemed by the customer.  The Company recognizes income from unredeemed gift cards (“gift card breakage”) when there is sufficient historical data to support an estimate, the likelihood of redemption is remote and there is no legal obligation to remit the unredeemed gift card balances to the state tax authorities under their escheat regulations.   The gift card breakage rate is determined based on historical redemption patterns and gift card breakage is included in Other, net in the Consolidated Statements of Operations.  Management concluded in the first quarter of 2009 that it had sufficient evidence to estimate the gift card breakage rate on Perkins gift cards and recorded $865,000 of gift card breakage.  Management concluded in the second fiscal quarter of 2009 that it had sufficient evidence to estimate the gift card breakage rate on Marie Callender’s gift cards and recorded $1,576,000 of gift card breakage.  The breakage recorded in the first two fiscal quarters of 2009 represents amounts related to gift cards sold since the inception of our gift card programs in 2005.

For the fiscal quarter ended October 4, 2009, we recorded $119,000 of breakage income.  As of October 4, 2009 and December 28, 2008, the Company recorded approximately $1,573,000 and $3,228,000, respectively, of net gift card proceeds received from Perkins’ franchisees as restricted cash and accrued expenses on its consolidated balance sheets. Gift card related operating expenses, which primarily consist of production costs of the cards and bank fees, are not significant.

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

As of October 4, 2009, three Perkins franchisees otherwise unaffiliated with the Company owned 88, or 28%, of the 315 franchised Perkins restaurants, consisting of 40, 27 and 21 restaurants, respectively.  As of October 5, 2008, these same franchisees owned 43, 27 and 21 restaurants, respectively.  The following table presents a summary of the royalty and license fees provided by these three franchisees:

	Quarter	Quarter	Year-to-Date	Year-to-Date
# of	Ended	Ended	Ended	Ended
Restaurants (2009)	October 4, 2009	October 5, 2008	October 4, 2009	October 5, 2008

40	$447,000	462,000	1,446,000	1,517,000
27	337,000	348,000	1,100,000	1,131,000
21	346,000	359,000	1,123,000	1,179,000

As of October 4, 2009, three Marie Callender’s franchisees otherwise unaffiliated with the Company owned 12, or 31%, of the 39 franchised Marie Callender’s restaurants, consisting of four restaurants each.  As of October 5, 2008, these same franchisees owned five, four and four restaurants, respectively.  The following table presents a summary of the royalty and license fees provided by these three franchisees:

	Quarter	Quarter	Year-to-Date	Year-to-Date
# of	Ended	Ended	Ended	Ended
Restaurants (2009)	October 4, 2009	October 5, 2008	October 4, 2009	October 5, 2008

4	$60,000	121,000	280,000	434,000
4	78,000	101,000	279,000	369,000
4	64,000	72,000	202,000	244,000

The Company has three arrangements with different parties to whom territorial rights were granted. The Company makes specified payments to those parties based on a percentage of gross sales from certain Perkins restaurants and for new Perkins restaurants opened within those geographic regions. During the third quarters of 2009 and 2008, we paid an aggregate of $643,000 and $678,000, respectively, and during the year-to-date periods of 2009 and 2008, we paid an aggregate of $2,064,000 and $2,160,000, respectively, under such arrangements. Of these arrangements, one expires in the year 2075, one expires upon the death of the beneficiary and the remaining agreement remains in effect as long as we operate Perkins restaurants in certain states.

(7) Supplemental Cash Flow Information

The change in cash and cash equivalents due to changes in operating assets and liabilities in the statements of cash flows for the year-to-date periods ended October 4, 2009 and October 5, 2008 consisted of the following (in thousands):

	Year-to-Date	Year-to-Date
	Ended	Ended
	October 4, 2009	October 5, 2008
Decrease (increase) in:
Restricted cash	$2,100	-
Receivables	3,900	(2,176)
Inventories	894	(2,437)
Prepaid expenses and other current assets	(1,474)	(275)
Other assets	1,055	2,071

Increase (decrease) in:
Accounts payable	(2,518)	(1,538)
Accrued expenses and other current liabilities	(4,345)	(11,036)
Other liabilities	3,771	(652)
Net changes in operating assets and liabilities	$3,383	(16,043)

Other supplemental cash flow information for the year-to-date periods ended October 4, 2009 and October 5, 2008 consisted of the following (in thousands):

	Year-to-Date	Year-to-Date
	Ended	Ended
	October 4, 2009	October 5, 2008
Cash paid for interest	$32,600	29,111
Income taxes paid (refunded)	(1,060)	396

(8) Goodwill and Intangible Assets

Goodwill

Goodwill of $9,836,000 at both October 4, 2009 and December 28, 2008 was attributable solely to the restaurant operating segment.

Intangible Assets

The components of our identifiable intangible assets are as follows (in thousands):

	October 4, 2009	December 28, 2008
Amortizing intangible assets:
Franchise agreements	$35,000	35,000
Customer relationships	13,300	13,300
Acquired franchise rights	11,076	11,076
Design prototype	834	834
Subtotal	60,210	60,210
Less — accumulated amortization	(21,774)	(19,963)
Net amortizing intangible assets	38,436	40,247
Nonamortizing intangible asset:
Tradenames	110,600	110,600
Total intangible assets	$149,036	150,847

(9) Accrued Expenses

Accrued expenses consisted of the following (in thousands):
	October 4, 2009	December 28, 2008
Payroll and related benefits	$14,558	15,017
Interest	6,710	9,634
Gift cards and gift certificates	2,813	7,446
Property, real estate and sales taxes	5,077	4,118
Insurance	2,140	1,874
Advertising	1,037	978
Other	6,974	7,973
Total accrued expenses	$39,309	47,040

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

Our restaurants operate principally in the U.S. within the family dining and casual dining industries, providing similar products to similar customers.  Revenues from restaurant operations are derived principally from food and beverage sales to external customers.  Revenues from franchise operations consist primarily of royalty income earned on the revenues generated at franchisees’ restaurants and initial franchise fees.   Revenues from Foxtail are generated by the sale of food products to both Company-operated and franchised Perkins and Marie Callender’s restaurants as well as to unaffiliated customers. Foxtail’s sales to Company-operated restaurants are eliminated for reporting purposes.  The revenues in the “other” segment are primarily licensing revenues.

The following table presents revenues and other financial information by business segment (in thousands):

	Quarter	Quarter		Year-to-Date	Year-to-Date
	Ended	Ended		Ended	Ended
Revenues	October 4, 2009	October 5, 2008		October 4, 2009	October 5, 2008

Restaurant operations	$99,781	108,374		355,501	381,761
Franchise operations	5,259	5,631		17,507	18,800
Foxtail	13,362	16,133		43,868	49,599
Intersegment revenue	(4,057)	(3,297)		(14,345)	(12,728)
Other	1,125	1,060		4,068	3,835
Total	$115,470	127,901		406,599	441,267
Segment profit (loss)

Restaurant operations	2,252	4,639		16,664	18,244
Franchise operations	4,786	(13,411)	(a)	16,055	(1,327)	(a)
Foxtail	903	(2,901)	(a)	2,226	(4,786)	(a)
Other	(19,189)	(18,804)		(61,827)	(58,261)
Total	$(11,248)	(30,477)	(a)	(26,882)	(46,130)	(a)

Segment assets				October 4, 2009	December 28, 2008

Restaurant operations				122,093	131,135
Franchise operations				102,199	102,719
Foxtail				30,310	37,575
Other				45,291	52,079
Total				$299,893	323,508

(a)   In the fiscal quarter ended October 5, 2008, the Company recorded a non-cash goodwill impairment charge of $20,202,000, of which $18,538,000 was charged to the franchise segment and $1,664,000 was charged to the Foxtail segment.

The components of the other segment loss are as follows (in thousands):

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	October 4, 2009	October 5, 2008	October 4, 2009	October 5, 2008
General and administrative expenses	$9,271	8,711	30,500	29,812
Depreciation and amortization expenses	786	781	2,607	2,565
Interest expense, net	10,260	8,568	34,005	26,871
Loss (gain) on disposition of assets, net	48	(409)	823	(373)
Asset write-down	139	470	572	987
Loss on extinguishment of debt	-	2,952	-	2,952
Provision for (benefit from) income taxes	142	(1,260)	142	(938)
Net (loss) earnings attributable to noncontrolling interests	(5)	5	74	81
Licensing revenue	(1,081)	(1,006)	(3,889)	(3,626)
Other	(371)	(8)	(3,007)	(70)
Total other segment loss	$19,189	18,804	61,827	58,261

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

In September 2005, the Company issued $190,000,000 of 10% senior unsecured notes (the “10% Senior Notes”). The 10% Senior Notes were issued at a discount of $2,570,700, which is being accreted using the interest method over the term of the 10% Senior Notes. The 10% Senior Notes will mature on October 1, 2013, and interest is payable semi-annually on April 1 and October 1 of each year. All consolidated subsidiaries of the Company that are 100% owned provide joint and several, full and unconditional guarantee of the 10% Senior Notes. There are no significant restrictions on the Company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or a loan. Additionally, there are no significant restrictions on a guarantor subsidiary’s ability to obtain funds from the Company or its direct or indirect subsidiaries.

The indentures for the Secured Notes and the 10% Senior Notes contain various customary events of default, including, without limitation:  (i) nonpayment of principal or interest; (ii) cross-defaults with certain other indebtedness; (iii) certain bankruptcy related events; (iv) invalidity of guarantees; (v) monetary judgment defaults; and (vi) certain change of control events.  In addition, any impairment of the security interest in the Secured Notes collateral will constitute an event of default under the indenture for the Secured Notes.

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

Amounts outstanding under the Revolver bear interest, at the Company’s option, at a rate per annum equal to either: (i) the base rate, as defined in the Revolver, plus an applicable margin or (ii) a LIBOR-based equivalent, plus an applicable margin.  For the foreseeable future, margins are expected to be 325 basis points for base rate loans and 425 basis points for LIBOR loans.  As of October 4, 2009, the average annual interest rate on aggregate borrowings under the Revolver was 8.0%, and the Revolver permitted additional borrowings of approximately $2,817,000 (after giving effect to $12,959,000 in borrowings and $10,224,000 in letters of credit outstanding).  The letters of credit are primarily utilized in conjunction with our workers’ compensation programs.

The Revolver contains various affirmative and negative covenants, including, but not limited to a financial covenant for the Company to maintain at least $30,000,000 of trailing 13-period EBITDA, as defined in the Revolver, and limits the Company’s capital expenditures.

The average interest rate on aggregate borrowings of the Company’s long-term debt for the year-to-date period through October 4, 2009 was 11.6% compared to the average interest rate on aggregate borrowings for the year-to-date period through October 5, 2008 of 9.6%.

Our debt agreements place restrictions on the Company’s ability and the ability of its subsidiaries to: (i) incur additional indebtedness or issue certain preferred stock; (ii) repay certain indebtedness prior to stated maturities; (iii) pay dividends or make other distributions on, redeem or repurchase capital stock or subordinated indebtedness; (iv) make certain investments or other restricted payments; (v) enter into transactions with affiliates; (vi) issue stock of subsidiaries; (vii) transfer, sell or consummate a merger or consolidation of all, or substantially all, of the Company's assets; (viii) change lines of business; (ix) incur dividend or other payment restrictions with regard to restricted subsidiaries; (x) create or incur liens on assets to secure debt; (xi) dispose of assets; (xii) restrict distributions from subsidiaries; (xiii) make certain acquisitions; (xiv) make capital expenditures; or (xv) amend the terms of the  Secured Notes and the 10% Senior Notes.  As of October 4, 2009, we were in compliance with the financial covenants contained in our debt agreements.

The Company continues to manage its business during the current weak general economic environment through development and implementation of operating measures designed to reduce expenditures, conserve cash and generate incremental cash flow. Based on current projections, management anticipates that the Company will be in compliance with its financial covenants under the Revolver through the third quarter of 2010; however, if the Company does not meet current projections and/or if the weak economic environment deteriorates further, or is prolonged, and the Company’s actions to respond to these conditions are not sufficient, the Company could fail to comply with one or more of the financial covenants.

(12) Income Tax

The effective income tax rates for the fiscal quarters ended October 4, 2009 and October 5, 2008 were -1.3% and 4.0%, respectively.  Our rates differ from the statutory rate primarily due to a valuation allowance against deferred tax deductions, losses and credits.  The effective income tax rate for the third quarter and year-to-date period ended October 4, 2009 reflects $55,000 of current federal tax expense and $157,000 of current state tax expense.  In addition, the income tax rate reflects the federal tax benefit of $53,000 and federal interest benefit of $49,000 and state interest expense of $33,000 on uncertain tax positions.

A reconciliation of the change in the gross unrecognized tax benefits from December 29, 2008 to October 4, 2009 is as follows (in thousands):

2009
Unrecognized tax benefit - beginning of fiscal year	$1,359
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Additions for tax positions of current year	-
Reductions due to settlements	(223)
Reductions for lapse of statute of limitations	(166)
Unrecognized tax benefit - as of October 4, 2009	$970

As of October 4, 2009 and December 28, 2008 the Company had approximately $900,000 and $1,097,000, respectively of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate except for approximately $160,000 and $303,000, respectively, which is subject to tax indemnification from the predecessor owner.  As of both October 4, 2009 and December 28, 2008  the Company had $652,000 of unrecognized tax benefits reducing federal and state net operating loss carry forwards and federal credit carry forwards that, if recognized, would be subject to a valuation allowance.  The Company expects that the total amount of its gross unrecognized tax benefits will decrease between $195,000 and $795,000 within the next 12 months due to federal and state settlements and expiration of statutes.

(13) P&MC’s Holding LLC Equity Plan and Other Related Party Transactions

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

Stock-based employee compensation expense is charged by the Company based on the recognition and measurement provisions of ASC 718-10 and related interpretations.  Stock-based compensation expense for the quarterly and year-to-date periods ended October 4, 2009 and October 5, 2008 was not material.

If the employee is employed as of the date of the occurrence of certain change in control events, as defined in the Equity Plan, the employee’s outstanding but unvested Incentive Units vest simultaneously with the consummation of the change in control event.  Upon termination of employment, unvested Incentive Units are forfeited and vested Incentive Units and Strip Subscription Units are subject to repurchase, at a price not to exceed fair value, pursuant to the terms of P&MC’s Holding LLC’s unitholders agreement.

Other Related Party Transactions

In September 2009, P&MC’s Real Estate Holding LLC purchased a building in California that was being leased by the Company for the operation of a Marie Callender’s restaurant and assumed the tenant’s obligations under the related ground lease.  In connection with the purchase of the building, the Company’s existing building lease was terminated; the Company had a capital lease obligation of approximately $2,112,000 and a net leasehold asset of approximately $1,093,000 related to its lease.  P&MC’s Real Estate Holding LLC has agreed to allow the Company to use the building and defer collection of building rent at this time.  The Company will continue to operate the Marie Callender’s restaurant in the building and will pay the underlying ground lease.  As a result of these transactions, the Company has eliminated its capital lease obligation and leasehold asset and, due to the related-party nature of the transaction, credited additional paid-in capital for $1,019,000.  The Company has imputed rent of $18,500 per period, based on the fair value of the building and local rental rates, and will accrue this amount in Deferred Rent on its Consolidated Balance Sheets.

(14) Recent Accounting Pronouncements

FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended October 4, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended October 4, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

The following are recent accounting standards adopted or issued that could have an impact on our Company:

Consolidation of Variable Interest Entities – Amended
(Included in Accounting Standards Codification (“ASC”) 810 “Consolidation”; previously SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS No. 167”) which amends the consolidation guidance that applies to variable interest entities under FIN 46(R). SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. The Company is currently evaluating the provisions of this statement and does not currently anticipate that its implementation will have a material effect on its consolidated financial statements.

Subsequent Events
(Included in ASC 855 “Subsequent Events”; previously SFAS No. 165 “Subsequent Events”)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective prospectively for interim and annual periods ending after June 15, 2009.

Determination of the Useful Life of Intangible Assets
(Included in ASC 350 “Intangibles — Goodwill and Other”; previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

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

Business Combinations
(Included in ASC 805 “Business Combinations”; previously SFAS No. 141(R) “Business Combinations”)

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

Noncontrolling Interests in Consolidated Financial Statements
(Included in ASC 810 “Consolidation”; previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”).  This statement clarifies that a noncontrolling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and noncontrolling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the noncontrolling interest. This statement is effective for fiscal years beginning after December 15, 2008, with presentation and disclosure requirements applied retrospectively to comparative financial statements. The Company followed the requirements of this statement in the preparation of the accompanying financial statements, which resulted in the retrospective reclassification of minority interest to equity (deficit).

Fair Value Measurement
(Included in ASC 820 “Fair Value Measurements and Disclosures”; previously SFAS No. 157 “Fair Value Measurements”)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which provides a single definition of fair value, together with a framework for measuring it and requires additional disclosures about the use of fair value to measure assets and liabilities. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels, which is determined by the lowest level input that is significant to the fair value measurement in its entirety. The adoption of SFAS No. 157 did not have an impact on the Company’s consolidated financial statements.

(15) Equity (Deficit)

A summary of the changes in equity (deficit) for the year-to-date periods ended October 4, 2009 and October 5, 2008 is provided below (in thousands):

	Year-to-Date Ended October 4, 2009			Year-to-Date Ended October 5, 2008
	Total PMCI			Total PMCI
	Stockholder's	Noncontrolling	Total	Stockholder's	Noncontrolling	Total
	Deficit	Interests	Deficit	Deficit	Interests	Deficit

Balance, beginning of period	$(111,073)	215	(110,858)	(69,958)	333	(69,625)

Capital contributions	-	-	-	12,500	-	12,500

Lease termination by related party (non-cash)	1,019	-	1,019	-	-	-

Distribution of equity ownership units in P&MC's Holding LLC	-	-	-	(277)	-	(277)

Distributions to noncontrolling interest holders	-	(104)	(104)	-	(258)	(258)

Net (loss) earnings	(26,882)	74	(26,808)	(46,130)	81	(46,049)
Currency translation adjustment	49	-	49	(49)	-	(49)
Total comprehensive loss			(26,759)			(46,098)
Balance, end of period	$(136,887)	185	(136,702)	(103,914)	156	(103,758)

(16) Condensed Consolidated Financial Information

The 10% Senior Notes and Secured Notes were issued subject to a joint and several, full and unconditional guarantee by all of the Company’s 100% owned domestic subsidiaries. There are no significant restrictions on the Company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or loan. Additionally, there are no significant restrictions on the guarantor subsidiaries’ ability to obtain funds from the Company or its direct or indirect subsidiaries.

The following consolidating statements of operations, balance sheets and statements of cash flows are provided for the parent company and all subsidiaries. The information has been presented as if the parent company accounted for its ownership of the guarantor and non-guarantor subsidiaries using the equity method of accounting.

Consolidating Statement of Operations for the Quarter ended October 4, 2009 (unaudited; in thousands):

		Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI

REVENUES:
Food sales	$70,456	33,602	5,028	-	109,086
Franchise and other revenue	4,570	1,814	-	-	6,384
Total revenues	75,026	35,416	5,028	-	115,470

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	18,074	8,728	1,256	-	28,058
Labor and benefits	24,080	13,428	1,966	-	39,474
Operating expenses	19,784	11,368	2,031	-	33,183
General and administrative	8,805	1,508	-	-	10,313
Depreciation and amortization	3,995	1,362	141	-	5,498
Interest, net	10,022	238	-	-	10,260
Asset impairments and closed store expenses	3	191	(7)	-	187
Other, net	(308)	(84)	-	-	(392)
Total costs and expenses	84,455	36,739	5,387	-	126,581
Loss before income taxes	(9,429)	(1,323)	(359)	-	(11,111)
Provision for income taxes	(142)	-	-	-	(142)
Net loss	(9,571)	(1,323)	(359)	-	(11,253)
Less: net loss attributable to noncontrolling interests	-	-	(5)	-	(5)
Equity in (loss) earnings of subsidiaries	(1,682)	-	-	1,682	-
Net (loss) income attributable to Perkins & Marie Callender's Inc.	$(11,253)	(1,323)	(354)	1,682	(11,248)

Consolidating Statement of Operations for the Quarter ended October 5, 2008 (unaudited; in thousands):

		Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI

REVENUES:
Food sales	$78,655	37,068	5,487	-	121,210
Franchise and other revenue	4,867	1,824	-	-	6,691
Total revenues	83,522	38,892	5,487	-	127,901

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	23,373	11,044	1,450	-	35,867
Labor and benefits	25,766	13,673	1,978	-	41,417
Operating expenses	20,994	11,112	2,134	-	34,240
General and administrative	9,653	959	-	-	10,612
Depreciation and amortization	4,151	1,408	182	-	5,741
Interest, net	8,328	240	-	-	8,568
Asset impairments and closed store expenses	(246)	286	21	-	61
Goodwill impairment	20,202	-	-	-	20,202
Loss on extinguishment of debt	2,952	-	-	-	2,952
Other, net	(27)	-	-	-	(27)
Total costs and expenses	115,146	38,722	5,765	-	159,633
Income (loss) before income taxes	(31,624)	170	(278)	-	(31,732)
Benefit from income taxes	1,260	-	-	-	1,260
Net (loss) income	(30,364)	170	(278)	-	(30,472)
Less: net earnings attributable to noncontrolling interests	-	-	5	-	5
Equity in (loss) earnings of subsidiaries	(108)	-	-	108	-
Net (loss) income attributable to Perkins & Marie Callender's Inc.	$(30,472)	170	(283)	108	(30,477)

Consolidating Statement of Operations for the Year-to-Date Period ended October 4, 2009 (unaudited; in thousands):

		Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI

REVENUES:
Food sales	$244,047	122,183	18,794	-	385,024
Franchise and other revenue	14,961	6,614	-	-	21,575
Total revenues	259,008	128,797	18,794	-	406,599

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	63,837	32,612	4,884	-	101,333
Labor and benefits	81,825	46,922	6,956	-	135,703
Operating expenses	65,562	38,344	7,050	-	110,956
General and administrative	29,885	4,646	-	-	34,531
Depreciation and amortization	13,449	4,492	470	-	18,411
Interest, net	33,318	687	-	-	34,005
Asset impairments and closed store expenses	827	486	82	-	1,395
Other, net	(1,409)	(1,660)	-	-	(3,069)
Total costs and expenses	287,294	126,529	19,442	-	433,265
Income (loss) before income taxes	(28,286)	2,268	(648)	-	(26,666)
Provision for income taxes	(142)	-	-	-	(142)
Net (loss) income	(28,428)	2,268	(648)	-	(26,808)
Less: net earnings attributable to noncontrolling interests	-	-	74	-	74
Equity in earnings (loss) of subsidiaries	1,620	-	-	(1,620)	-
Net (loss) income attributable to Perkins & Marie Callender's Inc.	$(26,808)	2,268	(722)	(1,620)	(26,882)

Consolidating Statement of Operations for the Year-to-Date Period ended October 5, 2008 (unaudited; in thousands):

		Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI

REVENUES:
Food sales	$265,576	132,772	20,284	-	418,632
Franchise and other revenue	15,742	6,893	-	-	22,635
Total revenues	281,318	139,665	20,284	-	441,267

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	77,739	40,150	5,539	-	123,428
Labor and benefits	88,779	48,194	7,132	-	144,105
Operating expenses	69,820	38,363	7,178	-	115,361
General and administrative	31,688	4,039	-	-	35,727
Depreciation and amortization	13,672	4,874	565	-	19,111
Interest, net	26,008	863	-	-	26,871
Asset impairments and closed store expenses	73	490	51	-	614
Goodwill impairment	20,202	-	-	-	20,202
Loss on extinguishment of debt	2,952	-	-	-	2,952
Other, net	(117)	-	-	-	(117)
Total costs and expenses	330,816	136,973	20,465	-	488,254
Income (loss) before income taxes	(49,498)	2,692	(181)	-	(46,987)
Benefit from income taxes	938	-	-	-	938
Net (loss) income	(48,560)	2,692	(181)	-	(46,049)
Less: net earnings attributable to noncontrolling interests	-	-	81	-	81
Equity in earnings (loss) of subsidiaries	2,511	-	-	(2,511)	-
Net (loss) income attributable to Perkins & Marie Callender's Inc.	$(46,049)	2,692	(262)	(2,511)	(46,130)

Consolidating Balance Sheet as of October 4, 2009 (unaudited; in thousands):

		Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,565	1,361	599	-	3,525
Restricted cash	7,303	-	-	-	7,303
Receivables, less allowances for doubtful accounts	11,771	5,589	30	-	17,390
Inventories	8,495	2,718	193	-	11,406
Prepaid expenses and other current assets	3,504	959	7	-	4,470
Total current assets	32,638	10,627	829	-	44,094

PROPERTY AND EQUIPMENT, net	54,933	22,751	2,282	-	79,966
INVESTMENT IN UNCONSOLIDATED PARTNERSHIP	-	14	9	-	23
GOODWILL	9,836	-	-	-	9,836
INTANGIBLE ASSETS	148,913	123	-	-	149,036
INVESTMENTS IN SUBSIDIARIES	(82,789)	-	-	82,789	-
DUE FROM SUBSIDIARIES	86,628	-	-	(86,628)	-
OTHER ASSETS	15,178	1,550	210	-	16,938
TOTAL ASSETS	$265,337	35,065	3,330	(3,839)	299,893

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$9,513	5,878	384	-	15,775
Accrued expenses	27,818	10,253	1,238	-	39,309
Franchise advertising contributions	5,510	-	-	-	5,510
Current maturities of long-term debt and capital lease obligations	182	317	-	-	499
Total current liabilities	43,023	16,448	1,622	-	61,093

LONG-TERM DEBT, less current maturities	327,475	3	-	-	327,478
CAPITAL LEASE OBLIGATIONS, less current maturities	8,128	3,041	-	-	11,169
DEFERRED RENT	11,721	4,761	67	-	16,549
OTHER LIABILITIES	11,877	8,429	-	-	20,306
DUE TO PARENT	-	85,166	1,462	(86,628)	-

EQUITY (DEFICIT):
Common stock	1	-	-	-	1
Preferred stock	-	64,296	-	(64,296)	-
Capital in excess of par	-	9,338	-	(9,338)	-
Additional paid-in capital	150,870	-	-	-	150,870
Treasury stock	-	(137)	-	137	-
Accumulated other comprehensive income	45	-	-	-	45
Accumulated (deficit) earnings	(287,803)	(156,280)	(6)	156,286	(287,803)
Total PMCI stockholder's (deficit) investment	(136,887)	(82,783)	(6)	82,789	(136,887)
Noncontrolling interests	-	-	185	-	185
Total equity (deficit)	(136,887)	(82,783)	179	82,789	(136,702)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$265,337	35,065	3,330	(3,839)	299,893

Consolidating Balance Sheet as of December 28, 2008 (in thousands):

		Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,155	1,662	796	-	4,613
Restricted cash	10,140	-	-	-	10,140
Receivables, less allowances for doubtful accounts	14,392	6,955	39	-	21,386
Inventories	8,145	3,893	262	-	12,300
Prepaid expenses and other current assets	2,721	269	6	-	2,996
Total current assets	37,553	12,779	1,103	-	51,435

PROPERTY AND EQUIPMENT, net	65,020	26,357	2,123	-	93,500
INVESTMENT IN UNCONSOLIDATED PARTNERSHIP	-	39	9	-	48
GOODWILL	9,836	-	-	-	9,836
INTANGIBLE ASSETS	150,676	171	-	-	150,847
INVESTMENTS IN SUBSIDIARIES	(85,354)	-	-	85,354	-
DUE FROM SUBSIDIARIES	88,948	-	-	(88,948)	-
OTHER ASSETS	16,195	1,437	210	-	17,842
TOTAL ASSETS	$282,874	40,783	3,445	(3,594)	323,508

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$11,090	6,731	474	-	18,295
Accrued expenses	33,575	12,123	1,342	-	47,040
Franchise advertising contributions	5,316	-	-	-	5,316
Current maturities of long-term debt and capital lease obligations	169	213	-	-	382
Total current liabilities	50,150	19,067	1,816	-	71,033

LONG-TERM DEBT, less current maturities	316,516	18	-	-	316,534
CAPITAL LEASE OBLIGATIONS, less current maturities	8,270	5,445	-	-	13,715
DEFERRED RENT	10,180	5,089	74	-	15,343
OTHER LIABILITIES	8,831	8,910	-	-	17,741
DUE TO PARENT	-	88,324	624	(88,948)	-

EQUITY (DEFICIT):
Common stock	1	-	-	-	1
Preferred stock	-	63,277	-	(63,277)	-
Capital in excess of par	-	9,338	-	(9,338)	-
Additional paid-in capital	149,851	-	-	-	149,851
Treasury stock	-	(137)	-	137	-
Accumulated other comprehensive income	(4)	-	-	-	(4)
Accumulated (deficit) earnings	(260,921)	(158,548)	716	157,832	(260,921)
Total PMCI stockholder's (deficit) investment	(111,073)	(86,070)	716	85,354	(111,073)
Noncontrolling interests	-	-	215	-	215
Total equity (deficit)	(111,073)	(86,070)	931	85,354	(110,858)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$282,874	40,783	3,445	(3,594)	323,508

Consolidating Statement of Cash Flows for the Year-to-Date Period ended October 4, 2009 (unaudited; in thousands):

		Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(26,808)	2,268	(648)	(1,620)	(26,808)
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Equity in (loss) earnings of subsidiaries	(1,620)	-	-	1,620	-
Depreciation and amortization	13,449	4,492	470	-	18,411
Asset impairments	137	352	82	-	571
Amortization of debt discount	1,184	-	-	-	1,184
Other non-cash income and expense items	(1,035)	(1,392)	-	-	(2,427)
Loss on disposition of assets	690	134	-	-	824
Equity in net loss of unconsolidated partnership	-	25	-	-	25
Net changes in operating assets and liabilities	4,021	(514)	(124)	-	3,383
Total adjustments	16,826	3,097	428	1,620	21,971
Net cash (used in) provided by operating activities	(9,982)	5,365	(220)	-	(4,837)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,918)	(2,312)	(711)	-	(5,941)
Proceeds from sale of assets	487	7	-	-	494
Net cash used in investing activities	(2,431)	(2,305)	(711)	-	(5,447)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Revolver	26,501	-	-	-	26,501
Repayment of Revolver	(16,726)	-	-	-	(16,726)
Repayment of capital lease obligations	(130)	(188)	-	-	(318)
Repayment of other debt	-	(15)	-	-	(15)
Debt financing costs	(142)	-	-	-	(142)
Distributions to noncontrolling interest holders	-	-	(104)	-	(104)
Intercompany financing	2,320	(3,158)	838	-	-
Net cash provided by (used in) financing activities	11,823	(3,361)	734	-	9,196
NET DECREASE IN CASH AND CASH EQUIVALENTS	(590)	(301)	(197)	-	(1,088)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	2,155	1,662	796	-	4,613
Balance, end of period	$1,565	1,361	599	-	3,525

Consolidating Statement of Cash Flows for the Year-to-Date Period ended October 5, 2008 (unaudited; in thousands):

		Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(46,049)	2,692	(181)	(2,511)	(46,049)
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Equity in (loss) earnings of subsidiaries	(2,511)	-	-	2,511	-
Depreciation and amortization	13,672	4,874	565	-	19,111
Asset impairments	445	491	51	-	987
Amortization of debt discount	291	-	-	-	291
Other non-cash income and expense items	(206)	72	-	-	(134)
Gain on disposition of assets	(372)	(1)	-	-	(373)
Goodwill impairment	20,202	-	-	-	20,202
Loss on extinguishment of debt	2,952	-	-	-	2,952
Equity in net loss of unconsolidated partnership	-	17	-	-	17
Net changes in operating assets and liabilities	(6,421)	(8,956)	(666)	-	(16,043)
Total adjustments	28,052	(3,503)	(50)	2,511	27,010
Net cash used in operating activities	(17,997)	(811)	(231)	-	(19,039)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,031)	(2,343)	(222)	-	(15,596)
Proceeds from sale of assets	515	-	-	-	515
Net cash used in investing activities	(12,516)	(2,343)	(222)	-	(15,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from terminated revolver	53,000	-	-	-	53,000
Repayment of terminated revolver	(73,000)	-	-	-	(73,000)
Proceeds from Revolver	8,604	-	-	-	8,604
Proceeds from Secured Notes, net of $7,537 discount	124,463	-	-	-	124,463
Repayment of term loan	(98,750)	-	-	-	(98,750)
Repayment of capital lease obligations	(115)	(215)	-	-	(330)
Repayment of other debt	-	(15)	-	-	(15)
Debt financing costs	(9,903)	-	-	-	(9,903)
Lessor financing of new restaurants	2,286	-	-	-	2,286
Distributions to noncontrolling interest holders	-	-	(258)	-	(258)
Intercompany financing	(5,271)	10,001	(4,730)	-	-
Capital contributions	12,500	-	-	-	12,500
Repurchase of equity ownership units in P&MC's Holding LLC	(277)	-	-	-	(277)
Net cash provided by (used in) financing activities	13,537	9,771	(4,988)	-	18,320
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,976)	6,617	(5,441)	-	(15,800)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	19,391	428	(787)	-	19,032
Balance, end of period	$2,415	7,045	(6,228)	-	3,232

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

Perkins Restaurant & Bakery

Perkins, founded in 1958, serves a variety of demographically and geographically diverse customers for a wide range of dining occasions that are appropriate for the entire family. Perkins continually adapts its menu, product offerings and building décor to meet changing consumer preferences. As of October 4, 2009, Perkins offered a full menu of over 90 assorted breakfast, lunch, dinner, snack and dessert items ranging in price from $3.89 to $13.99, with an average guest check of $8.79 at our Company-operated Perkins restaurants.  Perkins’ signature menu items include our omelettes, secret-recipe real buttermilk pancakes, Mammoth Muffins, the Tremendous Twelve platter, salads, melt sandwiches and Butterball turkey entrees. Breakfast items, which are available throughout the day, account for approximately half of the entrees sold in our Perkins restaurants.

Perkins is a leading operator and franchisor of full-service family dining restaurants. As of October 4, 2009, we franchised 315 restaurants to 106 franchisees in 31 states and 5 Canadian provinces, and we operated 163 restaurants. The footprint of our Company-operated Perkins restaurants extends over 13 states, with a significant number of restaurants in Minnesota and Florida.  For the trailing fifty-two weeks ended October 4, 2009, our Company-operated Perkins restaurants generated average annual revenues of $1,742,000 per restaurant.

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

For the quarters ended October 4, 2009 and October 5, 2008, average royalties earned per franchised Perkins restaurant were approximately $14,400 and $15,100, respectively.  The following numbers of Perkins’ license agreements have expiration dates in the following periods: fourth quarter of 2009 — seven; 2010 —seventeen; 2011 — thirteen; 2012 — seven; 2013 — nine; and 2014 — seventeen. Upon the expiration of their license agreements, franchisees typically apply for and receive new license agreements. Franchisees pay a license agreement renewal fee of $5,000 to $7,500 depending on the length of the renewal term.

Marie Callender’s Restaurant and Bakery

Marie Callender’s is a mid-priced casual dining concept. Founded in 1948, it has one of the longest operating histories within the full-service dining sector. Marie Callender’s is known for serving quality food in a warm, pleasant atmosphere and for its premium pies that are baked fresh daily. As of October 4, 2009, the Company offered a full menu of over 50 items ranging in price from $5.89 to $17.99. Marie Callender’s signature menu items include pot pies, quiches, a plentiful salad bar and Sunday brunch.

Marie Callender’s operates primarily in the western United States. As of October 4, 2009, we franchised 39 restaurants to 25 franchisees located in four states and Mexico, and we operated 92 Marie Callender’s restaurants. The footprint of our Company-operated Marie Callender’s restaurants extends over nine states with 62 restaurants located in California.  For the trailing fifty-two weeks ended October 4, 2009, our Company-operated Marie Callender’s restaurants generated average annual revenues of $2,104,000 per restaurant.

The following table presents the concept name and number of Marie Callender’s restaurants operated by the Company and our franchisees:

	Company-
Restaurant Name	Operated	Partnerships	Franchised	Total
Marie Callender's	77	12	38	127
Marie Callender's Grill	-	-	1	1
Callender's Grill	2	-	-	2
East Side Mario's	1	-	-	1
Total	80	12	39	131

The Company has an ownership interest in the 12 Marie Callender’s restaurants under partnership agreements, with a minority interest in two of the partnership restaurants and a 57% to 95% ownership interest in the remaining ten locations.

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

For the quarters ended October 4, 2009 and October 5, 2008, average royalties earned per franchised restaurant were approximately $17,500 and $18,200, respectively.  The following numbers of Marie Callender’s franchise agreements have expiration dates in the following periods: fourth quarter of 2009 — none; 2010 — two; 2011 — one; 2012 — three; 2013— one; and 2014 — none. Upon the expiration of their franchise agreements, franchisees typically apply for and receive new franchise agreements and pay a franchise agreement renewal fee of $2,500.

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

The current year has been challenging for our Foxtail segment as well as the family and casual dining segments of the restaurant industry. Largely as a result of the current general economic downturn, the rising unemployment, and the spread of H1N1 influenza, we experienced a decrease in comparable annual sales for both Perkins and Marie Callender’s. We believe that decreases in residential real estate prices, especially in some of our larger markets, the rise in unemployment, and the consequent pressures on consumer sentiment and spending have reduced household discretionary spending, which has adversely affected our revenues. If the current economic conditions persist or worsen, our revenues are likely to continue to suffer and our losses could increase.

In comparison to the third fiscal quarter of 2008,  during the third quarter of 2009 comparable sales at Perkins’ Company-operated restaurants’ decreased by 7.5% and comparable sales at Marie Callender’s Company-operated restaurants’ decreased by 9.3%.  These declines in comparable sales resulted primarily from decreases in comparable guest counts at both concepts.  Management believes the decline in comparable guest counts for both concepts is attributable primarily to adverse economic conditions that are impacting the restaurant industry, particularly in Florida for Perkins restaurants and in California for Marie Callender’s restaurants.

OPERATIONS, FINANCIAL POSITION AND LIQUIDITY

At October 4, 2009, we had a negative working capital balance of $16,999,000 and a total stockholder’s deficit of $136,887,000.  Furthermore, at October 4, 2009, we had $3,525,000 in unrestricted cash and cash equivalents and $2,817,000 of borrowing capacity under our Revolver.

Our principal sources of liquidity include unrestricted cash, available borrowings under our Revolver and cash generated by operations.  We have periodically received capital contributions from our parent company, including a $12,500,000 capital contribution received in 2008, and engaged in capital markets transactions.  Our principal uses of liquidity are costs and expenses associated with our restaurant and manufacturing operations, debt service payments (including interest of which approximately $9,300,000 is due November 30, 2009), and capital expenditures.  Based on historical and current sales trends, we expect significant sales volumes during the months of October and November 2009, principally from our Thanksgiving pie and meal promotions, that will generate adequate liquidity for our November 30 interest payment.

As noted above, we have experienced a decline in same store sales and an increase in net losses in recent quarterly periods.  The turmoil in the economy, the rising unemployment and the spread of the H1N1 influenza virus has adversely affected our guest counts and, in turn, our net loss and cash flows from operations.  The Company expects to incur a net loss in 2009.  In order to improve the cash flows in our business, we have introduced a new breakfast program at our Marie Callender’s restaurants, implemented price increases, improved systems to more effectively manage our food and labor costs, upgraded our management staff and certain equipment in our Foxtail division to drive higher operating efficiencies, reduced overall planned capital expenditures for 2009 and eliminated several salaried overhead positions.  Management expects these initiatives together with the Company’s cash provided by operations and borrowing capacity will provide sufficient liquidity for at least the next twelve months.  However, there can be no assurance as to whether these or other actions will enable us to generate sufficient cash flow to fund our operations and service our debt.

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

Quarter Ended October 4, 2009 Compared to the Quarter Ended October 5, 2008

The following table reflects certain data for the quarter ended October 4, 2009 compared to the quarter ended October 5, 2008.  The consolidated information is derived from the accompanying consolidated statements of operations.  Data from the Company’s segments – restaurant operations; franchise operations; Foxtail and other – is included for comparison.  The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable revenue amount (food cost as a percentage of food sales; labor and benefits and operating expenses as a percentage of total revenues in the restaurant operations and franchise operations segments and as a percentage of food sales in the Foxtail segment).  The food cost ratio in the consolidated results reflects the elimination of intersegment food cost of $4,057,000 and $3,297,000 in the third quarters of 2009 and 2008, respectively.

	Consolidated Results			Restaurant Operations		Franchise Operations
	Quarter Ended			Quarter Ended		Quarter Ended
	October 4, 2009	October 5, 2008		October 4, 2009	October 5, 2008	October 4, 2009	October 5, 2008

Food sales	$113,143	124,507		99,781	108,374	-	-
Franchise and other revenue	6,384	6,691		-	-	5,259	5,631
Intersegment revenue	(4,057)	(3,297)		-	-	-	-
Total revenues	115,470	127,901		99,781	108,374	5,259	5,631

Food cost	25.7%	29.6%		24.4%	26.2%	0.0%	0.0%
Labor and benefits	34.2%	32.4%		37.8%	36.1%	0.0%	0.0%
Operating expenses	28.7%	26.8%		31.3%	29.3%	9.0%	9.0%

Segment (loss) profit	$(11,248)	(30,477)	(c)	2,252	4,639	4,786	(13,411)	(c)

	Foxtail (a)			Other (b)
	Quarter Ended			Quarter Ended
	October 4, 2009	October 5, 2008		October 4, 2009	October 5, 2008

Food sales	$13,362	16,133		-	-
Franchise and other revenue	-	-		1,125	1,060
Intersegment revenue	(4,057)	(3,297)		-	-
Total revenues	9,305	12,836		1,125	1,060

Food cost	57.9%	66.7%		0.0%	0.0%
Labor and benefits	12.5%	14.0%		6.0%	7.0%
Operating expenses	11.4%	12.6%		0.0%	0.0%

Segment (loss) profit	$903	(2,901)	(c)	(19,189)	(18,804)

(a)	In the Foxtail segment, the percentages for food cost, labor and benefits and operating expenses, as presented above, represent manufacturing costs only. Selling, general and administrative expenses incurred in the Foxtail segment are included in the segment (loss) profit presented above, but are included in general and administrative expenses in the consolidated statements of operations.

(b)
Licensing revenue of $1,081,000 and $1,006,000 for the third quarters of 2009 and 2008, respectively, is included in the other segment revenues. The other segment loss includes corporate general and administrative expenses, interest expense and other non-operational expenses. For details of the other segment loss, see Note 10, “Segment Reporting” in the notes to consolidated financial statements.

(c)
The Company reviews the carrying amounts of goodwill at the reporting unit level. At December 30, 2007, the Company had $30,038,000 of goodwill, of which $9,836,000 was attributable to restaurant operations, $18,538,000 was attributable to franchise operations and $1,664,000 was attributable to the Foxtail segment. The goodwill originated from the acquisition of the Company by affiliates of Castle Harlan, Inc. in September 2005. Due to the decrease in the Company’s operating results during 2008 and the decline in general economic conditions impacting the restaurant industry, management conducted an interim goodwill impairment evaluation during the quarter ended October 5, 2008. Fair values of the reporting units were calculated using discounted future cash flows and market-based comparative values.  Because the carrying values of the reporting units in both the franchise and Foxtail segments exceeded their respective fair values, the Company completed step two of the goodwill test and concluded that goodwill was impaired as of October 5, 2008. Accordingly, in the quarter ended October 5, 2008, the Company recorded a non-cash goodwill impairment charge of $20,202,000, of which $18,538,000 was charged to the franchise segment and $1,664,000 was charged to the Foxtail segment.

Segment Overview

Our revenues are derived primarily from restaurant operations, franchise royalties and the sale of bakery products produced by Foxtail. Sales from Foxtail to Company-operated restaurants are eliminated in the accompanying statements of operations. Segment revenues as a percentage of total revenues were as follows:

	Percentage of Total Revenues
	Quarter	Quarter
	Ended	Ended
	October 4, 2009	October 5, 2008

Restaurant operations	86.4%	84.8%
Franchise operations	4.6%	4.4%
Foxtail	8.1%	10.0%
Other	0.9%	0.8%
Total revenues	100.0%	100.0%

Restaurant Operations Segment

The operating results of the restaurant segment are impacted mainly by the following factors: general economic conditions, competition, our comparable store sales, which are driven by our comparable customer counts and our guest check average, restaurant openings and closings, commodity prices, energy prices, our ability to manage operating expenses, weather and governmental legislation.

Total restaurant segment revenues decreased by approximately $8,593,000 in the third quarter of 2009 as compared to the third quarter of 2008, due primarily to lower comparable restaurant sales.  Comparable sales for the third quarter of 2009 decreased by 7.5% at Company-operated Perkins restaurants and 9.3% at Company-operated Marie Callender’s restaurants. These declines in comparable sales resulted primarily from a decrease in comparable guest counts due to unfavorable economic conditions.  Since the third quarter of 2008, the Company has closed one Perkins restaurant and has acquired one Marie Callender’s restaurant from a franchisee.

Restaurant segment income decreased by $2,387,000 in the third quarter of 2009 compared to the third quarter of 2008.  Segment profit margins, as a percentage of total revenues,  decreased to 2.3% in 2009 from 4.3% in 2008 due primarily to lower comparable restaurant sales which led to increases in labor and benefits and operating expenses as percentages of total revenues.  These increases were partially offset by lower food cost resulting from lower commodity costs and improved store-level controls.

Franchise Operations Segment

The operating results of franchise operations are mainly impacted by the same factors as those impacting the Company’s restaurant segment, excluding the operating cost factors since franchise segment income is earned primarily through royalty income.

Franchise revenues decreased by $372,000 in the third quarter of 2009 compared to the third quarter of 2008. During the third quarter of 2009, royalty revenue decreased by $322,000 due to a decline in comparable customer counts, and franchise fees and renewal fees decreased by $50,000.

Franchise segment profit increased by $18,197,000 in the third quarter of 2009 compared to the prior year due primarily to a prior year non-cash goodwill impairment charge of $18,538,000.   Excluding the prior year charge, segment profit decreased by $341,000 due primarily to the decline in franchise royalty revenues.

Since the end of the third quarter of 2008, Perkins’ franchisees have opened one restaurant and closed three restaurants.  Over the same time period, a Marie Callender’s franchisee sold one restaurant to the Company, and two franchised restaurants have closed.

Foxtail Segment

The operating results of Foxtail are impacted mainly by the following factors:  orders from our external customer base, general economic conditions, labor and employee benefit expenses, production efficiency, commodity prices, energy prices, Perkins and Marie Callender’s restaurant openings and closings, governmental legislation and food safety requirements.

Foxtail’s revenues, net of intercompany sales, decreased by $3,531,000 compared to the third quarter of 2008 due primarily to decreased customer demand offset partially by price increases.  The segment had a net profit of $903,000 in the third quarter of 2009 compared to a $2,901,000 net loss in the third quarter of 2008.  Excluding the impact of a non-cash goodwill impairment charge of $1,664,000 in 2008, the improvement resulted primarily from increased sales prices, lower commodity costs, particularly eggs and dairy products, and operational improvements.

Revenues

Total revenues decreased by $12,431,000 in the third quarter of 2009 compared to the third quarter of 2008. The decrease was due to decreases in sales of $8,593,000 in the restaurant segment, decreases in franchise revenues of $372,000 in the franchise segment and a $3,531,000 decrease in sales in the Foxtail segment. These decreases were partially offset by a $66,000 increase in licensing and other revenues.

Restaurant segment revenues decreased to $99,781,000 in the third quarter of 2009 from $108,374,000 in the third quarter of 2008, resulting primarily from an overall 8.2% decrease in comparable sales at Company-operated Perkins and Marie Callender’s restaurants. However, restaurant segment revenues increased, as a percentage of total revenues, to 86.4% from 84.8% in the third quarters of 2009 and 2008, respectively.

Franchise segment revenues of $5,259,000 and $5,631,000 in the third quarters of 2009 and 2008, respectively, accounted for 4.6% and 4.4% of total revenues, respectively. During the third quarter of 2009, royalty revenue decreased $322,000 due to a decline in comparable customer counts at franchised restaurants, and franchise fees and renewal fees decreased $50,000.

Foxtail revenues, net of intercompany sales, of $9,305,000 and $12,836,000 in the third quarters of 2009 and 2008, respectively, accounted for 8.1% and 10.0% of total revenues, respectively.  The decline in revenues was primarily due to decreased customer demand resulting from continued unfavorable economic conditions, partially offset by product price increases.

Costs and Expenses

Food Cost

Consolidated food cost was 25.7% and 29.6% of food sales in the third quarters of 2009 and 2008, respectively. This decrease of 3.9% was due primarily to lower commodity costs that impacted both the restaurant and Foxtail segments.

Restaurant segment food cost, as a percentage of food sales, was 24.4% in the third quarter of 2009 compared to 26.2% in the third quarter of 2008.  The improvement was primarily due to lower commodity costs and improved store-level controls.  In the Foxtail segment, food cost decreased to 57.9% from 66.7% of food sales in the third quarters of 2009 and 2008, respectively, primarily as a result of higher sales prices and lower commodity costs, particularly on eggs and dairy products.

Labor and Benefits Expenses

Consolidated labor and benefits expenses were 34.2% and 32.4% of total revenues in the third quarters of 2009 and 2008, respectively. Restaurant segment labor and benefits, as a percentage of total revenues, increased by 1.7% in 2009 due to the decline in comparable sales and due to higher medical insurance costs.  In the Foxtail segment, labor and benefits, as a percentage of food sales, decreased to 12.5% from 14.0% for the third quarters of 2009 and 2008, respectively, due primarily to the impact of better scheduling and operational improvements in the current year.

Operating Expenses

Total operating expenses of $33,183,000 in the third quarter of 2009 decreased by $1,057,000 as compared to the third quarter of 2008. However, due to the decrease in total revenues, total operating expenses increased, as a percentage of total revenues, to 28.7% from 26.8% in the third quarters of 2009 and 2008, respectively.  Approximately 94.0% and 92.6% of total operating expenses in the third quarters of 2009 and 2008, respectively, were incurred in the restaurant segment. The most significant components of operating expenses were occupancy costs, utilities, advertising and restaurant paper supplies. In the restaurant segment, operating expenses, as a percentage of total revenues, increased from 29.3% to 31.3% due to higher advertising, maintenance and insurance costs and also due to the decrease in comparable sales relative to occupancy costs.  Operating expenses in the Foxtail segment decreased by 1.2% of total revenues due primarily to lower repairs and maintenance, transportation and warehouse costs.

General and Administrative Expenses

The most significant components of general and administrative (“G&A”) expenses were corporate labor and benefits, occupancy costs, audit fees and legal fees. G&A expenses, which decreased $299,000, were 8.9% and 8.3% of total revenues in the third quarters of 2009 and 2008, respectively.  The percentage increase is primarily due to the $12,431,000 decrease in total revenues relative to this largely fixed-cost category.

Depreciation and Amortization

Depreciation and amortization expense was $5,498,000 and $5,741,000 in the third quarters of 2009 and 2008, respectively.

Interest, net

Interest, net was $10,260,000 (8.9% of total revenues) in the third quarter of 2009, compared to $8,568,000 (6.7% of total revenues) in the third quarter of 2008. This increase was primarily due to an increase in the average effective interest rate to 11.6% from 9.8% and an approximate $17,500,000 increase in the average debt outstanding during the third quarter of 2009 as compared to the third quarter of 2008.

Other, net

Other, net was income of $392,000 in the third quarter of 2009 compared to $27,000 in the third quarter of 2008.  The increase in 2009 primarily represents gains on invested deferred compensation assets and income from unredeemed gift cards (“gift card breakage”).

Taxes

The effective income tax rates for the quarters ended October 4, 2009 and October 5, 2008 were -1.3% and 4.0%, respectively.  Our rates differ from the statutory rate primarily due to a valuation allowance against deferred tax deductions, losses and credits.

Year-to-Date Period Ended October 4, 2009 Compared to the Year-to-Date Period Ended October 5, 2008

The following table reflects certain data for the year-to-date period ended October 4, 2009 compared to the year-to-date period ended October 5, 2008.  The consolidated information is derived from the accompanying consolidated statements of operations.  Data from the Company’s segments – restaurant operations; franchise operations; Foxtail and other – is included for comparison.  The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable revenue amount (food cost as a percentage of food sales; labor and benefits and operating expenses as a percentage of total revenues in the restaurant operations and franchise operations segments and as a percentage of food sales in the Foxtail segment).  The food cost ratio in the consolidated results reflects the elimination of intersegment food cost of $14,345,000 and $12,728,000 in the year-to-date periods of 2009 and 2008, respectively.

	Consolidated Results			Restaurant Operations		Franchise Operations
	Year-to-Date Ended			Year-to-Date Ended		Year-to-Date Ended
	October 4, 2009	October 5, 2008		October 4, 2009	October 5, 2008	October 4, 2009	October 5, 2008

Food sales	$399,369	431,360		355,501	381,761	-	-
Franchise and other revenue	21,575	22,635		-	-	17,507	18,800
Intersegment revenue	(14,345)	(12,728)		-	-	-	-
Total revenues	406,599	441,267		355,501	381,761	17,507	18,800

Food cost	26.3%	29.5%		25.3%	26.9%	0.0%	0.0%
Labor and benefits	33.4%	32.7%		36.5%	35.9%	0.0%	0.0%
Operating expenses	27.3%	26.1%		29.5%	28.4%	8.3%	8.5%

Segment (loss) profit	$(26,882)	(46,130)	(c)	16,664	18,244	16,055	(1,327)	(c)

	Foxtail (a)			Other (b)
	Year-to-Date Ended			Year-to-Date Ended
	October 4, 2009	October 5, 2008		October 4, 2009	October 5, 2008

Food sales	$43,868	49,599		-	-
Franchise and other revenue	-	-		4,068	3,835
Intersegment revenue	(14,345)	(12,728)		-	-
Total revenues	29,523	36,871		4,068	3,835

Food cost	58.5%	67.3%		0.0%	0.0%
Labor and benefits	13.1%	13.4%		5.9%	6.7%
Operating expenses	10.4%	11.0%		0.0%	0.0%

Segment (loss) profit	$2,226	(4,786)	(c)	(61,827)	(58,261)

(a)	In the Foxtail segment, the percentages for food cost, labor and benefits and operating expenses, as presented above, represent manufacturing costs only. Selling, general and administrative expenses incurred in the Foxtail segment are included in the segment (loss) profit presented above, but are included in general and administrative expenses in the consolidated statements of operations.

(b)
Licensing revenue of $3,889,000 and $3,626,000 for the year-to-date periods of 2009 and 2008, respectively, is included in the other segment revenues. The other segment loss includes corporate general and administrative expenses, interest expense and other non-operational expenses. For details of the other segment loss, see Note 10, “Segment Reporting” in the notes to consolidated financial statements.

(c)
As discussed above, due to the decrease in the Company’s operating results during 2008 and the decline in general economic conditions impacting the restaurant industry, management conducted an interim goodwill impairment evaluation during the quarter ended October 5, 2008. Fair values of the reporting units were calculated using discounted future cash flows and market-based comparative values.  Because the carrying values of the reporting units in both the franchise and Foxtail segments exceeded their respective fair values, the Company completed step two of the goodwill test and concluded that goodwill was impaired as of October 5, 2008. Accordingly, in the fiscal quarter ended October 5, 2008, the Company recorded a non-cash goodwill impairment charge of $20,202,000, of which $18,538,000 was charged to the franchise segment and $1,664,000 was charged to the Foxtail segment.

Segment Overview

Our revenues are derived primarily from restaurant operations, franchise royalties and the sale of bakery products produced by Foxtail. Sales from Foxtail to Company-operated restaurants are eliminated in the accompanying statements of operations. Segment revenues as a percentage of total revenues were as follows:

	Percentage of Total Revenues
	Year-to-Date	Year-to-Date
	Ended	Ended
	October 4, 2009	October 5, 2008

Restaurant operations	87.4%	86.5%
Franchise operations	4.3%	4.3%
Foxtail	7.3%	8.3%
Other	1.0%	0.9%
Total revenues	100.0%	100.0%

Restaurant Operations Segment

Total restaurant segment revenues decreased by approximately $26,260,000 in the year-to-date period ended October 4, 2009 as compared to the fiscal year-to-date period ended October 5, 2008, due primarily to lower comparable restaurant sales.  Comparable sales for the year-to-date period of 2009 decreased by 6.7% at Company-operated Perkins restaurants and 7.1% at Company-operated Marie Callender’s restaurants. These declines in comparable sales resulted primarily from a decrease in comparable guest counts due to unfavorable economic conditions.  Since the third quarter of 2008, the Company has closed one Company-operated Perkins restaurant and has acquired one Marie Callender’s restaurant from a franchisee.

Restaurant segment income decreased by $1,580,000 in the year-to-date period of 2009 compared to a year ago, primarily due to the decrease in revenues offset partially by the decrease in food cost, utilities and operating expenses. Segment profit margins, as a percentage of total revenues, decreased slightly to 4.7% in 2009 from 4.8% in 2008.

Franchise Operations Segment

Franchise revenues decreased by $1,293,000 in the fiscal year-to-date period ended October 4, 2009, compared to the same period in the prior year. During the fiscal year-to-date period ended October 4, 2009, royalty revenue decreased by $1,238,000 due to a decline in comparable customer counts, and franchise fees and renewal fees decreased by $55,000.

Franchise segment profit increased by $17,382,000 in the fiscal year-to-date period ended October 4, 2009, compared to the prior year due primarily to a prior year non-cash goodwill impairment charge of $18,538,000.   Excluding the prior year charge, segment profit decreased by $1,156,000 due primarily to the decline in franchise royalty revenues.

Since the end of the third fiscal quarter of 2008, Perkins’ franchisees have opened one restaurant and closed three restaurants.  Over the same time period, a Marie Callender’s franchisee sold one restaurant to the Company, and two franchised restaurants have closed.

Foxtail Segment

Foxtail’s revenues, net of intercompany sales, decreased by $7,348,000 in the fiscal year-to-date period ended October 4, 2009 compared to the same period in the prior year due primarily to decreased customer demand, offset partially by price increases.  The segment had a net profit of $2,226,000 in the fiscal year-to-date period ended October 4, 2009 compared to a $4,786,000 net loss in the same period of 2008.  The improvement resulted primarily from increased sales prices, lower commodity costs, particularly eggs and dairy products, and operational improvements.  In addition, this segment incurred a non-cash goodwill impairment charge of $1,664,000 in the year-to-date period ended October 5, 2008.

Revenues

Total revenues decreased by $34,668,000 in the fiscal year-to-date period ended October 4, 2009 compared to the fiscal year-to-date period ended October 5, 2008. The decrease was due to decreases in sales of $26,260,000 in the restaurant segment, decreases in franchise revenues of $1,293,000 in the franchise segment and a $7,348,000 decrease in sales in the Foxtail segment.  These decreases were partially offset by a $233,000 increase in licensing and other revenues.

Restaurant segment revenues decreased to $355,501,000 in the fiscal year-to-date period ended October 4, 2009 from $381,761,000 in the fiscal year-to-date period ended October 5, 2008, resulting primarily from an overall 6.8% decrease in comparable sales at Company-operated Perkins and Marie Callender’s restaurants. However, restaurant segment revenues increased as a percentage of total revenues to 87.4% from 86.5% in the year-to-date periods of 2009 and 2008, respectively.

Franchise segment revenues of $17,507,000 and $18,800,000 in the fiscal year-to-date periods of 2009 and 2008, respectively, remained constant at 4.3% of total revenues. During the fiscal year-to-date period ended October 4, 2009, royalty revenue decreased $1,238,000 due to a decline in comparable customer counts, and franchise fees and renewal fees decreased by $55,000 compared to the same period of 2008.

Foxtail revenues, net of intercompany sales, of $29,523,000 and $36,871,000 in 2009 and 2008, respectively, accounted for 7.3% and 8.3% of total revenues, respectively.  The decline in revenues was primarily due to decreased customer demand resulting from continued unfavorable economic conditions, partially offset by product price increases.

Costs and Expenses

Food Cost

Consolidated food cost was 26.3% and 29.5% of food sales in the fiscal year-to-date periods of 2009 and 2008, respectively. This decrease of 3.2% was due primarily to lower commodity costs that impacted both the restaurant and Foxtail segments.

Restaurant segment food cost, as a percentage of food sales, was 25.3% in the fiscal year-to-date period ended October 4, 2009 compared to 26.9% in the same period for 2008.  The improvement was primarily due to decreased commodity costs and improved store-level controls.  In the Foxtail segment, food cost decreased to 58.5% from 67.3% of food sales in 2009 and 2008, respectively, primarily as a result of higher sales prices and lower commodity costs, particularly on eggs and dairy products.

Labor and Benefits Expenses

Consolidated labor and benefits expenses were 33.4% and 32.7% of total revenues in the fiscal year-to-date periods of 2009 and 2008, respectively.  Restaurant segment labor and benefits decreased by approximately $7,000,000, but due to the decline in segment revenues, increased as a percentage of revenues by 0.6% in 2009.  In the Foxtail segment, labor and benefits decreased by approximately $918,000, and as a percentage of segment food sales, decreased by 0.3% in 2009.

Operating Expenses

Total operating expenses of $110,956,000 in the fiscal year-to-date period ended October 4, 2009 decreased by $4,405,000 as compared to the same fiscal year-to-date period of 2008. However, due to the decrease in total revenues, operating expenses increased, as a percentage of total revenues, to 27.3% from 26.1% in the year-to-date periods of 2009 and 2008, respectively.  Approximately 94.6% and 93.9% of total operating expenses in the year-to-date periods of 2009 and 2008, respectively, were incurred in the restaurant segment. In the restaurant segment, operating expenses decreased by $3,409,000, but as a percentage of restaurant food sales increased by 1.1% in the year-to-date period of 2009.  The percentage increase was primarily due to increases in advertising expenses for increased regional marketing efforts, partially offset by lower operating expenses and utilities costs and also due to the decrease in comparable sales relative to occupancy costs. Operating expenses in the Foxtail segment decreased by approximately $859,000 due primarily to lower repairs and maintenance, transportation and warehouse costs.

General and Administrative Expenses

The most significant components of general and administrative (“G&A”) expenses were corporate labor and benefits, occupancy costs, audit fees, legal fees and outside services. G&A expenses, which decreased by $1,196,000, were 8.5% and 8.1% of total revenues in the fiscal year-to-date periods of 2009 and 2008, respectively.  The percentage increase was primarily due to the $34,668,000 decrease in total revenues relative to this largely fixed-cost category.

Depreciation and Amortization

Depreciation and amortization expense was $18,411,000 and $19,111,000 in the fiscal year-to-date periods of 2009 and 2008, respectively.

Interest, net

Interest, net was $34,005,000 (8.4% of total revenues) in the year-to-date period of 2009 compared to $26,871,000 (6.1% of total revenues) in the year-to-date period of 2008. This increase was primarily due to an increase in the average effective interest rate to 11.6% from 9.6% and an approximate $16,800,000 increase in the average debt outstanding during the year-to-date period of 2009 as compared to the year-to-date period of 2008.

Other, net

Other, net was income of $3,069,000 in 2009 compared to $117,000 in 2008.  The income in 2009 primarily represents total gift card breakage of $2,595,000 at Company-operated restaurants and gains of $334,000 on invested deferred compensation assets.  The breakage income consists substantially of the initial recognition of breakage on gift card programs that commenced in 2005.

Taxes

The effective income tax rates for the fiscal year-to-date periods ended October 4, 2009 and October 5, 2008 were -0.5% and 2.0%, respectively.  Our rates differ from the statutory rate primarily due to a valuation allowance against deferred tax deductions, losses and credits.

CAPITAL RESOURCES AND LIQUIDITY

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. At October 4, 2009, we had $3,525,000 in unrestricted cash and cash equivalents and $2,817,000 of borrowing capacity under our Revolver.

Secured Notes and 10% Senior Notes

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

The indentures for the Secured Notes and the 10% Senior Notes contain various customary events of default, including, without limitation:  (i) nonpayment of principal or interest; (ii) cross-defaults with certain other indebtedness; (iii) certain bankruptcy related events; (iv) invalidity of guarantees; (v) monetary judgment defaults; and (vi) certain change of control events.  In addition, any impairment of the security interest in the Secured Notes collateral shall constitute an event of default under the Secured Notes indenture.

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

Amounts outstanding under the Revolver bear interest, at the Company’s option, at a rate per annum equal to either: (i) the base rate, as defined in the Revolver, plus an applicable margin or (ii) a LIBOR-based equivalent, plus an applicable margin.  For the foreseeable future, margins are expected to be 325 basis points for base rate loans and 425 basis points for LIBOR loans.  As of October 4, 2009, the average annual interest rate on aggregate borrowings under the Revolver was 8.0%, and the Revolver permitted additional borrowings of approximately $2,817,000 (after giving effect to $12,959,000 in borrowings and $10,224,000 in letters of credit outstanding).  The letters of credit are primarily utilized in conjunction with our workers’ compensation programs.

The Revolver contains various affirmative and negative covenants, including, but not limited to a financial covenant to maintain at least $30,000,000 of trailing 13-period EBITDA, as defined in the Revolver, and limits the Company’s capital expenditures.

The average interest rate on aggregate borrowings of the Company’s long-term debt through October 4, 2009 was 11.6% compared to the average interest rate on aggregate borrowings through October 5, 2008 of 9.6%.

Our debt agreements place restrictions on the Company’s ability and the ability of its subsidiaries to: (i) incur additional indebtedness or issue certain preferred stock; (ii) repay certain indebtedness prior to stated maturities; (iii) pay dividends or make other distributions on, redeem or repurchase capital stock or subordinated indebtedness; (iv) make certain investments or other restricted payments; (v) enter into transactions with affiliates; (vi) issue stock of subsidiaries; (vii) transfer, sell or consummate a merger or consolidation of all, or substantially all, of the Company's assets; (viii) change lines of business; (ix) incur dividend or other payment restrictions with regard to restricted subsidiaries; (x) create or incur liens on assets to secure debt; (xi) dispose of assets; (xii) restrict distributions from subsidiaries; (xiii) make certain acquisitions; (xiv) make capital expenditures; or (xv) amend the terms of the Secured Notes and the 10% Senior Notes.  As of October 4, 2009, we were in compliance with the financial covenants contained in our debt agreements.

Based on current projections, management anticipates that the Company will be in compliance with its financial covenants under the Revolver through the third quarter of 2010; however, if the Company does not meet current projections and/or if the weak economic environment deteriorates further, or is prolonged, and the Company’s actions to respond to these conditions are not sufficient, the Company could fail to comply with one or more of the financial covenants.

Working Capital and Cash Flows

At October 4, 2009, we had a negative working capital balance of $17.0 million. Like many other restaurant companies, the Company is able to, and does more often than not, operate with negative working capital. We are able to operate with a substantial working capital deficit because (1) restaurant revenues are received primarily on a cash or near-cash basis with a low level of accounts receivable, (2) rapid turnover results in a limited investment in inventories and (3) accounts payable for food and beverages usually become due after the receipt of cash from the related sales.

The following table sets forth summary cash flow data for the year-to-date periods ended October 4, 2009 and October 5, 2008 (in thousands):

	Year-to-Date Ended October 4, 2009	Year-to-Date Ended October 5, 2008
Cash flows used in operating activities	$(4,837)	(19,039)
Cash flows used in investing activities	(5,447)	(15,081)
Cash flows provided by financing activities	9,196	18,320

Operating Activities

Cash flows used in operating activities improved by $14,202,000 for the year-to-date period ended October 4, 2009 compared to the year-to-date period ended October 5, 2008. This improvement was primarily due to favorable changes in operating assets and liabilities partially offset by non-cash income and expense items.

Investing Activities

Cash flows used in investing activities for the year-to-date period ended October 4, 2009 were $5,447,000 compared to $15,081,000 for the year-to-date period ended October 5, 2008. Substantially all cash flows used in investing activities were used for capital expenditures.

Capital expenditures consisted primarily of restaurant improvements, restaurant remodels, and equipment packages for new restaurants. The following table summarizes capital expenditures for each year-to-date period presented (in thousands):

	Year-to-Date Ended October 4, 2009	Year-to-Date Ended October 5, 2008
New restaurants	$156	2,208
Restaurant improvements	3,559	5,455
Restaurant remodeling and reimaging	1,227	2,556
Manufacturing plant improvements	560	4,237
Other	439	1,140
Total capital expenditures	$5,941	15,596

Our capital expenditure forecast for the full year of 2009 is approximately $8,000,000 and does not include plans to open any new Company-operated Perkins or Marie Callender’s restaurants.  The sources of funding for capital expenditures are expected to be cash provided by operations and borrowings under our Revolver.

Financing Activities

Cash flows provided by financing activities for the year-to-date period ended October 4, 2009 were $9,196,000 compared to cash flows provided by financing activities of $18,320,000 for the year-to-date period ended October 5, 2008.  The primary cash flows for financing activities in the year-to-date period of 2009 represent net borrowings on the Company’s Revolver.  During the year-to-date period of 2008, the Company received a $12,500,000 capital contribution from its sole shareholder that was offset by $9,903,000 in debt financing costs related to the refinancing transaction.  The remaining $15,723,000 of cash flows provided by financing activities in 2008 essentially represents net borrowing proceeds from the Company’s various credit facilities.

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

CASH CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Cash Contractual Obligations

Our cash contractual obligations presented in the Company’s 2008 Annual Report on Form 10-K have not changed significantly except for the net proceeds of $9,775,000 on our Revolver during the year-to-date period ended October 4, 2009.  Borrowings on our Revolver are due February 28, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended October 4, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended October 4, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

The following are recent accounting standards adopted or issued that could have an impact on our Company:

Consolidation of Variable Interest Entities – Amended
(Included in Accounting Standards Codification (“ASC”) 810 “Consolidation”; previously SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS No. 167”) which amends the consolidation guidance that applies to variable interest entities under FIN 46(R). SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. The Company is currently evaluating the provisions of this statement and does not currently anticipate that its implementation will have a material effect on its consolidated financial statements.

Subsequent Events
(Included in ASC 855 “Subsequent Events”; previously SFAS No. 165 “Subsequent Events”)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective prospectively for interim and annual periods ending after June 15, 2009.

Determination of the Useful Life of Intangible Assets
(Included in ASC 350 “Intangibles — Goodwill and Other”; previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

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

Business Combinations
(Included in ASC 805 “Business Combinations”; previously SFAS No. 141(R) “Business Combinations”)

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

Noncontrolling Interests in Consolidated Financial Statements
(Included in ASC 810 “Consolidation”; previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”).  This statement clarifies that a noncontrolling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and noncontrolling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the noncontrolling interest. This statement is effective for fiscal years beginning after December 15, 2008, with presentation and disclosure requirements applied retrospectively to comparative financial statements. The Company followed the requirements of this statement in the preparation of the accompanying financial statements, which resulted in the retrospective reclassification of minority interest to equity (deficit).

Fair Value Measurement
(Included in ASC 820 “Fair Value Measurements and Disclosures”; previously SFAS No. 157 “Fair Value Measurements”)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which provides a single definition of fair value, together with a framework for measuring it and requires additional disclosures about the use of fair value to measure assets and liabilities. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels, which is determined by the lowest level input that is significant to the fair value measurement in its entirety. The adoption of SFAS No. 157 did not have an impact on the Company’s consolidated financial statements.

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

Interest Rate Risk

Our primary market risk is interest rate exposure with respect to our floating rate debt. As of October 4, 2009, our Revolver permitted additional borrowings of approximately $2,817,000 (after giving effect to $12,959,000 in borrowings and $10,224,000 in letters of credit outstanding).  Borrowings under the Revolver are subject to variable interest rates. A 100 basis point change in interest rates (assuming $26,000,000 was outstanding under the Revolver) would impact us by approximately $260,000.  In the future, we may decide to employ a hedging strategy through derivative financial instruments to reduce the impact of adverse changes in interest rates. We do not plan to hold or issue derivative instruments for trading purposes.

Foreign Currency Exchange Rate Risk

We conduct foreign operations in Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated and other comprehensive income (loss). As of October 4, 2009, we do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates to be material.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of October 4, 2009. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the third fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Further Spread of H1N1 Influenza May Adversely Affect Our Business

During April 2009, the World Health Organization issued a warning for the H1N1 virus.  The further spread of H1N1 influenza, which is more commonly known as “swine flu,” may adversely affect our business.  We could be adversely affected if one or more jurisdictions in which we operate restaurants impose mandatory restaurant closures or seek voluntary closures.  Furthermore, the current outbreak of H1N1 influenza may reduce traffic in our restaurants as diners may seek to avoid crowded locations. H1N1 influenza also could adversely affect our ability to adequately staff our restaurants, receive deliveries on a timely basis, manufacture our baked goods and/or perform functions at the corporate level. Even if H1N1 influenza does not spread significantly or does not result in a significant number of additional fatalities, the perceived risk of infection or significant health risk may adversely affect our business.

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

PERKINS & MARIE CALLENDER’S INC.

DATE: November 17, 2009	BY: /s/ Fred T. Grant, Jr.
Fred T. Grant, Jr.
Chief Financial Officer