Form 10-K
period 2009-12-27
PERKINS & MARIE CALLENDER'S INC
filed 2010-03-29
CIK 1047040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2009
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

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of  July 12, 2009, the last business day of our most recently ended second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $___based on the closing sale price as reported on the (applicable exchange). Not Applicable

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practical date.
Class: Common Stock, $.01 par value per share	Outstanding as of March 29, 2010: 10,820 shares
Documents incorporated by reference: None

PART I

Item 1. Business.

General.  Perkins & Marie Callender’s Inc. (together with its consolidated subsidiaries collectively the “Company”, “PMCI”, “we” or “us”), is a wholly-owned subsidiary of:

•	Perkins & Marie Callender’s Holding Inc., which is a wholly-owned subsidiary of
•	P&MC’s Holding Corp, which is a wholly-owned subsidiary of
•	P&MC’s Real Estate Holding LLC, which is a wholly-owned subsidiary of
•	P&MC’s Holding LLC, which is principally owned by affiliates of Castle Harlan, Inc. (“Castle Harlan”).

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

Formation and History of Perkins & Marie Callender’s Inc.  On September 21, 2005, P&MC’s Holding Corp, an affiliate of Castle Harlan Partners IV, L.P. (“CHP IV”), a New York-based private equity fund also managed by Castle Harlan, purchased all of the outstanding capital stock of Perkins & Marie Callender’s Holding Inc. (the “Acquisition”). Since the closing of the Acquisition, the capital stock has been 100% owned by P&MC’s Holding Corp., whose capital stock is 100% owned by P&MC’s Real Estate Holding LLC, whose capital stock is 100% owned by P&MC’s Holding LLC. Castle Harlan Partners III, L.P. and CHP IV are under the common control of Castle Harlan.

On May 3, 2006, pursuant to a stock purchase agreement (the “Stock Purchase Agreement”), the Company purchased all of the outstanding stock of WRG, and the shareholders of WRG received equity interests in P&MC’s Holding LLC in exchange for their WRG stock. As a result of the purchase, WRG became a direct wholly-owned subsidiary of the Company.  From September 21, 2005 through May 3, 2006, both the Company and WRG were portfolio companies under the common control of Castle Harlan; therefore, the financial statements of both entities are presented retroactively on a consolidated basis, in a manner similar to a pooling of interest, from September 21, 2005, the first date at which both companies were under common control (the “Combination”).

Financial Statement Presentation. The accompanying consolidated financial statements include the financial results of the Company for fiscal years 2009, 2008 and 2007.  Intercompany transactions have been eliminated in consolidation.

Operations. The Company operates two primary restaurant concepts: (1) full-service family-dining restaurants located primarily in the Midwest, Florida and Pennsylvania under the name Perkins Restaurant and Bakery (“Perkins”) and (2) mid-priced casual-dining restaurants, specializing in the sale of pie and other bakery items, located primarily in the western United States under the name Marie Callender’s Restaurant and Bakery (“Marie Callender’s”).

The Company also operates a bakery goods manufacturing segment (“Foxtail”), which manufactures pies, muffin batters, cookie doughs, pancake mixes, and other food products for sale to our Perkins and Marie Callender’s Company-operated and franchised restaurants and to food service distributors.

Perkins Restaurant and Bakery

Perkins, founded in 1958, serves a variety of demographically and geographically diverse customers for a wide range of dining occasions that are appropriate for the entire family. Perkins has continued to adapt its menu, product offerings and building décor to meet changing consumer preferences. As of December 27, 2009, Perkins offered a full menu of over 90 assorted breakfast, lunch, dinner, snack and dessert items ranging in price from $3.89 to $13.99, with an average guest check of $8.81 at our Company-operated Perkins restaurants.  Perkins’ signature menu items include our omelettes, secret-recipe real buttermilk pancakes, Mammoth Muffins, the Tremendous Twelve platters, salads, melt sandwiches and Butterball turkey entrees. Breakfast items, which are available throughout the day, accounted for over half of the entrees sold in our Perkins restaurants during fiscal year 2009.

Perkins is a leading operator and franchisor of full-service family dining restaurants. As of December 27, 2009, we franchised 315 restaurants to 108 franchisees in 31 states and in 5 Canadian provinces and we operated 163 restaurants. The footprint of our Company-operated Perkins restaurants extends over 13 states, with a significant number of restaurants in Minnesota, Wisconsin and Florida. Our Company-operated Perkins restaurants generated average annual revenues of $1,715,000 for the year ended December 27, 2009.

Perkins’ franchised restaurants operate pursuant to license agreements generally having an initial term of 20 years and requiring both a royalty fee (4% of gross sales) and an advertising contribution (3% of gross sales). Franchisees pay a non-refundable license fee of between $25,000 and $50,000 per restaurant depending on the number of existing franchises and the level of assistance provided by us in opening each restaurant. Typically, franchisees may terminate license agreements upon a minimum of 12 months prior notice and upon payment of specified liquidated damages. Franchisees do not typically have express renewal rights.

For the years ended December 27, 2009, December 28, 2008 and December 30, 2007, average annual royalties earned per franchised restaurant were approximately $60,000, $62,000 and $64,000, respectively. The following number of Perkins license agreements are scheduled to expire in the years indicated: 2010 — twenty-one; 2011 — thirteen; 2012 — six; 2013 — eight and 2014 — seventeen. Upon the expiration of license agreements, franchisees typically apply for and receive new license agreements and pay a license agreement renewal fee of $5,000 to $7,500 depending on the length of the renewal term.

Marie Callender’s Restaurant and Bakery

Marie Callender’s is a mid-priced casual-dining concept. Founded in 1948, it has one of the longest operating histories within the full-service dining sector. Marie Callender’s is known for serving quality food in a warm, pleasant atmosphere and for its premium pies that are baked fresh daily. As of December 27, 2009, the Company offered a full menu of over 50 items ranging in price from $5.89 to $17.99. Marie Callender’s signature menu items include pot pies, quiches, a plentiful salad bar and Sunday brunch. During fiscal year 2009, breakfast sales accounted for approximately 12% of total sales, and the remaining sales were split approximately evenly between the lunch and dinner day parts.

Marie Callender’s operates primarily in the western United States. As of December 27, 2009, we operated 92 Marie Callender’s restaurants and franchised 39 restaurants to 26 franchisees located in four states and Mexico.  The footprint of our Company-operated Marie Callender’s restaurants extends over nine states, with 62 restaurants located in California. Our existing Company-operated restaurants generated average annual revenues of $2,079,000 for the year ended December 27, 2009.  As of December 27, 2009, 127 restaurants were operated under the “Marie Callender’s” name, one under the “Marie Callender’s Grill” name, two under the “Callender’s Grill” name and one under the “East Side Mario’s” name. The Company owns and operates 77 Marie Callender’s restaurants, two Callender’s Grill restaurants, and the East Side Mario’s restaurant (a mid-priced Italian restaurant operating in Lakewood, California).  The Company also has an ownership interest in 12 Marie Callender’s restaurants under partnership agreements, with a noncontrolling interest in two of the partnership restaurants and a 57% to 95% ownership interest in the remaining ten locations.  Franchisees own and operate 38 Marie Callender’s restaurants and the Marie Callender’s Grill.

Marie Callender’s franchised restaurants operate pursuant to franchise agreements generally having an initial term of 15 years and requiring both a royalty fee (normally 5% of gross sales) and, in most agreements, a specified level of marketing expenditures (currently at 1.5% of gross sales).  Franchisees pay a non-refundable initial franchise fee of $25,000 and a training fee of $35,000 prior to opening a restaurant. Franchisees typically have the right to renew the franchise agreement for two terms of five years each.  For the years ended December 27, 2009, December 28, 2008 and December 30, 2007, average annual royalties earned per franchised restaurant were approximately $86,000, $98,000 and $102,000, respectively.  The following number of Marie Callender’s franchise agreements have expiration dates occurring during the next five years: 2010 — two; 2011 — one; 2012 — four; 2013 — one and 2014 — zero. Upon the expiration of their franchise agreements, franchisees typically apply for and receive new franchise agreements and pay a franchise agreement renewal fee of $2,500.

Foxtail Manufacturing

Foxtail manufactures pies, pancake mixes, cookie doughs, muffin batters and other bakery products for both our in-store bakeries and third-party customers. One manufacturing facility in Corona, California produces pies and other bakery products principally for Marie Callender’s restaurants, and two facilities in Cincinnati, Ohio produce pies, pancake mixes, cookie doughs, muffin batters and other bakery products to supply Perkins restaurants and various third-party customers.   Sales of bakery products to our Company-operated and franchised restaurants accounted for 36.0% and 28.2% of Foxtail’s revenues, respectively, during fiscal year 2009, compared to 29.0% and 30.4% of Foxtail’s revenues, respectively, during fiscal year 2008. Sales of bakery products to third-party customers accounted for the remainder, or 35.8% and 40.6%, respectively, of Foxtail’s sales during fiscal years 2009 and 2008.

Working Capital. Like many other restaurant companies, the Company is able to, and does more often than not, operate with negative working capital. We are able to operate with a substantial working capital deficit because (1) restaurant revenues are received primarily on a cash or near-cash basis with a low level of accounts receivable, (2) rapid turnover results in a limited investment in inventories and (3) accounts payable for food and beverages usually become due several days after the receipt of cash from the related sales.

Restaurant Design & Development. Our Perkins restaurants are primarily located in freestanding buildings that generally seat between 90 and 250 customers. Our Marie Callender’s restaurants are also primarily located in freestanding buildings that generally seat between 70 and 385 customers. We employ an on-going system of prototype development, testing and remodeling to maintain operationally efficient, cost-effective and unique interior and exterior facility design and decor. The current prototype packages feature modern, distinctive interior and exterior layouts that enhance operating efficiencies and customer appeal.

System Development.

The following table lists the development activities for each of our full-service restaurant brands for each of the last three years:

	Perkins Restaurants		Marie Callender's Restaurants
	Company-Operated	Franchised	Company- Operated	Franchised

Restaurants at December 31, 2006	155	322	92	46

New restaurants	7	8	0	0
Restaurants acquired from franchisees	3	(3)	1	(1)
Closed restaurants	(3)	(4)	(1)	(1)
Restaurants at December 30, 2007	162	323	92	44

New restaurants	2	2	0	1
Closed restaurants	0	(8)	(1)	(3
Restaurants at December 28, 2008	164	317	91	42

New restaurants	0	1	0	0
Restaurants acquired from franchisees	0	0	1	(1)
Closed restaurants	(1)	(4)	0	(2)
Restaurants at December 27, 2009	163	314	92	39

Research and Development. Each year, we develop and test a wide variety of products for the Perkins brand in our 5,600 square foot test kitchen in Memphis, Tennessee. We also employ an executive chef for the development of Marie Callender’s products. New products undergo extensive development and consumer testing to determine acceptance in the marketplace. While this effort is an integral part of our overall operations, it was not a material expense in 2009, 2008 or 2007. We spent approximately $106,000, $114,000 and $155,000 conducting consumer research in 2009, 2008 and 2007, respectively.

Significant Franchisees.  As of December 27, 2009, three Perkins franchisees otherwise unaffiliated with the Company owned 88, or 28%, of the 314 franchised Perkins restaurants, consisting of 40, 27 and 21 restaurants, respectively.  As of December 28, 2008, these same franchisees owned 41, 27 and 21 restaurants, respectively.  The following table presents a summary of the royalty and license fees provided by these three franchisees:

# of	Year-to-Date	# of	Year-to-Date
Restaurants	Ended	Restaurants	Ended
(2009)	December 27, 2009	(2008)	December 28, 2008

40	$1,861,000	41	$1,926,000
27	1,420,000	27	1,452,000
21	1,427,000	21	1,500,000

As of December 27, 2009, three Marie Callender’s franchisees otherwise unaffiliated with the Company owned 12, or 31%, of the 39 franchised Marie Callender’s restaurants, consisting of four restaurants each.  As of December 28, 2008, these same franchisees owned five, four and four restaurants, respectively.  The following table presents a summary of the royalty and license fees provided by these three franchisees:

# of	Year-to-Date	# of	Year-to-Date
Restaurants	Ended	Restaurants	Ended
(2009)	December 27, 2009	(2008)	December 28, 2008

4	$371,000	5	$542,000
4	389,000	4	465,000
4	283,000	4	312,000

Significant Licensees. The Company has license agreements with certain parties to distribute and market Marie Callender’s branded products. The most significant of these agreements are with ConAgra, Inc., which distributes frozen entrees and dinners to supermarkets and club stores throughout the United States, and American Pie, LLC, which distributes primarily frozen pies throughout most of the country. Both agreements are in effect in perpetuity.  The licensor has the right to terminate each agreement if specified sales levels are not achieved (both licensees have achieved the required annual sales levels in fiscal 2009), and each licensee has the right to terminate upon 180 days notice. License income under these two agreements totaled approximately $5,288,000, $4,865,000 and $4,336,000 in 2009, 2008 and 2007, respectively.

Territorial Rights. The Company has arrangements with several different parties to whom territorial rights were granted in exchange for specified payments. The Company makes specified payments to those parties based on a percentage of gross sales from certain Perkins restaurants and for new Perkins restaurants opened within those geographic regions. During 2009, 2008 and 2007, we paid an aggregate of $2,592,000, $2,718,000 and $2,762,000, respectively, under such arrangements. Three such agreements are currently in effect. Of these, one expires in the year 2075, one expires upon the death of the beneficiary, and the remaining agreement remains in effect as long as we operate Perkins restaurants in certain states.

Purchasing and Sourcing of Materials. We negotiate directly with suppliers for food and beverage products and raw materials to ensure consistent quality and freshness of products and to obtain competitive prices. The principal products and raw materials used in our products include beef, pork, poultry, coffee, eggs, dairy products, wheat products and corn products. Essential supplies and raw materials are available from several sources, and we are not dependent upon any one source for our supplies or raw materials.  Additionally, we offer diverse menus, which we believe further mitigates our exposure to commodity risk.  In fiscal year 2009, no single commodity accounted for over 8% of our purchases.  We have a contract with U.S. Foodservice, Inc. (“U.S. Foodservice”) for the distribution of most of the food and other supplies used by our Company-operated restaurants and certain of our franchisees.  During fiscal year 2009, U.S. Foodservice accounted for approximately 95% of our total purchases of food and other supplies.

All franchisees have the opportunity to benefit from our purchasing economies of scale, and we aggregate the purchasing requirements of all of our Company-operated restaurants and the majority of franchised restaurants to obtain better prices for food items, cleaning supplies, equipment and maintenance services.  All of our Company-operated and franchised restaurants source most of their bakery goods, including pies, cookie doughs, muffin batters and pancake mixes from Foxtail.  However, we do not require franchisees to purchase their requirements through us.

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

Competition. The restaurant industry is highly competitive and fragmented. The number, size and strength of our competitors vary widely by city and region and are often affected by changes in consumer tastes and eating habits, local and national economic conditions, population and traffic patterns. We compete directly or indirectly with all restaurants, from national and regional chains to local establishments, based on a variety of factors, which include menu price points, quality of food products, customer service, reputation, menu selection, convenience, name recognition and restaurant location. We consider our principal competitors to be full-service, family-dining operators, including national and regional chains such as Bakers Square, Bob Evans, Cracker Barrel, Denny’s, IHOP, Mimi’s Cafe and Village Inn, and, to a lesser extent, Country Kitchen and Waffle House. We also face competition from independents and local establishments. Some of our competitors are much larger than us and have substantially greater capital resources at their disposal.

Employees. As of December 27, 2009, we employed approximately 13,700 persons. Approximately 8,800 were employed at Perkins restaurants, approximately 4,400 were employed at Marie Callender’s restaurants and approximately 500 were employed as administrative and manufacturing personnel. Approximately 48% of our restaurant personnel are part-time employees. We compete in the job market for qualified restaurant management and operational employees. We maintain ongoing restaurant management training programs and employ full-time restaurant training managers and a director of training. We believe that our restaurant management compensation and benefits package is competitive within the industry. None of our employees are represented by a union.

Seasonality. The Company’s sales fluctuate seasonally and the Company’s fiscal quarters do not all have the same time duration.  The first quarter has an extra four weeks compared to the other quarters of the fiscal year.  Historically, our average weekly sales are highest in the fourth quarter (approximately October through December), resulting primarily from holiday pie sales at both Perkins and Marie Callender’s restaurants and Thanksgiving feast sales at Marie Callender’s restaurants.  Factors influencing relative sales variability, in addition to the holiday impact noted above, include, but are not limited to, the frequency and popularity of advertising and promotions, the relative sales levels of new and closed locations, other holidays and weather.

Regulation. Our Company-operated and franchised restaurants are subject to extensive federal, state and local governmental regulations, including those relating to the preparation and sale of food, building and zoning requirements and access for the disabled, including the Americans with Disabilities Act. For example, on January 1, 2010, legislation took effect in California that prohibits the use of trans fats in food establishments, including casual dining restaurants. The trans fat ban includes oil, shortening and margarine used in spreads or for frying. Public interest groups have also focused attention on the marketing of high-fat and high-sodium foods to children in a stated effort to combat childhood obesity, and legislators in the United States have proposed replacing the self-regulatory Children’s Advertising Review Board with formal governmental regulation under the Federal Trade Commission. In addition, certain jurisdictions have adopted regulations that require chain restaurants to include calorie information on their menu boards and make other nutritional information available on printed menus which must be plainly visible to consumers at the point of ordering.

We and our franchisees also are subject to licensing and regulation by state and local departments relating to health, sanitation and safety standards and liquor licenses (with respect to our 103 restaurants that serve alcoholic beverages) and to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. The inability to obtain or maintain such licenses or publicity resulting from actual or alleged violations of such regulations could have an adverse effect on us.

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

In addition, as is the case with any owner or operator of real property, we are subject to a variety of federal, state and local governmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. We do not have environmental liability insurance and no material amounts have been or are expected to be incurred to comply with environmental protection regulations.

Segment Information. We have three reportable segments: restaurant operations, franchise operations and Foxtail. See Note 16 of the Notes to Consolidated Financial Statements for financial information regarding each of our segments.

Available Information. Additional information may be found on our websites, www.perkinsrestaurants.com and www.mcpies.com. We make available on our websites our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all exhibits and amendments to those reports free of charge as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission (the “SEC”). Our internet websites and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 1a. Risk Factors.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our indebtedness.

As of December 27, 2009, we had approximately $337.6 million of total debt and capital lease obligations outstanding, of which approximately $148.7 million is secured. Subject to restrictions in our indentures and our credit agreement, we may incur additional indebtedness.

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

Borrowings under our credit agreement bear interest at variable rates. If these rates were to increase significantly, our ability to borrow additional funds may be reduced and the risks related to our substantial indebtedness would intensify. While we may enter into agreements limiting our exposure to higher interest rates, such agreements may not offer complete protection for this risk.

Ongoing macroeconomic conditions and changes in consumer preferences are adversely impacting our business, financial position and results of operations and are expected to continue to do so.

Purchases at our restaurants are discretionary for our customers, and, therefore, we are susceptible to economic slowdowns. Changes in consumer discretionary spending as a result of ongoing national and regional economic conditions have adversely affected our sales. As a result, we have experienced a decline in comparable restaurant sales and declining profits in our restaurants in both 2009 and 2008. A further decline in general economic conditions or negative economic sentiment could further affect our operating performance. In addition, if we choose to offer menu price discounts and/or promotions in response to these macroeconomic conditions, our margins could be reduced.  As a result, we may suffer further losses and be unable to generate sufficient cash flow to fund our operations or service our substantial debt. Economic conditions that have adversely affected and could continue to adversely affect consumer discretionary spending include, without limitation, unemployment levels, investment returns, residential home foreclosures, residential mortgage interest rates and residential real estate prices, energy costs (especially gasoline prices), price inflation affecting other goods and services and the general consumer perception of economic conditions of the country or any of the markets in which we operate.

We have experienced a decline in comparable restaurant sales and declining profits in our restaurants in both 2009 and 2008.  The recent turmoil in the economy has adversely affected our guest counts and, in turn, our operating results and cash generated by operations.  The Company expects to incur a net loss in 2010.  In order to improve the cash flows in our business, we have introduced a new breakfast program at our Marie Callender’s restaurants, improved systems to more effectively manage our food and labor costs, upgraded our management staff and certain equipment in our Foxtail division to drive higher operating efficiencies and reduced overall planned capital expenditures for 2010.  We continually review general and administrative expenditures to identify and implement potential cost-saving measures.  Management expects these initiatives together with the Company’s cash provided by operations and borrowing capacity under the Revolver to provide sufficient liquidity through 2010.  However, there can be no assurance as to whether these or other actions will enable us to generate sufficient cash flow to fund our operations and service our debt.

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

We depend upon frequent deliveries of food and other supplies from our suppliers, and their failure to deliver the necessary products in a timely fashion could harm our business; additionally, supplier payment terms may affect our liquidity.

Our ability to maintain consistent quality throughout our Company-owned and franchised restaurants depends in part upon our ability to acquire fresh food products and related items from reliable sources in accordance with our specifications. We have a contract with U.S. Foodservice for the distribution of most of the food and other supplies used by our restaurants and certain of our franchisees. During fiscal year 2009, U.S. Foodservice accounted for approximately 95% of our total purchases of food and other supplies.

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

The restaurant industry is intensely competitive with respect to quality of food products, customer service, reputation, restaurant location, attractiveness and maintenance of properties, name recognition and price of meals and beverages. We consider our principal competitors to be mid-priced family dining venues and casual dining operations, including other national and regional chains, as well as locally-owned restaurants. Some of our competitors may be better established in certain of the markets where our restaurants and franchised restaurants are or may be located.  In addition, as a result of current economic conditions, some of our competitors are offering aggressive menu price discounts and promotions. Some of our competitors also have substantially greater financial, marketing and other resources than we do. We also compete with other restaurants for experienced management personnel and hourly employees and with other restaurants and retail establishments for quality restaurant sites. If our restaurants and franchised restaurants are unable to compete successfully with other restaurants in new and existing markets, or if we choose to offer menu price discounts and/or promotions in response to actions of our competitors, our margins could be adversely affected, and, as a result, we may not be able to generate sufficient cash flow to service our debt obligations.  Furthermore, new competitors may emerge at any time. To the extent that one of our existing or future competitors offers items that are better priced, more appealing to consumer tastes or operate in more desirable locations than our restaurants, it could materially adversely affect our revenues.

Inflation in the prices of food could adversely affect us.

In the past, we have experienced, and may experience in the future, inflation in the prices of certain of our key food ingredients, which depend on a variety of factors, many of which are beyond our control. Fluctuations in weather, supply and demand, energy and transportation costs, general inflationary trends and other economic conditions could adversely affect the cost, availability and quantity of one or more of our products and raw ingredients. Significant items that could be subject to price fluctuations include beef, pork, poultry, coffee, eggs, dairy products, wheat products and corn products.

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

We purchase electricity, oil and natural gas to operate our restaurants, and suppliers purchase fuel in connection with the transportation of food and other supplies to us. Any significant increase in energy costs could adversely affect our business through higher rates charged by providers of electricity, oil and natural gas and the imposition of fuel surcharges by our suppliers.  We may not be able to pass all or part of any future increases to our customers.

Because a significant portion of our Perkins bakery products are produced at facilities in the same city, we are vulnerable to natural disasters and other disruptions.

We depend on Foxtail’s ability to reliably produce our bakery products, which include pies, cookies, muffins, mixes and syrups, and deliver them to restaurants and foodservice distributors on a regular schedule. We currently produce a significant portion of our bakery products in two manufacturing facilities in Cincinnati, Ohio. As a result, Foxtail is vulnerable to damage or interruption from fire, severe drought, flood, power loss and energy shortages, telecommunications failure, break-ins, snow and ice storms and similar events. Any such damage or failure could disrupt some or all of our Foxtail operations and result in the loss of sales and current and potential customers if we are unable to quickly recover from such events. Our business interruption insurance may not be adequate to compensate us for our losses if any of these events occur. In addition, business interruption insurance may not be available to us in the future on acceptable terms or at all. Even if we carry adequate insurance, such events could have a material adverse impact on us.

Many Marie Callender’s restaurants are equipped with pie production facilities, while the remaining Marie Callender’s restaurants rely on a pie production facility in Corona, California. Although Marie Callender’s is less vulnerable than Perkins with respect to the impact of a disruption at its production plant, significant incremental costs would be incurred to supply bakery products to those restaurants without production equipment in the event they are unable to obtain pies from the Corona  facility on a timely basis.

Our operations are concentrated in six states.

For the year ended December 27, 2009, approximately 59% of the total number of our Company-operated and franchised restaurants were located in the states of California, Florida, Minnesota, Ohio, Pennsylvania and Wisconsin. Given our geographic concentrations, particularly in California and Florida, regional occurrences such as earthquakes, hurricanes, snow and ice storms or other natural disasters, unfavorable economic conditions, government regulations, reduced tourism, negative publicity, terrorist attacks or other events, conditions and occurrences specific to these states may materially adversely affect our revenues.

Labor shortages could slow our growth and adversely impact existing restaurants.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and servers necessary to meet the needs of our existing restaurants as well as accommodate further expansion. A sufficient number of qualified individuals of the requisite caliber to fill these positions may be in short supply in some areas. Any future inability to recruit and retain qualified individuals may delay the planned openings of new restaurants and could adversely impact our existing Company-operated restaurants and franchised restaurants. Any such delays, any material increases in employee turnover rates in existing restaurants or any widespread employee dissatisfaction could have a material adverse effect on us. Additionally, competition for qualified employees could require us to pay higher wages, which could result in higher labor costs.  Higher labor costs may have an adverse effect on our operating performance and accordingly, we may generate insufficient cash flow to service our debt obligations.

Increased labor and benefit costs could adversely affect our future operating performance.

We have a substantial number of employees who are paid wage rates at or slightly above the minimum wage. As federal and state minimum wage rates increase, we may be required to increase not only the wages of our minimum wage employees but also the wages paid to employees whose wage rates are above minimum wage. If competitive pressures or other factors prevent us from offsetting the increased costs by increases in prices, our profitability may decline. In addition, various proposals that would require employers to provide health insurance for all of their employees are considered from time-to-time in the U.S. Congress and various states. The imposition of any requirement that we provide health insurance to all employees on terms materially different from our existing programs could have an adverse effect on our operating performance.

One or more current restaurant locations may cease to be economically viable, and we may decide to close one or more restaurants.

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

Many of our current leases are non-cancelable and typically have an initial term ranging from 15 to 20 years and renewal options for terms ranging from five to 20 years. The average remaining life of our current leases is approximately nine years. Leases that we enter into in the future likely will also be long-term and non-cancelable and have similar renewal options. If we close a restaurant, we may remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. Additionally, the potential losses associated with our inability to cancel leases may result in our keeping open restaurant locations that perform significantly below targeted levels. As a result, ongoing lease operations at closed or underperforming restaurant locations could impair our results of operations.

In addition, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. As a result, we may be required to close or relocate a restaurant, which could subject us to construction and other costs and risks, and may have an adverse effect on our operating performance.

A majority of our restaurants are owned and operated by independent franchisees over whom we do not have as much control as our Company-operated restaurants, and as a result the financial performance of franchisees could adversely affect our future operating performance.

As of December 27, 2009, 354 of our 609 restaurants were owned and operated by franchisees. As a result, we rely in part on our franchisees and the manner in which they operate their locations to develop and promote our business. Franchise royalties and fees represented approximately 4.2% of our revenues and contributed 41.9% of the segment income of our three reportable segments during fiscal 2009. While we try to ensure that the quality of our brand is maintained by all of our franchisees, there is a risk that franchisees will take actions that adversely affect the value of our intellectual property or reputation.

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

Additionally, many of our franchisees depend on financing from banks and other financial institutions in order to construct and open new restaurants.   Some of our franchisees are highly leveraged, and if they are unable to service their indebtedness, such failure could adversely affect their ability to maintain their operations and/or meet their contractual obligations to us, which may have a material adverse effect on our operating performance.

As of December 27, 2009, three Perkins’ franchisees, otherwise unaffiliated with the Company, owned 88 of the 354 franchised restaurants operating 40, 27 and 21 restaurants, respectively. If any of these franchisees were to experience financial difficulties our business could be adversely affected. In addition, a majority of our franchises can terminate their agreements with us on twelve months notice without cause. The failure of franchisees to operate franchised restaurants successfully or to the extent a significant number of franchisees elect to terminate their agreements with us could have a material adverse effect on us, our reputation, our brand and our ability to attract prospective franchisees.

The failure to enforce and maintain our intellectual property rights could adversely affect our ability to maintain brand awareness.

The success of our business strategy depends on our continued ability to use our existing trade names, trademarks and service marks. We have registered the names Perkins, Perkins Restaurant & Bakery, Marie Callender’s and certain other names used by our restaurants as trade names, trademarks or service marks with the United States Patent and Trademark Office and in Canada. However, our trademarks could be imitated in ways that we cannot prevent. In addition, we rely on trade secrets, proprietary know-how, concepts and recipes. Our methods of protecting this information may not be adequate and others could independently develop similar know-how or obtain access to our trade secrets, know-how, concepts and recipes.

Moreover, we may face claims of misappropriation or infringement of third parties’ rights that could interfere with our use of our proprietary know-how, concepts, recipes or trade secrets. Defending these claims may be costly and, if we are unsuccessful, may prevent us from continuing to use this proprietary information in the future and may result in an injunction restraining future use or monetary damages.

Our business is partially dependent upon our advertising and promotional programs, and our competitors’ advertising and promotional activities may reduce the effectiveness of our initiatives.

Our sales are heavily influenced by marketing and advertising. If we do not advertise or run promotions for our products, or if our marketing and advertising programs are not successful, we may experience a loss or reduction in sales, fail to attract new guests or be unable to retain existing guests. In addition, our competitors’ advertising and promotions, including any increase in the amount and/or frequency thereof, may reduce the effectiveness of our initiatives. As a result of current economic events, some of our competitors have significantly increased their use of promotions.  Furthermore, we may be adversely affected by an increase in the cost of television, radio, print or other forms of media advertising.

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

Additional expansion presents risks.

We review additional sites for potential future restaurants on an ongoing basis. After a new restaurant is opened, there is a “ramp-up” period of time before we expect to achieve our targeted level of profitability. This is due to higher operating costs caused by start-up and other temporary inefficiencies associated with opening new restaurants, such as a lack of market familiarity, consumer acceptance when we enter a new market and training of staff. Furthermore, our ability, and our franchisees’ ability, to open new restaurants is dependent upon a number of factors, many of which are beyond our and our franchisees’ control, including, but not limited to, the ability to:

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

We may enter new markets in which we have limited or no operating experience. These new markets may have different demographic and competitive conditions, consumer tastes and discretionary spending patterns than our existing markets and may not be able to attract enough customers because potential customers may be unfamiliar with our brands or the atmosphere or menu of our restaurants might not appeal to them. As a result, the revenue and profit generated at new restaurants may not equal the revenue and profit generated at our existing restaurants. New restaurants may even operate at a loss, which would have an adverse effect on our overall profits. In addition, opening a new restaurant in an existing market could reduce the revenue of our existing restaurants in that market.

Food-borne illness incidents, claims of food-borne illness and adverse publicity could adversely affect our future operating performance.

Claims of illness or injury relating to food quality or food handling are common in the food service industry, and a number of these claims may exist at any given time. We cannot guarantee that our internal operational controls and training will be effective in preventing all food-borne illnesses. Some food-borne illness incidents could be caused by third-party food suppliers and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, such as e-coli, that could give rise to claims or allegations on a retroactive basis. We could be adversely affected by negative publicity resulting from food quality or handling claims at one or more of our restaurants. Food-borne illnesses spread at restaurants have generated significant negative publicity at other restaurant chains in the past, which has had a negative impact on their results of operations. One or more instances of food-borne illness in one of our restaurants could negatively affect our restaurants’ image and sales. These risks exist even if it is later determined that an illness was wrongly attributed to one of our restaurants.

In addition, the impact of adverse publicity relating to one of our restaurants may extend beyond that restaurant to affect some or all of our other restaurants. We believe that the risk of negative publicity is particularly great with respect to our franchised restaurants because we have limited ability to control their operations, especially on a real-time basis. A similar risk may exist with respect to unrelated food service businesses if customers mistakenly associate them with our operations.

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

Our Company-operated and franchised restaurants are subject to extensive federal, state and local governmental regulations, including those relating to the preparation and sale of food, those relating to building and zoning requirements and those relating to access for the disabled, including the Americans with Disabilities Act, and failure to comply with these regulations could adversely affect us. For example, on January 1, 2010, legislation took effect in California that prohibits the use of trans fats in food establishments, including casual dining restaurants.  The trans fat ban covers oil, shortening and margarine used in spreads or for frying. Public interest groups have also focused attention on the marketing of high-fat and high-sodium foods to children in a stated effort to combat childhood obesity and legislators in the United States have proposed replacing the self-regulatory Children’s Advertising Review Board with formal governmental regulation under the Federal Trade Commission. In addition, certain jurisdictions have adopted regulations requiring that chain restaurants include calorie information on their menu boards and make other nutritional information available on printed menus which must be plainly visible to consumers at the point of ordering. There may also be increased regulation of and opposition to the industrialized production of food products, which could force us to use alternative food supplies. The cost of complying with these regulations could increase our expenses and may cause our food items to be less popular, and the negative publicity arising from such legislative initiatives could reduce our sales.

We and our franchisees also are subject to licensing and regulation by state and local departments relating to health, sanitation and safety standards and liquor licenses (with respect to our 103 restaurants that serve alcoholic beverages) and to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. The inability to obtain or maintain such licenses or publicity resulting from actual or alleged violations of such regulations could have an adverse effect on us. Furthermore, changes in, and the cost of compliance with, governmental regulations could have an adverse effect on us.

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

In addition, as is the case with any owner or operator of real property, we are subject to a variety of federal, state and local governmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Failure to comply with environmental laws could result in the imposition of severe penalties or restrictions on operations by governmental agencies or courts of law, which could adversely affect us. We do not have environmental liability insurance, and no material amounts have been or are expected to be expensed to comply with environmental protection regulations.

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

We are subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), including Section 404 thereunder, and, beginning with our fiscal 2010 annual report on Form 10-K, an attestation report of our auditors on our internal control over financial reporting will be required. Compliance with Sarbanes-Oxley places additional obligations on our systems and resources and requires us to incur additional costs. In order to maintain the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight is required, as we need to devote additional time and personnel to legal, financial and accounting activities to ensure our ongoing compliance with the public company reporting requirements. In future years, if we fail to timely complete our assessment of the effectiveness of our internal control over financial reporting, or if our auditors cannot timely issue their attestation report, we may cease to be in compliance with our reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and could suffer a loss of public confidence in our internal controls, either of which could adversely affect our ability to access the capital markets.

Item 1b. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The following table lists the number of full-service Company-operated and franchised restaurants, by state or country, as of December 27, 2009. The Company-operated restaurants of Marie Callender’s include wholly-owned restaurants, East Side Mario’s and those restaurants operated under various partnership agreements. The table excludes one limited service Perkins Express located in Utah.

	Perkins Restaurants			Marie Callender's Restaurants
	Company-Operated	Franchise	Total	Company-Operated	Franchise	Total

Arizona	-	1	1	7	-	7
Arkansas	-	2	2	-	-	-
California	-	-	-	62	33	95
Colorado	8	4	12	-	1	1
Delaware	-	1	1	-	-	-
Florida	44	15	59	-	-	-
Georgia	-	1	1	-	-	-
Idaho	-	8	8	1	-	1
Illinois	7	-	7	-	-	-
Indiana	-	5	5	-	-	-
Iowa	16	4	20	-	-	-
Kansas	3	4	7	-	-	-
Kentucky	-	3	3	-	-	-
Maryland	-	2	2	-	-	-
Michigan	7	3	10	-	-	-
Minnesota	39	37	76	-	-	-
Missouri	7	1	8	-	-	-
Montana	-	9	9	-	-	-
Nebraska	-	9	9	-	-	-
Nevada	-	-	-	4	3	7
New Jersey	-	17	17	-	-	-
New York	-	15	15	-	-	-
North Carolina	-	2	2	-	-	-
North Dakota	4	4	8	-	-	-
Ohio	-	36	36	-	-	-
Oklahoma	2	-	2	2	-	2
Oregon	-	-	-	4	1	5
Pennsylvania	6	47	53	-	-	-
South Carolina	-	4	4	-	-	-
South Dakota	-	11	11	-	-	-
Tennessee	4	8	12	-	-	-
Texas	-	-	-	4	-	4
Utah	-	-	-	5	-	5
Virginia	-	4	4	-	-	-
Washington	-	6	6	3	-	3
West Virginia	-	2	2	-	-	-
Wisconsin	16	27	43	-	-	-
Wyoming	-	5	5	-	-	-
Canada	-	17	17	-	-	-
Mexico	-	-	-	-	1	1
Total	163	314	477	92	39	131

All of our restaurant locations are leased.  Our typical Perkins restaurant is approximately 5,000 square feet in size and is located in a free-standing building, with seating capacity generally ranging between 90 and 250. Marie Callender’s restaurants average 8,000 square feet in size and are primarily located in free-standing buildings, with a seating capacity generally ranging between 70 and 385. We have an ongoing program of prototype development, testing and remodeling to maintain operationally efficient, cost-effective and inviting interior and exterior facility design and décor. Over the last five years, we have invested over $15 million remodeling certain of our Company-operated stores. In addition, across our restaurant base, we have spent an average of $7.1 million per year over the last five years on maintenance capital expenditures to maintain an attractive dining experience. Among our Company-operated stores, approximately 62% of Perkins’ and 36% of Marie Callender’s are either new or have been remodeled within the past five years.

The following table sets forth certain information regarding Company-operated restaurants and other properties, as of December 27, 2009:

	Number of Properties (1)
Use	Owned	Leased	Total
Offices and Manufacturing Facilities (2)	—	8	8
Perkins Restaurant and Bakery (3)	—	163	163
Marie Callender’s Restaurant and Bakery (4,5)	—	92	92
____________

(1)	In addition to the properties noted in the schedule above, we lease fifteen properties and own two other properties which are vacant or leased to others.

(2)
Our principal office is located in Memphis, Tennessee, and currently comprises approximately 43,000 square feet under a lease expiring on May 31, 2013, subject to a renewal by us for a maximum of 60 months. We also lease an office which comprises approximately 6,300 square feet in Mission Viejo, California, with a lease term through April 30, 2013, and no renewal option.  In addition to the two office locations, we lease two properties in Cincinnati, Ohio, consisting of 36,000 square feet and 120,000 square feet, and lease one property in Corona, California, consisting of 29,600 square feet, for use as manufacturing facilities.

(3)
The average term of the remaining leases is approximately 11 years, excluding renewal options. The longest lease term will mature in approximately 19 years and the shortest lease term will mature in less than one year, excluding renewal options.

(4)	Includes two Callender’s Grill restaurants and the East Side Mario’s restaurant.

(5)
The average term of the remaining leases is approximately five years, excluding renewal options. The longest lease term will mature in approximately 32 years and the shortest lease term will mature in less than one year, excluding renewal options.

Item 3. Legal Proceedings.

We are a party to various legal proceedings in the ordinary course of business. We do not believe that any of these known proceedings, either individually or in the aggregate, are likely to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

No established public trading market exists for our equity securities.

Holders.

As of December 27, 2009, there was one stockholder of record.

Dividends.

No dividends or distributions were declared or paid during 2009, 2008 or 2007. The Company’s credit agreement and the indentures governing our debt securities restrict our ability to pay dividends or distributions to our equity holders.

Securities Authorized for Issuance Under Equity Compensation Plans.

      Not applicable.

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

	2009	2008	2007	2006	2005
Statement of Operations Data:
Revenues	$536,068	581,970	587,886	594,190	321,473
Net loss	(36,219)	(52,953)	(16,335)	(9,372)	(15,231)
Balance Sheet Data (at year end):
Total assets	291,641	323,508	362,942	346,845	346,276
Long-term debt and capital lease obligations (a)	337,096	330,249	309,996	292,628	300,077
Statistical Data:
Full-service restaurants in operation at end of year:
Company-operated Perkins	163	164	162	155	151
Franchised Perkins (b)	314	317	323	322	331
Total Perkins	477	481	485	477	482

Company-operated Marie Callender’s	91	90	91	91	92
Company-operated East Side Mario’s	1	1	1	1	1
Franchised Marie Callender’s	39	42	44	46	47
Total Marie Callender’s	131	133	136	138	140
Average annual sales per Company-operated Perkins restaurant	$1,715	1,840	1,890	1,944	1,866
Average annual royalties per franchised Perkins restaurant	60	62	64	66	64
Average annual sales per Company-operated Marie Callender’s restaurant	2,079	2,217	2,339	2,369	2,298
Average annual royalties per franchised Marie Callender’s restaurant	86	98	102	105	107
____________

(a)	Excluding current maturities of $503, $382, $9,464, $1,706 and $3,311, respectively.

(b)	Excludes one franchised Perkins Express.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General.  The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to the Consolidated Financial Statements and accompanying notes of the Company included elsewhere in this Form 10-K. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties, as indicated in “Information Concerning Forward-Looking Statements” below.  Except as otherwise indicated references to “years” mean our fiscal year ended December 27, 2009, December 28, 2008 or December 30, 2007.

Information Concerning Forward-Looking Statements.  This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These statements, written, oral or otherwise made, may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will,” or the negative thereof or other variations thereon or comparable terminology.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these statements. Factors affecting these statements include, among others, the following:

•	general economic conditions, consumer preferences and demographic patterns, either nationally or in particular regions in which we operate;

•	our substantial indebtedness;

•	our liquidity and capital resources;

•	competitive pressures and trends in the restaurant industry;

•	prevailing prices and availability of food, labor, raw materials, supplies and energy;

•	a failure to obtain timely deliveries from our suppliers or other supplier issues;

•	our ability to successfully implement our business strategy;

•	relationships with franchisees and the financial health of franchisees;

•	legal proceedings and regulatory matters; and

•	our development and expansion plans.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such statements. The forward-looking statements included in this Form 10-K are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

Our Company.  The Company operates two restaurant concepts: (1) full-service family-dining restaurants located primarily in the Midwest, Florida and Pennsylvania under the name Perkins Restaurant and Bakery, and (2) mid-priced, casual-dining restaurants, specializing in the sale of pies and other bakery items, located primarily in the western United States under the name Marie Callender’s Restaurant and Bakery.

The Company also operates a bakery goods manufacturing segment under the name Foxtail, which manufactures pies, muffin batters, cookie doughs, pancake mixes, and other food products for sale to our Perkins and Marie Callender’s Company-operated and franchised restaurants and to food service distributors.

Key Factors Affecting our Business.  The key factors that affect our operating results are general economic conditions, competition, our comparable restaurant sales, which are driven by our comparable customer counts and our guest check average, restaurant openings and closings, commodity prices, energy prices, our ability to manage operating expenses, such as food cost, labor and benefits, weather, and governmental regulation. Comparable restaurant sales and comparable customer counts are measures of the percentage increase or decrease of the sales and customer counts, respectively, of restaurants open at least fifteen months prior to the start of the comparative year. We do not use new restaurants in our calculation of comparable restaurant sales until they are open for at least fifteen months in order to allow a new restaurant’s operations time to stabilize and provide more comparable results.

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

Marie Callender’s food cost percentage is traditionally higher than Perkins food cost percentage primarily as a result of a greater portion of sales that are derived from lunch, dinner and bakery items, which typically carry higher food costs than breakfast items.

The operating results of Foxtail are impacted mainly by the following factors: sales of our company and franchise restaurants, orders from our external customer base, general economic conditions, labor and employee benefit expenses, production efficiency, commodity prices, energy prices, Perkins and Marie Callender’s restaurant openings and closings, governmental regulation and food safety requirements.

Fiscal 2008 and 2009 have been challenging for the family and casual dining segments of the restaurant industry. Largely as a result of the ongoing economic downturn, we experienced a decrease in comparable annual sales for both Perkins and Marie Callender’s in 2008 and 2009. We believe continuing decreases in residential real estate values, especially in some of our larger markets, the high unemployment levels, the spread of the H1N1 influenza virus, the level of home foreclosures, the decrease in investment values and the consequent pressures on consumer sentiment and spending have reduced household discretionary spending, which has adversely affected our revenues. At the same time, our costs have increased, and consequently, we have experienced declining profits.  If the current economic conditions persist or worsen, our revenues are likely to continue to suffer and our losses could increase.

In comparison to the year ended December 28, 2008, Perkins’ Company-operated restaurants comparable sales decreased by 6.6% and Marie Callender’s Company-operated restaurants comparable sales decreased by 6.4% during 2009.  These declines resulted primarily from decreases in comparable guest counts at both concepts.  Management believes the decline in comparable guest counts for both concepts is attributable primarily to adverse economic conditions that are impacting the restaurant industry, particularly in Florida for our Perkins restaurants and in California for our Marie Callender’s restaurants.

Operations, Financial Position and Liquidity.  At December 27, 2009, we had a negative working capital balance of $17,643,000 and a total stockholder’s deficit of $145,916,000.  We had $4,288,000 in unrestricted cash and cash equivalents and $4,605,000 of borrowing capacity under our Revolver.

Our principal sources of liquidity include unrestricted cash, available borrowings under our credit agreement and cash generated by operations.  We also have from time to time received capital contributions from our parent company, including a $12,500,000 capital contribution received in 2008.  We have also engaged in other capital transactions.  Our principal uses of liquidity are costs and expenses associated with our restaurant and manufacturing operations, debt service payments and capital expenditures.

We have experienced declines in comparable restaurant sales and declining profits in our restaurants in both 2009 and 2008.  The ongoing turmoil in the economy has adversely affected our guest counts and, in turn, our operating results and cash generated by operations.  The Company expects to incur a net loss in 2010.  In order to improve the cash flows in our business, we continue to rollout a new breakfast program at our Marie Callender’s restaurants, have improved systems to more effectively manage our food and labor costs, have upgraded our management staff and certain equipment in our Foxtail division to drive higher operating efficiencies and have reduced overall planned capital expenditures for 2010.  We continually review general and administrative expenditures to identify and implement cost-saving measures.  Management expects these initiatives together with the Company’s cash provided by operations and borrowing capacity under the Revolver to provide sufficient liquidity for at least the next twelve months.  However, there can be no assurance as to whether these or other actions will enable us to generate sufficient cash flow to fund our operations and service our substantial debt.

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

Advertising

We recognize advertising expense in the operating expenses of the restaurant segment. Those advertising costs are expensed as incurred.  Advertising expense was approximately $26,712,000, $24,016,000 and $21,130,000 for fiscal years 2009, 2008 and 2007, respectively.

Leases

Future commitments for operating leases are not reflected as a liability on our Consolidated Balance Sheets. The determination of whether a lease is accounted for as a capital lease or as an operating lease requires management to make estimates primarily about the fair value of the asset, its estimated economic useful life and the incremental borrowing rate.

Rent expense for the Company’s operating leases, many of which have escalating rent amounts due over the term of the lease, is recorded on a straight-line basis over the lease term. The lease term begins when the Company has the right to control the use of the leased property, which may occur before rent payments are due under the terms of the lease.  The difference between rent expense and rent paid is recorded as deferred rent on our Consolidated Balance Sheets.

Preopening Costs

We expense the costs of start-up activities as incurred.

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Perkins Marketing Fund and Gift Cards

The Company maintains a marketing fund (the “Marketing Fund”) to pool the resources of the Company and its franchisees for advertising purposes and to promote the Perkins brand in accordance with the system’s advertising policy. The Company has classified approximately $4,786,000 and $6,912,000 as of December 27, 2009 and December 28, 2008, respectively, as restricted cash on its Consolidated Balance Sheets related to the Marketing Fund.  These amounts represent funds contributed by franchisees specifically for the purpose of advertising. The Company has also recorded liabilities of approximately $4,327,000 and $5,316,000 as of December 27, 2009 and December 28, 2008, respectively, which are included in franchise advertising contributions on the accompanying Consolidated Balance Sheets and represents franchisee contributions for advertising services not yet provided.

The Company issues gift cards and, prior to March 2005, also issued gift certificates (collectively, “gift cards”), both of which contain no expiration dates or inactivity fees.  The Company recognizes revenue from gift cards when they are redeemed by the customer.  The Company recognizes income from unredeemed gift cards (“gift card breakage”) when there is sufficient historical data to support an estimate, the likelihood of redemption is remote and there is no legal obligation to remit the unredeemed gift card balances to the state tax authorities under applicable escheat regulations.  Gift card breakage is determined based on historical redemption patterns and included in other, net in the Consolidated Statements of Operations.  Management concluded in the first quarter of 2009 that it had sufficient evidence to estimate the gift card breakage rate on Perkins gift cards and recorded $865,000 of gift card breakage.  Management concluded in the second fiscal quarter of 2009 that it had sufficient evidence to estimate the gift card breakage rate on Marie Callender’s gift cards and recorded $1,576,000 of gift card breakage.  These initial recognitions of breakage income in the first and second quarters of 2009 include amounts related to gift cards sold since the inception of our gift card programs in 2005.  For the fiscal year ended December 27, 2009, we recorded $2,811,000 of breakage income of which we consider $2,195,000 to be a non-recurring cumulative adjustment.  As of December 27, 2009 and December 28, 2008, the Company had approximately $3,324,000 and $3,228,000, respectively, of net gift card proceeds received from Perkins’ franchisees reflected as restricted cash and accrued expenses on its Consolidated Balance Sheets.

Concentration of Credit Risk

Financial instruments, which potentially expose us to concentrations of credit risk, consist principally of franchisee and Foxtail accounts receivable. We perform ongoing credit evaluations of our franchisees and Foxtail customers and generally require no collateral to secure accounts receivable. The credit review is based on both financial and non-financial factors. Based on this review, we maintain reserves for estimated losses for accounts receivable that are not likely to be collected. Although we maintain good relationships with our franchisees, if average sales or the financial health of significant franchises were to deteriorate, we might have to increase our reserves against collection of franchise receivables.

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

Due to the significant funds required for the construction or acquisition of new restaurants, we have risks that these assets will not provide an acceptable return on our investment and an impairment of these assets may occur. Our assets are typically grouped at the restaurant level for such purposes. The accounting test for whether an asset group held for use is impaired involves first comparing the carrying value of the asset group with its estimated future undiscounted cash flows. If these cash flows do not exceed the carrying value, the asset group must be adjusted to its current fair value. We perform this test on each of our long lived assets periodically as indicators arise to evaluate whether impairment exists. Factors influencing our judgment include the age of the assets, estimation of future cash flows from long lived assets, lease renewals and estimation of fair value.  Asset fair value is generally determined using discounted cash flow models, including residual proceeds and other factors that may impact the ultimate return of our investment in the long lived assets.

Goodwill and Intangible Assets

As of December 27, 2009 and December 28, 2008, we had approximately $156,849,000 and $160, 683,000, respectively, of goodwill and intangible assets on our Consolidated Balance Sheets primarily resulting from the Acquisition. We account for our goodwill and other intangible assets in accordance with ASC 350, “Intangibles-Goodwill and Other”, which provides guidance regarding the recognition and measurement of intangible assets, eliminates the amortization of certain intangibles and requires assessments for impairment of intangible assets that are not subject to amortization at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our annual evaluation, performed as of year-end or on an interim basis if circumstances warrant, requires the use of estimates about the future cash flows of each of our reporting units and non-amortizing intangibles to determine their estimated fair values. Fair values of the goodwill reporting units are calculated using discounted future cash flows and market-based comparative values.  We estimate the fair values of our non-amortizing intangible assets, principally tradenames, using a relief from royalty cash flow method. Changes in forecasted operations and changes in discount rates can materially affect these estimates. However, once an impairment of goodwill or intangible assets has been recorded, it cannot be reversed.

In 2009, the Company recorded a non-cash charge of $1,496,000 to dispose of a customer relationship intangible asset resulting from the termination of a customer contract at Foxtail.  As of December 27, 2009, we conducted our annual impairment test of goodwill and non-amortizing intangible assets and determined that no additional impairment charge was required.  Due to the decrease in the Company’s operating results during 2008 compared to 2007 and the decline in general economic conditions impacting the restaurant industry, management conducted an interim goodwill and non-amortizing intangible assets impairment evaluation during the quarter ended October 5, 2008. Because the carrying values of the reporting units in both the franchise and Foxtail reporting units exceeded their respective estimated fair values, the Company completed step two of the goodwill test and concluded that the goodwill of both reporting units was fully impaired as of October 5, 2008.  Accordingly, the Company recorded a non-cash goodwill impairment charge of $20,202,000 in the quarter ended October 5, 2008, which represents the cumulative impairments of goodwill recorded by the Company.  See Note 7 of the Notes to our Consolidated Financial Statements included in this Form 10-K.

Deferred Income Taxes and Income Tax Uncertainties

We record income tax liabilities utilizing known obligations and estimates of potential obligations.  A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carry forwards.  We record a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized.  In evaluating the need for a valuation allowance, we must make judgments and estimates related to future taxable income and feasible tax planning strategies and consider existing facts and circumstances.  When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the assets’ recorded amount is adjusted and the income statement is either credited or charged, respectively, in the period during which the determination is made.  We believe that the valuation allowance recorded at December 27, 2009 is adequate for the circumstances.  However, subsequent changes in facts and circumstances that affect our judgments or estimates in determining the proper deferred tax assets or liabilities could materially affect the recorded balances.

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

Insurance Reserves

We are self-insured up to certain limits for costs associated with workers’ compensation claims, general liability claims, property claims and benefits paid under employee health care programs. At December 27, 2009 and December 28, 2008, we had total self-insurance accruals reflected in our Consolidated Balance Sheets of approximately $9,697,000 and $8,803,000, respectively. The measurement of these costs required the consideration of historical loss experience and judgments about the present and expected levels of cost per claim. We account for the workers’ compensation costs primarily through actuarial methods, which develop estimates of the discounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet dates. We account for benefits paid under employee health care programs using historical claims information as the basis for estimating expenses incurred as of the balance sheet dates. We believe the use of these methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. However, the use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved and the length of time until the ultimate cost is known. We believe that our recorded obligations for these expenses are consistently measured on an appropriate basis. Nevertheless, changes in health care costs, accident frequency and severity and other factors, including discount rates, can materially affect estimates for these liabilities.

Subsequent Event.  On March 15, 2010, Pete M. Pascuzzi tendered his resignation as the Executive Vice President and Chief Operating Officer of Perkins & Marie Callender’s Inc., effective as of March 28, 2010.

 Results of Operations.

Financial Statement Presentation

The accompanying audited Consolidated Financial Statements include the financial results of the Company for fiscal years 2009, 2008 and 2007.  Intercompany transactions have been eliminated in consolidation.

Our financial reporting is based on thirteen four-week periods ending on the last Sunday in December. Fifty-two weeks of operations are included in fiscal years 2009, 2008 and 2007.

Seasonality

Sales fluctuate seasonally, and the Company’s fiscal quarters do not all have the same time duration.  Specifically, the first quarter has an extra four weeks compared to the other quarters of the fiscal year.  Historically, our average weekly sales are highest in the fourth quarter (approximately October through December), resulting primarily from holiday pie sales at both Perkins and Marie Callender’s restaurants and Thanksgiving feast sales at Marie Callender’s restaurants.  Therefore, the quarterly results are not necessarily indicative of results that may be achieved for the full fiscal year.  Factors influencing relative sales variability, in addition to the holiday impact noted above, include, but are not limited to, the frequency and popularity of advertising and promotions, the relative sales levels of new and closed locations, other holidays and weather.

Overview

Our revenues are derived primarily from restaurant operations, franchise royalties and the sale of bakery products produced by Foxtail. Sales from Foxtail to Company-operated restaurants are eliminated in the accompanying Consolidated Statements of Operations. Segment revenues as a percentage of total revenues were as follows:

	Percentage of Total Revenues
	Year Ended	Year Ended	Year Ended
	December 27, 2009	December 28, 2008	December 30, 2007

Restaurant operations	87.7%	86.5%	86.9%
Franchise operations	4.2%	4.1%	4.4%
Foxtail	7.0%	8.5%	7.8%
Other	1.1%	0.9%	0.9%
Total revenues	100.0%	100.0%	100.0%

The following table reflects certain data for the year ended December 27, 2009 compared to the preceding two fiscal years. This information is derived from the accompanying Consolidated Statements of Operations.  Data from the Company’s segments – restaurant operations, franchise operations, Foxtail and other is included for comparison.  The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable revenue amount (food cost as a percentage of food sales; labor and benefits and operating expenses as a percentage of total revenues in the restaurant operations and franchise operations segments and as a percentage of food sales in the Foxtail segment).  The food cost ratio in the consolidated results reflects the elimination of intersegment food cost of $21,052,000, $20,088,000 and $19,826,000 in 2009, 2008 and 2007, respectively.

	Consolidated Results			Restaurant Operations			Franchise Operations
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Food sales	$528,815	572,550	576,816	470,346	503,242	510,863	-	-	-
Franchise and other revenue	28,305	29,508	30,896	-	-	-	22,532	24,141	25,982
Intersegment revenue	(21,052)	(20,088)	(19,826)	-	-	-	-	-	-
Total revenues	536,068	581,970	587,886	470,346	503,242	510,863	22,532	24,141	25,982

Food cost	26.0%	29.2%	28.5%	25.4%	26.9%	27.1%	n/a	n/a	n/a
Labor and benefits	33.1%	32.4%	32.2%	36.1%	35.5%	35.3%	n/a	n/a	n/a
Operating expenses	27.2%	26.2%	25.4%	29.3%	28.3%	27.6%	8.3%	8.3%	8.5%

Segment (loss) profit	$(36,219)	(52,953)	(16,335)	24,551	26,806	32,459	20,665	3,603	23,774

	Foxtail (a)			Other (b)
	2009	2008	2007	2009	2008	2007

Food sales	$58,469	69,308	65,953	-	-	-
Franchise and other revenue	-	-	-	5,773	5,367	4,914
Intersegment revenue	(21,052)	(20,088)	(19,826)	-	-	-
Total revenues	37,417	49,220	46,127	5,773	5,367	4,914

Food cost	56.8%	65.9%	60.9%	n/a	n/a	n/a
Labor and benefits	12.6%	13.5%	13.1%	n/a	n/a	n/a
Operating expenses	10.5%	11.0%	9.7%	n/a	n/a	n/a

Segment (loss) profit	$4,162	(4,500)	3,687	(85,597)	(78,862)	(76,255)

(a)
The percentages for food cost, labor and benefits, and operating expenses, as presented above, represent manufacturing costs at Foxtail. Foxtail’s selling, general and administrative expenses are included in general and administrative expenses in the Consolidated Statements of Operations and in the Foxtail segment profit or loss presented above.

(b)
Licensing revenue of $5,505,000, $5,125,000 and $4,564,000 for fiscal 2009, 2008 and 2007, respectively, is included in the other segment revenues. The other segment loss includes corporate general and administrative expenses, interest expense and other non-operational expenses. For details of the other segment loss, see Note 16, “Segment Reporting” in the Notes to Consolidated Financial Statements.

Year Ended December 27, 2009 Compared to the Year Ended December 28, 2008

Segment Overview

Restaurant Operations Segment

The operating results of the restaurant segment were impacted mainly by the following factors: general economic conditions, competition, our comparable store sales, which are driven by our comparable customer counts and our guest check average, restaurant openings and closings, commodity prices, energy prices, our ability to manage operating expenses, such as food cost, labor and benefits, weather and governmental regulation.

Perkins comparable restaurant sales decreased by 6.6% and Marie Callender’s comparable restaurant sales decreased by 6.4% in 2009 as compared to 2008. The decrease in comparable sales resulted primarily from a decrease in comparable guest counts due to macro-economic conditions. Total restaurant segment revenues decreased approximately $32,896,000 in 2009, due primarily to the decrease in comparable restaurant sales.  During 2009, the Company closed one Perkins restaurant and purchased one Marie Callender’s restaurant from a franchisee.

Restaurant segment profit decreased approximately $2,255,000 in 2009 compared to a year ago. The decrease was primarily due to the decrease in comparable sales, partially offset by lower food cost.

Franchise Operations Segment

The operating results of the franchise segment were mainly impacted by the same factors as those impacting the Company’s restaurant segment, excluding the operating cost factors since franchise segment income is earned primarily through royalty income.

Franchise revenues decreased approximately $1,609,000 in 2009 compared to a year ago.  During 2009, royalty revenue decreased by $1,537,000 due principally to a decline in comparable customer counts resulting from macro-economic conditions and by $72,000 due to lower franchise fees and renewal fees resulting from a smaller number of new franchises and the non-renewal by some of our existing franchises.

Franchise segment profit increased by $17,062,000 in 2009 compared to 2008 due primarily to a non-cash goodwill impairment charge of $18,538,000 in 2008.  Excluding the impairment charge, franchise segment profit decreased by $1,476,000 due primarily to the decrease in royalty revenue.  See Note 7 of the Notes to our Consolidated Financial Statements included in this Form 10-K for a discussion of goodwill impairment charges.

During 2009, franchisees opened one Perkins restaurant, closed four Perkins restaurants, sold one Marie Callender’s restaurant to the Company and closed two Marie Callender’s restaurants.

Foxtail Segment

The operating results of Foxtail were impacted mainly by the following factors: orders from our external customer base, general economic conditions, labor and employee benefit expenses, production efficiency, commodity prices, energy prices, Perkins and Marie Callender’s restaurant openings and closings, governmental regulation and food safety requirements.

Foxtail’s revenues, net of intercompany sales, decreased approximately $11,803,000 compared to the prior year. The decrease was primarily due to a decrease in sales to external customers resulting primarily from macro-economic conditions.  The segment profit of approximately $4,162,000 in 2009 represented an increase of approximately $8,662,000 as compared to the segment loss of $4,500,000 in the prior year.  The increase was primarily due to a non-cash goodwill impairment charge of $1,664,000 in the third quarter of 2008 and lower commodity and marketing costs in fiscal 2009.

Revenues

Consolidated total revenues decreased approximately $45,902,000 in 2009 compared to 2008.  The decrease was due primarily to a decrease of $32,896,000 in restaurant segment sales, a decrease of $1,609,000 in the franchise segment revenues and a decrease of $11,803,000 in the Foxtail segment sales.  These decreases were partially offset by an increase in licensing and other revenues of $406,000 in the other segment.  Total revenues of approximately $536,068,000 in 2009 were 7.9% lower than total revenues of approximately $581,970,000 in 2008.

Restaurant segment sales of $470,346,000 and $503,242,000 in 2009 and 2008, respectively, accounted for 87.7% and 86.5% of total revenues, respectively. Due to the decline in total revenues, total restaurant segment sales increased as a percentage of total revenues, despite an overall 6.5% decrease in comparable sales at Company-operated Perkins and Marie Callender’s restaurants.

Franchise segment revenues of $22,532,000 and $24,141,000 in 2009 and 2008, respectively, accounted for 4.2% and 4.1% of total revenues, respectively. During 2009, royalty revenue decreased $1,537,000 due principally to a decline in comparable customer counts and by $72,000 due to lower franchise fees and renewal fees.

Foxtail revenues of $37,417,000 and $49,220,000 in 2009 and 2008, respectively, accounted for 7.0% and 8.5% of total revenues respectively. The decrease of $11,803,000 was primarily due to a decline in sales to external customers due to macro-economic conditions, with an approximate $2,114,000 decrease in sales to one particular customer.

Costs and Expenses

Food Cost

Consolidated food cost was 26.0% and 29.2% of food sales in 2009 and 2008, respectively. Restaurant segment food cost was 25.4% and 26.9% of food sales in 2009 and 2008, respectively, while food cost in the Foxtail segment was 56.8% and 65.9% of food sales in 2009 and 2008, respectively. The decrease in the restaurant segment is primarily due to lower commodity costs, particularly costs of red meat, produce, dairy products and eggs. The decrease of 9.1 percentage points in the Foxtail segment is primarily due to lower commodity costs, particularly fruit and eggs, increases in selling prices over all major product lines during the second half of 2008 and improved pie manufacturing efficiencies.

Labor and Benefits Expenses

Consolidated labor and benefits expenses were 33.1% and 32.4% of total revenues in 2009 and 2008, respectively. The labor and benefits ratio increased by 0.6% in the restaurant segment due to a greater impact from fixed store management costs and higher employee insurance costs, while the Foxtail segment labor and benefits expense decreased from 13.5% in 2008 to 12.6% in 2009. The decrease of 0.9 percentage points in the Foxtail segment is due primarily to a decrease in production labor, which was driven by an improvement in production efficiencies despite the lower production volumes.

Operating Expenses

Total operating expenses of $145,630,000 in 2009 decreased by $6,630,000 as compared to 2008. The most significant components of operating expenses were rent, utilities and advertising expenses. Total operating expenses, as a percentage of total sales, were 27.2% and 26.2% in 2009 and 2008, respectively. Approximately 94.5% and 93.7% of total operating expenses in 2009 and 2008, respectively, were incurred in the restaurant segment, and restaurant segment operating expenses, as a percentage of restaurant sales, were 29.3% and 28.3% in 2009 and 2008, respectively.  The 1.0 percentage point increase in operating expenses as a percentage of revenues in the restaurant segment resulted primarily from the decline in revenues. Operating expenses in the Foxtail segment, as a percentage of segment food sales, decreased 0.5% or $1,509,000 due primarily to lower repairs and maintenance, energy, transportation and warehouse costs.

General and Administrative Expenses

The most significant components of general and administrative (“G&A”) expenses were corporate labor and benefits, occupancy costs and legal fees. Consolidated G&A expenses represented 8.6% and 8.2% of sales in 2009 and 2008, respectively. The percentage increase resulted from the decrease in total revenues, as overall G&A expenses declined by $1,676,000 due primarily to lower marketing program costs and allowances at Foxtail.

Depreciation and Amortization

Depreciation and amortization expense was $24,041,000 and $24,699,000 in 2009 and 2008, respectively.

Interest, net

Interest, net was $44,120,000 or 8.2% of revenues in 2009 compared to $36,689,000 or 6.3% of revenues in 2008. This increase was primarily due to an increase in the average effective interest rate to 11.6% from 10.1% and an approximate $14,100,000 increase in the average debt outstanding during 2009 as compared to 2008.

Asset Impairments and Closed Store Expenses

Asset impairments and closed store expenses consist primarily of the write-down to fair value for impaired stores and adjustments to the reserve for closed stores. During 2009 and 2008, we recorded expenses of $5,997,000 and $1,797,000, respectively, for asset impairment and store closures.

Goodwill Impairment

Due to the decrease in the Company’s operating results during 2008 compared to 2007 and the decline in general economic conditions impacting the restaurant industry, management conducted an interim goodwill impairment evaluation during the quarter ended October 5, 2008. Fair values of the reporting units were calculated using discounted future cash flows and market-based comparative values.  Because the carrying values of the reporting units for both the franchise and Foxtail reporting units exceeded their respective estimated fair values, the Company completed step two of the goodwill test and concluded that the goodwill of those reporting units was impaired as of October 5, 2008. Accordingly, in the quarter ended October 5, 2008, the Company recorded a non-cash goodwill impairment charge of $20,202,000, of which $18,538,000 was charged to the franchise segment and $1,664,000 was charged to the Foxtail segment.  No impairment charge was required for the goodwill associated with the restaurant reporting unit or the Company’s non-amortizing intangibles.  In 2009, the Company recorded a non-cash charge of $1,496,000 to dispose of a customer relationship intangible asset resulting from the termination of a customer contract at Foxtail.   As of December 27, 2009, we conducted our annual impairment test of goodwill and non-amortizing intangible assets and determined that no additional impairment charge was required.

Loss on Extinguishment of Debt

In connection with the September 2008 refinancing transaction (see “Capital Resources and Liquidity” below), we terminated our pre-existing credit agreement and consequently incurred a $2,952,000 loss due to the write-off of deferred financing costs related to that agreement.

Taxes

The effective federal and state income tax rates were (0.5)% and 3.2% in 2009 and 2008, respectively. Our rates differ from the statutory rate primarily due to a valuation allowance against deferred tax deductions, losses and credits.  The effective income tax rate for 2009 primarily reflects state tax expense related to gross receipts taxes and the net benefit and interest on prior year, settled and expired uncertain tax positions.

Year Ended December 28, 2008 Compared to the Year Ended December 30, 2007

Segment Overview

Restaurant Operations Segment

Perkins comparable restaurant sales decreased by 2.8% and Marie Callender’s comparable restaurant sales decreased by 6.5% in 2008 as compared to 2007. The decrease in comparable sales resulted primarily from a decrease in comparable guest counts due to macro-economic conditions. Total restaurant segment revenues decreased approximately $7,621,000 in 2008, also due primarily to the decrease in comparable guest counts resulting from macroeconomic conditions.  During 2008, the Company opened two Perkins restaurants and closed one Marie Callender’s restaurant.

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

Franchise segment profit decreased by $20,171,000 in 2008 compared to 2007 due primarily to a non-cash goodwill impairment charge of $18,538,000.  Excluding the impairment charge, franchise segment profit decreased by $1,633,000 due primarily to the decrease in royalty revenue.  See Note 7 of the Notes to our Consolidated Financial Statements contained herein.

During 2008, franchisees opened two Perkins restaurants, closed eight Perkins restaurants, opened one Marie Callender’s restaurant and closed three Marie Callender’s restaurants.

Foxtail Segment

Foxtail’s revenues, net of intercompany sales, increased approximately $3,093,000 compared to the prior year. The increase was primarily due to increases in selling prices over all major product lines partially offset by decreases in sales volumes resulting primarily from macro-economic conditions.  The segment loss of approximately $4,500,000 in 2008 represented a decline of approximately $8,187,000 as compared to the segment income of $3,687,000 in the prior year.  The decline was primarily due to increased raw materials costs, primarily the result of increases in commodity prices, a non-cash goodwill impairment charge of $1,664,000 in the third quarter of 2008, a decrease in contribution margin attributable to an approximate 5.5% decrease in sales volume, in addition to increases of approximately $1,250,000 in outside services and $800,000 in marketing programs and allowances.

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

Costs and Expenses

Food Cost

Consolidated food cost was 29.2% and 28.5% of food sales in 2008 and 2007, respectively. Restaurant segment food cost was 26.9% and 27.1% of food sales in 2008 and 2007, respectively, while food cost in the Foxtail segment was 65.9% and 60.9% of food sales in 2008 and 2007, respectively. This increase of 5.0 percentage points in the Foxtail segment is primarily due to higher commodity costs, particularly dairy and flour prices.

Labor and Benefits Expenses

Consolidated labor and benefits expenses were 32.4% and 32.2% of total revenues in 2008 and 2007, respectively. The labor and benefits ratio increased by 0.2 percentage points in the restaurant segment, while the Foxtail segment labor and benefits expense increased from 13.1% in 2007 to 13.5% in 2008. The increase in labor and benefits as a percentage of revenues in the restaurant segment is primarily due to higher restaurant manager compensation.  The increase of 0.4 percentage points in the Foxtail segment is due primarily to an increase in contract production labor as well as higher administrative and maintenance compensation.

Operating Expenses

Total operating expenses of $152,260,000 in 2008 increased by $2,823,000 as compared to 2007. The most significant components of operating expenses were rent, utilities, advertising, restaurant supplies, repair and maintenance and property taxes. Total operating expenses, as a percentage of total sales, were 26.2% and 25.4% in 2008 and 2007, respectively. Approximately 93.7% and 94.2% of total operating expenses in 2008 and 2007, respectively, were incurred in the restaurant segment, and restaurant segment operating expenses, as a percentage of restaurant sales, were 28.3% and 27.6% in 2008 and 2007, respectively.  The increase of 0.7 percentage points in operating expenses as a percentage of revenues in the restaurant segment resulted primarily from the decline in revenues and increases in utilities costs and marketing expenses, which were partially offset by a decrease in pre-opening expenses for new stores. Operating expenses in the Foxtail segment, as a percentage of segment food sales, increased 1.3 percentage points or $1,232,000 due primarily to higher custodial services.

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

Transaction Costs

The Company has classified certain expenses incurred in fiscal 2007 and 2006 as transaction costs on its Consolidated Statements of Operations.  Transaction costs include expenses directly attributable to the Acquisition in September 2005 and the Combination and certain non-recurring expenses incurred as a result of the Acquisition and the Combination.  There were no transaction costs for 2008. Transaction costs were $1,013,000 for 2007. The direct expenses consisted of administrative, consultative and legal expenses.

Depreciation and Amortization

Depreciation and amortization expense was $24,699,000 and $24,822,000 in 2008 and 2007, respectively.

Interest, net

Interest, net was $36,689,000 or 6.3% of revenues in 2008 compared to $31,180,000 or 5.3% of revenues in 2007. This increase was primarily due to an increase in the average effective interest rate to 10.1% from 8.7% and an approximate $13,700,000 increase in the average debt outstanding during 2008 as compared to 2007.

Asset Impairments and Closed Store Expenses

Asset impairments and closed store expenses consist primarily of the write-down to fair value for impaired stores and adjustments to the reserve for closed stores. During 2008 and 2007, we recorded expenses of $1,797,000 and $2,463,000, respectively for asset impairment and store closures.

Goodwill Impairment

At December 30, 2007, the Company had $30,038,000 of goodwill, of which $9,836,000 was attributable to restaurant operations, $18,538,000 was attributable to franchise operations and $1,664,000 was attributable to the Foxtail segment. The goodwill originated from the acquisition of the Company in September 2005. Due to the decrease in the Company’s operating results during 2008 compared to 2007 and the decline in general economic conditions impacting the restaurant industry, management conducted an interim goodwill impairment evaluation during the quarter ended October 5, 2008. Fair values of the reporting units were calculated using discounted future cash flows and market-based comparative values.  Because the carrying values of the reporting units for both the franchise and Foxtail reporting units exceeded their respective estimated fair values, the Company completed step two of the goodwill test and concluded that the goodwill of those reporting units was impaired as of October 5, 2008. Accordingly, in the quarter ended October 5, 2008, the Company recorded a non-cash goodwill impairment charge of $20,202,000, of which $18,538,000 was charged to the franchise segment and $1,664,000 was charged to the Foxtail segment.  No impairment charge was required for the goodwill associated with the restaurant reporting unit or the Company’s non-amortizing intangibles.  As of December 28, 2008, we conducted our annual impairment test of goodwill and non-amortizing intangible assets and determined that no additional impairment charge was required.

Loss on Extinguishment of Debt

In connection with the September 2008 refinancing transaction (see “Capital Resources and Liquidity” below), we terminated our pre-existing credit agreement and consequently incurred a $2,952,000 loss due to the write-off of deferred financing costs related to that agreement.

Taxes

The effective federal and state income tax rates were 3.2% and (10.5)% in 2008 and 2007, respectively. Our rates differ from the statutory rate primarily due to a valuation allowance against deferred tax deductions, losses and credits.  The effective income tax rate for 2008 reflects current and deferred tax benefit of losses and credits and the net benefit and interest on settled and expired uncertain tax positions.  The write-down of goodwill was not a tax-deductible item and consequently reduced the Company’s effective income tax rate by (12.6)%.

CAPITAL RESOURCES AND LIQUIDITY

On September 24, 2008, we issued $132,000,000 of 14% senior secured notes (the "Secured Notes") and entered into a $26,000,000 revolving credit facility (the “Revolver”) in connection with the refinancing of our then existing $100,000,000 term loan and $40,000,000 revolver.  In connection with this transaction, we recognized a loss of $2,952,000, representing the write-off of previously deferred financing costs related to the terminated credit agreements.

Secured Notes

The Secured Notes were issued at a discount of $7,537,200, which is being accreted using the interest method over the term of the Secured Notes.  The Secured Notes mature on May 31, 2013, and interest is payable semi-annually on May 31 and November 30 of each year.

The Secured Notes are fully and unconditionally guaranteed (the "Secured Notes Guarantees") on a senior secured basis by the Company's parent, Perkins & Marie Callender's Holding Inc., and each of the Company's existing and future domestic wholly-owned subsidiaries (the “Secured Notes Guarantors”).  The Secured Notes and the Secured Notes Guarantees are the Company’s and the Secured Notes Guarantors’ senior secured obligations and rank equal in right of payment to all of the Company’s and the Senior Notes Guarantors’ existing and future senior indebtedness.  The Secured Notes and the Secured Notes Guarantees are secured by a lien on substantially all of the Company’s and the Secured Notes Guarantors’ existing and future assets, subject to certain exceptions.  Pursuant to the terms of an intercreditor agreement, the foregoing liens are contractually subordinated to the liens that secure the Revolver.

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

10% Senior Notes

In September 2005, the Company issued $190,000,000 of unsecured 10% Senior Notes (the “10% Senior Notes”). The 10% Senior Notes were issued at a discount of $2,570,700, which is being accreted using the interest method over the term of the 10% Senior Notes. The 10% Senior Notes mature on October 1, 2013, and interest is payable semi-annually on April 1 and October 1 of each year. All consolidated subsidiaries of the Company that are 100% owned provide joint and several, full and unconditional guarantee of the 10% Senior Notes. There are no significant restrictions on the Company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or a loan. Additionally, there are no significant restrictions on a guarantor subsidiary’s ability to obtain funds from the Company or its direct or indirect subsidiaries.

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

The Secured Notes Indenture and the indenture pertaining to the 10% Senior Notes (“the Senior Note Indenture”) contain various customary events of default, including, without limitation:  (i) nonpayment of principal or interest; (ii) cross-defaults with certain other indebtedness; (iii) certain bankruptcy related events; (iv) invalidity of guarantees; (v) monetary judgment defaults; and (vi) certain change of control events.  In addition, any impairment of the security interest in the Secured Notes collateral shall constitute an event of default under the Secured Notes Indenture.

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

Amounts outstanding under the Revolver bear interest, at the Company’s option, at a rate per annum equal to either: (i) the base rate, as defined in the Revolver, plus an applicable margin or (ii) a LIBOR-based equivalent, plus an applicable margin.  For the foreseeable future, margins are expected to be 325 basis points for base rate loans and 425 basis points for LIBOR loans.  As of December 27, 2009, the average interest rate on aggregate borrowings under the Revolver was 8.25%, and the Revolver permitted additional borrowings of approximately $4,605,000 (after giving effect to $11,171,000 in borrowings and $10,224,000 in letters of credit outstanding).  The letters of credit are primarily utilized in conjunction with our workers’ compensation programs.

The Company is required to make mandatory prepayments under the Revolver with, subject to certain exceptions (as defined in the Revolver): (i) the net cash proceeds from certain asset sales or dispositions; (ii) the net cash proceeds of any debt issued by the Company or its subsidiaries; (iii) 50% of the net cash proceeds of any equity issuance by the Company, its parent or its subsidiaries; and (iv) the extraordinary receipts received by the Company or its subsidiaries, consisting of proceeds of judgments or settlements, certain indemnity payments and purchase price adjustments received in connection with any purchase agreement.  Any of the foregoing mandatory prepayments will result in a corresponding permanent reduction in the maximum Revolver amount.

The Revolver contains various affirmative and negative covenants, including, but not limited to a financial covenant to maintain at least $30,000,000 of trailing 13-period EBITDA, as defined in the Revolver, and a covenant that limits the Company’s capital expenditures.

The average interest rate on aggregate borrowings of the Company’s long-term debt during fiscal 2009 was 11.6% compared to 10.1% during fiscal 2008.

Our debt agreements place restrictions on the Company’s ability and the ability of its subsidiaries to (i) incur additional indebtedness or issue certain preferred stock; (ii) repay certain indebtedness prior to stated maturities; (iii) pay dividends or make other distributions on, redeem or repurchase capital stock or subordinated indebtedness; (iv) make certain investments or other restricted payments; (v) enter into transactions with affiliates; (vi) issue stock of subsidiaries; (vii) transfer, sell or consummate a merger or consolidation of all, or substantially all, of the Company's assets; (viii) change its line of business; (ix) incur dividend or other payment restrictions with regard to restricted subsidiaries; (x) create or incur liens on assets to secure debt; (xi) dispose of assets; (xii) restrict distributions from subsidiaries; (xiii) make certain acquisitions; (xiv) make capital expenditures; or (xv) amend the terms of the Company's outstanding notes.  As of December 27, 2009, we were in compliance with the financial covenants contained in our debt agreements.

Working Capital and Cash Flows

At December 27, 2009, we had a negative working capital balance of $17,643,000. Like many other restaurant companies, the Company is able to, and does more often than not, operate with negative working capital. We are able to operate with a substantial working capital deficit because (1) restaurant revenues are received primarily on a cash or near-cash basis with a low level of accounts receivable, (2) rapid turnover results in a limited investment in inventories and (3) accounts payable for food and beverages usually become due after the receipt of cash from the related sales.

We have experienced a decline in comparable restaurant sales and declining profits in our restaurants in both 2009 and 2008.  The ongoing turmoil in the economy has adversely affected our guest counts and, in turn, our operating results and cash generated by operations.  The Company expects to incur a net loss in 2010.  In order to improve the cash flows in our business, we continue to rollout a new breakfast program at our Marie Callender’s restaurants, improved systems to more effectively manage our food and labor costs, upgraded our management staff and certain equipment in our Foxtail division to drive higher operating efficiencies, reduced overall planned capital expenditures for 2010, and we continually review general and administrative expenditures.  Management expects these initiatives together with the Company’s cash provided by operations and borrowing capacity to provide sufficient liquidity through 2010.  However, there can be no assurance as to whether these or other actions will enable us to generate sufficient cash flow to fund our operations and service our debt.

The following table sets forth summary cash flow data for the years ended December 27, 2009, December 28, 2008 and December 30, 2007 (in thousands):
	Year Ended	Year Ended	Year Ended
	December 27, 2009	December 28, 2008	December 30, 2007
Cash flows provided by (used in) operating activities	$621	(9,489)	15,479
Cash flows used in investing activities	(8,239)	(17,649)	(31,526)
Cash flows provided by financing activities	7,293	12,719	26,010

Operating activities

Cash provided by operating activities increased by $10,110,000 for 2009 compared to 2008. Cash used in operating activities increased by $24,968,000 for 2008 compared to 2007.  The increase in cash provided in 2009 compared to 2008 was primarily due to lower accounts receivable and inventory, partially offset by lower accounts payable, all consistent with 2009’s lower sales volumes.  The increase in cash used in 2008 compared to 2007 was primarily due to lower earnings, net of non-cash charges, and cash uses resulting from higher accounts receivable and lower accounts payable balances.

Investing activities

Cash flows used in investing activities were $8,239,000, $17,649,000 and $31,526,000 for 2009, 2008 and 2007, respectively. Substantially all cash flows used in investing activities were used for capital expenditures.

Capital expenditures consisted primarily of restaurant improvements, manufacturing plant improvements, restaurant remodels, and equipment packages for new restaurants. The following table summarizes capital expenditures for each of the past three years (in thousands):

	Year Ended	Year Ended	Year Ended
	December 27, 2009	December 28, 2008	December 30, 2007
New restaurants (including restaurants acquired from franchisees)	$155	2,302	15,255
Restaurant improvements	5,876	6,650	8,675
Restaurant remodeling and reimaging	1,421	3,165	4,920
Manufacturing plant improvements	727	4,710	1,476
Other	554	1,509	1,221
Total capital expenditures	$8,733	18,336	31,547

Our capital expenditure forecast for 2010 is approximately $4,200,000 and does not include plans to open any new Company-operated Perkins or Marie Callender’s restaurants. The principal source of funding for 2010’s capital expenditures is expected to be cash provided by operations.

Financing activities

Cash flows provided by financing activities were $7,293,000, $12,719,000 and $26,010,000 for 2009, 2008 and 2007, respectively.  The financing cash flows in 2009 primarily included net proceeds of $7,987,000 from the Revolver.  In September 2008, we refinanced our pre-existing bank debt utilizing proceeds of $124,463,000 from the Secured Notes, $4,804,000 from the Revolver and a $12,500,000 capital contribution from our sole shareholder to repay $127,500,000 of outstanding debt under the terminated credit agreement.  The remaining proceeds were used to pay fees and interest related to the pre-existing debt and debt financing costs.  The decrease in net borrowings in 2008 results from the high cash balances in place at the beginning of 2008 and the decrease in 2008 capital expenditures.  During 2007, the primary cash flows included $20,000,000 of net receipts from our then-existing credit agreement and $6,107,000 received from various landlords as reimbursements for building and leasehold improvements at new store locations.

Impact of Inflation.  We do not believe that our operations are affected by inflation to a greater extent than other companies within the restaurant industry. Certain significant items that are historically subject to price fluctuations are beef, pork, poultry, dairy products, wheat products, corn products and coffee.  In most cases, we historically have been able to pass through a substantial portion of the increased commodity costs by adjusting menu pricing.

Cash Contractual Obligations and Off-Balance Sheet Arrangements.

Cash Contractual Obligations

The following table represents our contractual commitments associated with our debt and other obligations as of December 27, 2009 (in thousands):

	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Thereafter	Total
Contractual Obligations (1)
10% Senior Notes	—	—	—	190,000	—	—	190,000
Secured Notes	—	—	—	132,000	—	—	132,000
Revolver	—	—	—	11,171	—	—	11,171
Capital lease obligations	1,581	1,406	1,374	1,381	1,403	16,178	23,323
Operating leases	36,631	34,266	32,578	29,919	27,308	229,667	390,369
Interest on indebtedness (2)	38,148	38,148	38,148	23,601	—	—	138,045
Purchase commitments (3)	47,546	1,581	730	449	449	898	51,653
Management fee (4)	—	—	—	22,524	—	—	22,524
Total contractual obligations	$123,906	75,401	72,830	411,045	29,160	246,743	959,085
____________

(1)
In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits with respect to which, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities. (See Note 10 of the Notes to our Consolidated Financial Statements).

(2)
Represents interest expense using the interest rate of 10.0% on the $190,000,000 of 10% Senior Notes, 14.0% on the $132,000,000 of Secured Notes and 8.25% on the outstanding balance of $11,171,000 under the Revolver at December 27, 2009. Interest obligations exclude interest on capital lease obligations and fees on any letters of credit that may be issued under our new credit agreement.

(3)	Primarily represents commitments to purchase food products for the restaurant and manufacturing segments.

(4)
The Company is obligated for management fees due to Castle Harlan; however, as long as the Company’s current debt agreements are in place, the Company is limited as to the amount that can be paid each year.  As of December 27, 2009, $10,383,000 of past due management fees were accrued in other liabilities and fees will continue to accrue quarterly at an annual rate of 3% of equity contributed by Castle Harlan and affiliates.

As of December 27, 2009, there were borrowings of $11,171,000 and approximately $10,224,000 of letters of credit outstanding under the Revolver. These letters of credit are primarily utilized in conjunction with our workers’ compensation program.

Additionally, the Company has arrangements with several different parties to whom territorial rights were granted in exchange for specified payments. The Company makes specified payments to those parties based on a percentage of gross sales from certain Perkins restaurants and for new Perkins restaurants opened within those geographic regions. During the year ended December 27, 2009, we paid an aggregate of approximately $2,592,000 under such arrangements. Three such agreements are currently in effect. Of these, one expires in the year 2075, one expires upon the death of the beneficiary, and the remaining agreement remains in effect as long as we operate Perkins restaurants in certain states.

Off-Balance Sheet Arrangements

As of December 27, 2009, the Company had no off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 3 of the Notes to our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to changes in interest rates, foreign currency exchange rates and certain commodity prices.

Interest Rate Risk

Our primary market risk is interest rate exposure with respect to our floating rate debt. As of December 27, 2009, the Revolver permitted borrowings of up to approximately $4,605,000 (after giving effect to $11,171,000 in borrowings and $10,224,000 in letters of credit outstanding). Borrowings under the Revolver are subject to variable interest rates. For the twelve months ended December 27, 2009, a 100 basis point change in interest rates (assuming $26,000,000 was outstanding under the Revolver) would have impacted us by approximately $260,000.  In the future, we may decide to employ a hedging strategy through derivative financial instruments to reduce the impact of adverse changes in interest rates. We do not plan to hold or issue derivative instruments for trading purposes.

Foreign Currency Exchange Rate Risk

We conduct foreign operations in Canada and Mexico. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated and other comprehensive income (loss). As of December 27, 2009, we do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates to be material.  We do not use derivative financial instruments to reduce our net exposure to currency fluctuations.

Commodity Price Risk

Many of the food products and other operating essentials purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, changes in global demand, production problems, delivery difficulties and other factors that are beyond our control. Our supplies and raw materials are available from several sources, and we are not dependent upon any single source for these items. If any existing suppliers fail or are unable to deliver in quantities required by us, we believe that there are sufficient other quality suppliers in the marketplace such that our sources of supply can be replaced as necessary. At times, we enter into purchase contracts of one year or less or purchase bulk quantities for future use of certain items in order to control commodity-pricing risks. Certain significant items that are historically subject to price fluctuations are beef, pork, poultry, dairy products, wheat products, corn products and coffee.  In most cases, we historically have been able to pass a substantial portion of the increased commodity costs to our customers through periodic menu price adjustments.  We do not hedge against fluctuations in commodity prices.  We do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient supplies or raw materials.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Perkins & Marie Callender’s Inc.:

We have audited the accompanying consolidated balance sheets of Perkins & Marie Callender’s Inc. and subsidiaries (the “Company”) as of December 27, 2009 and December 28, 2008, and the related consolidated statements of operations, stockholder’s deficit, and cash flows for each of the three years in the period ended December 27, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Perkins & Marie Callender’s Inc. and subsidiaries as of December 27, 2009 and December 28, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, effective December 29, 2008, the Company changed its method of accounting for noncontrolling interests and retrospectively adjusted all years presented in the accompanying consolidated financial statements.

/s/Deloitte & Touche LLP

Memphis, Tennessee
March 29, 2010

PERKINS & MARIE CALLENDER’S INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands)

	Year Ended	Year Ended	Year Ended
	December 27,	December 28,	December 30,
	2009	2008	2007
REVENUES:
Food sales	$507,763	552,462	556,990
Franchise and other revenue	28,305	29,508	30,896
Total revenues	536,068	581,970	587,886
COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	131,765	161,103	158,708
Labor and benefits	177,672	188,431	189,307
Operating expenses	145,630	152,260	149,437
General and administrative	46,153	47,829	44,874
Transaction costs	-	-	1,013
Depreciation and amortization	24,041	24,699	24,822
Interest, net	44,120	36,689	31,180
Asset impairments and closed store expenses	5,997	1,797	2,463
Goodwill impairment	-	20,202	-
Loss on extinguishments of debt	-	2,952	-
Other, net	(3,460)	446	228
Total costs and expenses	571,918	636,408	602,032
Loss before income taxes	(35,850)	(54,438)	(14,146)
Benefit from (provision for) income taxes	(171)	1,769	(1,482)
Net loss	(36,021)	(52,669)	(15,628)
Less: net earnings attributable to
non-controlling interests	198	284	707
Net loss attributable to Perkins & Marie
Callender's Inc.	$(36,219)	(52,953)	(16,335)

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except in par value)

	December 27,	December 28,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,288	4,613
Restricted cash	8,110	10,140
Receivables, less allowances for doubtful accounts of $829 and $954 in 2009 and 2008, respectively	18,125	21,386
Inventories	11,062	12,300
Prepaid expenses and other current assets	1,864	2,996
Total current assets	43,449	51,435

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $156,898 and $150,056 in 2009 and 2008, respectively	75,219	93,500
INVESTMENT IN UNCONSOLIDATED PARTNERSHIP	50	48
GOODWILL	9,836	9,836
INTANGIBLE ASSETS, net of accumulated amortization of $20,179 and $19,963 in 2009 and 2008, respectively	147,013	150,847
OTHER ASSETS	16,074	17,842
TOTAL ASSETS	$291,641	323,508

LIABILITIES AND DEFICIT

CURRENT LIABILITIES:
Accounts payable	14,657	18,295
Accrued expenses	41,605	47,040
Franchise advertising contributions	4,327	5,316
Current maturities of long-term debt and capital lease obligations	503	382
Total current liabilities	61,092	71,033

LONG-TERM DEBT, less current maturities	326,042	316,534
CAPITAL LEASE OBLIGATIONS, less current maturities	11,054	13,715
DEFERRED RENT	17,092	15,343
OTHER LIABILITIES	22,277	17,741

DEFICIT:
Common stock, $.01 par value; 100,000 shares authorized;
10,820 issued and outstanding	1	1
Additional paid-in capital	150,870	149,851
Accumulated other comprehensive income (loss)	45	(4)
Accumulated deficit	(297,140)	(260,921)
Total PMCI stockholder's deficit	(146,224)	(111,073)
Noncontrolling interests	308	215
Total deficit	(145,916)	(110,858)
TOTAL LIABILITIES AND DEFICIT	$291,641	323,508

 The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Year Ended	Year Ended	Year Ended
	December 27,	December 28,	December 30,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,021)	(52,669)	(15,628)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	24,041	24,699	24,822
Asset impairments	4,476	1,292	2,237
Amortization of debt discount	1,540	647	324
Other non-cash income and expense items	(2,475)	(12)	333
Loss on disposition of assets	1,521	505	226
Goodwill impairment	-	20,202	-
Loss on extinguishment of debt	-	2,952	-
Equity in net (income) loss of unconsolidated partnership	(2)	5	82
Net changes in operating assets and liabilities	7,541	(7,110)	3,083
Total adjustments	36,642	43,180	31,107
Net cash provided by (used in) operating activities	621	(9,489)	15,479

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,733)	(18,336)	(31,547)
Proceeds from sale of assets	494	687	21
Net cash used in investing activities	(8,239)	(17,649)	(31,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	31,778	84,848	75,100
Repayment of revolving credit facilities	(23,791)	(101,664)	(55,100)
Proceeds from Secured Notes, net of $7,537 discount	-	124,463	-
Repayment of Term Loan	-	(98,750)	(750)
Repayment of capital lease obligations	(429)	(413)	(702)
Proceeds from (repayment of) other debt	(18)	(18)	82
Debt financing costs	(142)	(9,559)	-
Lessor financing of new restaurants	-	2,286	6,107
Distributions to noncontrolling interest holders	(105)	(402)	(519)
Capital contributions	-	12,500	1,792
Repurchase of equity ownership units in P&MC's Holding LLC	-	(572)	-
Net cash provided by financing activities	7,293	12,719	26,010

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(325)	(14,419)	9,963

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	4,613	19,032	9,069
Balance, end of period	$4,288	4,613	19,032

 The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT
 (In thousands)

				Accumulated
		Additional		Other	Total PMCI
	Common	Paid-in	Accumulated	Comprehensive	Stockholder's	Noncontrolling	Total
	Stock	Capital	Deficit	Income (Loss)	Deficit	Interests	Deficit

Balance, January 1, 2007	$1	136,131	(191,816)	13	(55,671)	75	(55,596)

Cumulative adjustment upon adoption of FIN 48	-	-	183	-	183	-	183

Capital contribution	-	1,792	-	-	1,792	-	1,792

Distributions to noncontrolling interest holders	-	-	-	-	-	(519)	(519)

Consolidation of previously unconsolidated limited partnership	-	-	-	-	-	70	70

Net (loss) earnings	-	-	(16,335)	-	(16,335)	707	(15,628)
Currency translation adjustment	-	-	-	73	73	-	73
Total comprehensive loss							(15,555)
Balance, December 30, 2007	1	137,923	(207,968)	86	(69,958)	333	(69,625)

Capital contribution	-	12,500	-	-	12,500	-	12,500

Distribution of equity ownership units in P&MC's Holding LLC	-	(572)	-	-	(572)	-	(572)

Distributions to noncontrolling interest holders	-	-	-	-	-	(402)	(402)

Net (loss) earnings	-	-	(52,953)	-	(52,953)	284	(52,669)
Currency translation adjustment	-	-	-	(90)	(90)	-	(90)
Total comprehensive loss							(52,759)
Balance, December 28, 2008	1	149,851	(260,921)	(4)	(111,073)	215	(110,858)

Lease termination by related party (non-cash)	-	1,019	-	-	1,019	-	1,019

Distributions to noncontrolling interest holders	-	-	-	-	-	(105)	(105)

Net (loss) earnings	-	-	(36,219)	-	(36,219)	198	(36,021)
Currency translation adjustment	-	-	-	49	49	-	49
Total comprehensive loss							(35,972)
Balance, December 27, 2009	$1	150,870	(297,140)	45	(146,224)	308	(145,916)

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION:

Organization

Perkins & Marie Callender’s Inc. (together with its consolidated subsidiaries collectively the “Company”, “PMCI”, “we” or “us”), is a wholly-owned subsidiary of:

•	Perkins & Marie Callender’s Holding Inc., which is a wholly-owned subsidiary of
•	P&MC’s Holding Corp, which is a wholly-owned subsidiary of
•	P&MC’s Real Estate Holding LLC, which is a wholly-owned subsidiary of
•	P&MC’s Holding LLC, which is principally owned by affiliates of Castle Harlan, Inc. (“Castle Harlan”).

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

The Company operates two restaurant concepts: (1) full-service family-dining restaurants located primarily in the Midwest, Florida and Pennsylvania under the name Perkins Restaurant and Bakery (“Perkins”) and (2) mid-priced casual-dining restaurants, specializing in the sale of pies and other bakery items, located primarily in the western United States under the name Marie Callender’s Restaurant and Bakery (“Marie Callender’s”).

Through our bakery goods manufacturing segment (“Foxtail”), we also offer pies, muffin batters, cookie doughs, pancake mixes, and other food products for sale to our Perkins and Marie Callender’s Company-operated and franchised restaurants and to unaffiliated customers, such as food service distributors.

Accounting Reporting Period

Our financial reporting is based on thirteen four-week periods ending on the last Sunday in December. The first quarter each year includes four four-week periods and, typically, the second, third and fourth quarters include three four-week periods. The first, second, third and fourth quarters of 2009 ended April 19, July 12, October 4 and December 27, respectively.  The first, second, third and fourth quarters of 2008 ended April 20, July 13, October 5 and December 28, respectively. The first, second, third and fourth quarters of 2007 ended April 22, July 15, October 7 and December 30, respectively.  All material intercompany transactions have been eliminated in consolidation.

(2) OPERATIONS, FINANCIAL POSITION AND LIQUIDITY:

At December 27, 2009, we had a negative working capital balance of $17,643,000 and a total PMCI stockholder’s deficit of $146,224,000.  We also had $4,288,000 in unrestricted cash and cash equivalents and $4,605,000 of borrowing capacity under our revolving credit facility.

Our principal sources of liquidity include unrestricted cash, available borrowings under our revolving credit facility and cash generated by operations.  We have also periodically received capital contributions from our parent company, including a $12,500,000 capital contribution received in 2008, and have engaged in capital markets transactions.

We have experienced declines in comparable restaurant sales and declining profits in our restaurants in both 2009 and 2008.  The ongoing turmoil in the economy, the high unemployment levels, the continuing decreases in residential real estate values, especially in some of our larger markets, the level of home foreclosures, the decrease in investment values and the spread of the H1N1 influenza virus has adversely affected our guest counts and, in turn, our operating results and cash flows from operations.  The Company expects to incur a net loss for the full year 2010.  In order to improve the cash flows in our business, we have introduced a new breakfast program at our Marie Callender’s restaurants, improved systems to more effectively manage our food and labor costs, upgraded our management staff and certain equipment in our Foxtail division to drive higher operating efficiencies and reduced overall planned capital expenditures for 2010.  We continually review general and administrative expenditures to identify and implement cost-saving measures.  Management expects these initiatives together with the Company’s cash provided by operations and borrowing capacity under the Revolver will provide sufficient liquidity through 2010.  However, there can be no assurance as to whether these or other actions will enable us to generate sufficient cash flow to fund our operations and service our debt.

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

Advertising

We recognize advertising expense in the operating expenses of the restaurant segment. Those advertising costs are expensed as incurred.  Advertising expense was approximately $26,712,000, $24,016,000 and $21,130,000 for 2009, 2008 and 2007, respectively.

Leases

Future commitments for operating leases are not reflected as a liability on our Consolidated Balance Sheets. The determination of whether a lease is accounted for as a capital lease or as an operating lease requires management to make estimates primarily about the fair value of the asset, its estimated economic useful life and the incremental borrowing rate.

Rent expense for the Company’s operating leases, many of which have escalating rental amounts due over the term of the lease, is recorded on a straight-line basis over the lease term.  The lease term begins when the Company has the right to control the use of the leased property, which may occur before rent payments are due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent on our Consolidated Balance Sheets.

Preopening Costs

We expense the costs of start-up activities as incurred.

Transaction Costs

The Company has classified certain expenses incurred in fiscal 2007 as transaction costs on the Consolidated Statements of Operations.  Transaction costs include expenses directly attributable to the Company’s acquisition in September 2005 and the combination with WRG in May 2006 and certain non-recurring expenses incurred as a result of these transactions.  Transaction costs were $1,013,000 in 2007.  There were no transaction costs for 2009 or 2008.

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Perkins Marketing Fund and Gift Cards

The Company maintains a marketing fund (the “Marketing Fund”) to pool the resources of the Company and its franchisees for advertising purposes and to promote the Perkins brand in accordance with the system’s advertising policy. The Company has classified approximately $4,786,000 and $6,912,000 as of December 27, 2009 and December 28, 2008, respectively, as restricted cash on its Consolidated Balance Sheets related to the Marketing Fund.  These amounts represent funds contributed by franchisees specifically for the purpose of advertising. The Company has also recorded liabilities of approximately $4,327,000 and $5,316,000 as of December 27, 2009 and December 28, 2008, respectively, which are included in franchise advertising contributions on the accompanying Consolidated Balance Sheets and represent franchisee contributions for advertising services not yet provided.

The Company issues gift cards and, prior to March 2005, also issued gift certificates (collectively, “gift cards”), both of which contain no expiration dates or inactivity fees.  The Company recognizes revenue from gift cards when they are redeemed by the customer.  The Company recognizes income from unredeemed gift cards (“gift card breakage”) when there is sufficient historical data to support an estimate, the likelihood of redemption is remote and there is no legal obligation to remit the unredeemed gift card balances to the state tax authorities under applicable escheat regulations.  Gift card breakage is determined based on historical redemption patterns and included in other, net in the Consolidated Statements of Operations.  Management concluded in the first quarter of 2009 that it had sufficient evidence to estimate the gift card breakage rate on Perkins gift cards and recorded $865,000 of gift card breakage.  Management concluded in the second fiscal quarter of 2009 that it had sufficient evidence to estimate the gift card breakage rate on Marie Callender’s gift cards and recorded $1,576,000 of gift card breakage.  These initial recognitions of breakage income in the first and second quarters of 2009 include amounts related to gift cards sold since the inception of our gift card programs in 2005.  For the fiscal year ended December 27, 2009, we recorded $2,811,000 of breakage income of which we consider $2,195,000 to be a non-recurring cumulative adjustment.  As of December 27, 2009 and December 28, 2008, the Company had approximately $3,324,000 and $3,228,000, respectively, of net gift card proceeds received from Perkins’ franchisees reflected as restricted cash and accrued expenses on its Consolidated Balance Sheets.

Concentration of Credit Risk

Financial instruments, which potentially expose us to concentrations of credit risk, consist principally of franchisee and Foxtail accounts receivable. We perform ongoing credit evaluations of our franchisees and Foxtail customers and generally require no collateral to secure accounts receivable. The credit review is based on both financial and non-financial factors. Based on this review, we maintain reserves for estimated losses for accounts receivable that are not likely to be collected. Although we maintain good relationships with our franchisees, if average sales or the financial health of significant franchises were to deteriorate, we might have to increase our reserves against collection of franchise receivables.

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

Due to the significant funds required for the construction or acquisition of new restaurants, we have risks that these assets will not provide an acceptable return on our investment and an impairment of these assets may occur. Our assets are typically grouped at the restaurant level for such purposes. The accounting test for whether an asset group held for use is impaired involves first comparing the carrying value of the asset group with its estimated future undiscounted cash flows. If these cash flows do not exceed the carrying value, the asset group must be adjusted to its current fair value. We perform this test on each of our long lived assets periodically as indicators arise to evaluate whether impairment exists. Factors influencing our judgment include the age of the assets, estimation of future cash flows from long lived assets, lease renewals and estimation of fair value.  Asset fair value is generally determined using discounted cash flow models, including residual proceeds and other factors that may impact the ultimate return of our investment in the long lived assets.

Goodwill and Intangible Assets

As of December 27, 2009 and December 28, 2008, we had approximately $156,849,000 and $160,683,000, respectively, of goodwill and intangible assets on our Consolidated Balance Sheet. We assess our goodwill and non-amortizing intangible assets for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our annual evaluation, performed as of year-end, or on an interim basis when circumstances warrant, requires the use of estimates about the future cash flows associated with each of our reporting units and non-amortizing intangibles to determine their estimated fair values. Fair values of the goodwill reporting units are calculated using discounted future cash flows and market-based comparative values.  We estimate the fair values of our non-amortizing intangible assets, principally tradenames, using a relief from royalty cash flow method. Changes in forecasted operations and changes in discount rates can materially affect these estimates. However, once an impairment of goodwill or intangible assets has been recorded, it cannot be reversed.

In 2009, the Company recorded a non-cash charge of $1,496,000 to dispose of a customer relationship intangible asset resulting from the termination of a customer contract at Foxtail.  As of December 27, 2009, we conducted our annual impairment test of goodwill and non-amortizing intangible assets and determined that no impairment charge was required.  Due to the decrease in the Company’s operating results during 2008 compared to 2007 and the decline in general economic conditions impacting the restaurant industry, management conducted an interim goodwill and non-amortizing intangible asset impairment evaluation during the quarter ended October 5, 2008. Because the carrying values of the reporting units in both the franchise and Foxtail reporting units exceeded their respective estimated fair values, the Company completed step two of the goodwill test and concluded that the goodwill of both reporting units was fully impaired as of October 5, 2008. Accordingly, the Company recorded a non-cash goodwill impairment charge of $20,202,000 in the quarter ended October 5, 2008.  This amount represents the cumulative impairment of goodwill recorded by the Company.  See Note 7 of the Notes to our Consolidated Financial Statements included in this Form 10-K.

Deferred Income Taxes and Income Tax Uncertainties

We record income tax liabilities utilizing known obligations and estimates of potential obligations.  A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carry forwards.  We record a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized.  In evaluating the need for a valuation allowance, we must make judgments and estimates related to future taxable income and feasible tax planning strategies and consider existing facts and circumstances.  When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the assets’ recorded amount is adjusted and the income statement is either credited or charged, respectively, in the period during which the determination is made.  We believe that the valuation allowance recorded at December 27, 2009 is adequate for the circumstances.  However, subsequent changes in facts and circumstances that affect our judgments or estimates in determining the proper deferred tax assets or liabilities could materially affect the recorded balances.

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

Insurance Reserves

We are self-insured up to certain limits for costs associated with workers’ compensation claims, general liability claims, property claims and benefits paid under employee health care programs. At December 27, 2009 and December 28, 2008, we had total self-insurance accruals reflected in our Consolidated Balance Sheets of approximately $9,697,000 and $8,803,000, respectively. The measurement of these costs required the consideration of historical loss experience and judgments about the present and expected levels of cost per claim. We account for the workers’ compensation costs primarily through actuarial methods, which develop estimates of the discounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet dates. We account for benefits paid under employee health care programs using historical claims information as the basis for estimating expenses incurred as of the balance sheet dates. We believe the use of these methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. However, the use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved and the length of time until the ultimate cost is known. We believe that our recorded obligations for these expenses are consistently measured on an appropriate basis. Nevertheless, changes in health care costs, accident frequency and severity and other factors, including discount rates, can materially affect estimates for these liabilities.

Recent Accounting Pronouncements

FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the year ended December 27, 2009.

The following are recent accounting standards adopted or issued that have had or could have an impact on our Company’s consolidated financial statements:

Subsequent Events
(Included in ASC 855 “Subsequent Events”)

In May 2009, the FASB issued ASC 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective prospectively for interim and annual periods ending after June 15, 2009.  The Company applied the requirements of this guidance in the preparation of the accompanying consolidated financial statements.

Determination of the Useful Life of Intangible Assets
(Included in ASC 350 “Intangibles — Goodwill and Other”)

In April 2008, the FASB issued new guidance under ASC 350, “Intangibles – Goodwill and Other,” which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. This guidance was effective for financial statements issued for fiscal years (and interim periods) beginning after December 15, 2008 (fiscal year 2009). The application of the requirements of this guidance did not have a material effect on the accompanying consolidated financial statements.

Business Combinations
(Included in ASC 805 “Business Combinations”)

In December 2007, the FASB issued new guidance under ASC 805, “Business Combinations,” which establishes principles and requirements for how an acquiring entity in a business combination recognizes and measures the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. This guidance was effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (fiscal year 2009).  The Company applied the requirements of this guidance in the preparation of the accompanying consolidated financial statements.

Fair Value Measurement
(Included in ASC 820 “Fair Value Measurements and Disclosures”)

In September 2006, the FASB issued guidance under ASC 820, “Fair Value Measurements and Disclosures,” which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest level being quoted prices in active markets.

In February 2008, the FASB issued new guidance under ASC 820 which delayed the effective date for fair value measurement and disclosure for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008 (fiscal year 2009).

In October 2008, the FASB issued new guidance under ASC 820 which clarifies the application of fair value measurement and disclosure in cases where the market for the asset is not active. This guidance was effective upon issuance. The application of the requirements of this guidance did not have a material effect on the accompanying consolidated financial statements.

In April 2009, the FASB issued additional guidance under ASC 820 which provides guidance on estimating the fair value of an asset or liability (financial or nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased, and on identifying transactions that are not orderly. The application of the requirements of this guidance did not have a material effect on the accompanying consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value,” which further amends ASC 820 by providing clarification for circumstances in which a quoted price in an active market for the identical liability is not available. The application of the requirements of this guidance did not have a material effect on the accompanying consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements
(Included in ASC 810 “Consolidation”)

In December 2007, the FASB issued guidance under ASC 810, “Consolidation,” that clarifies that a noncontrolling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements.  The guidance also requires consolidated net income to include the amounts attributable to both the parent and noncontrolling interest, with disclosure on the face of the consolidated statement of operations of the amounts attributable to the parent and to the noncontrolling interest.  The Company has retrospectively applied the provisions of this guidance in the preparation of the accompanying consolidated statements.

The effects of the retrospective application of this guidance were as follows:

•	Noncontrolling interests of $215,000 as of December 28, 2008 were reclassified and are now included in total deficit in the accompanying Consolidated Balance Sheets.
•
Net earnings attributable to noncontrolling interests of $284,000 and $707,000 for the years ended December 28, 2008 and December 30, 2007, respectively, are presented separately after net loss in the accompanying consolidated statements of operations.

In January 2010, the FASB issued ASU 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary,” which clarifies the scope of the guidance for the decrease in ownership of a subsidiary in ASC 810, “Consolidations,” and expands the disclosures required for the deconsolidation of a subsidiary or derecognition of a group of assets. This guidance was effective on January 1, 2009. The application of the requirements of this guidance had no effect on accompanying consolidated financial statements.

(4) SUPPLEMENTAL CASH FLOW INFORMATION:

The change in cash and cash equivalents due to changes in operating assets and liabilities for the past three years consisted of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	December 27, 2009	December 28, 2008	December 30, 2007
(Increase) decrease in:
Restricted cash	$2,100	─	─
Receivables	3,423	(3,726)	1,470
Inventories	1,238	939	(2,218)
Prepaid expenses and other current assets	1,133	2,736	(904)
Other assets	1,911	3,594	(467)

Increase (decrease) in:
Accounts payable	(3,636)	(7,327)	2,642
Accrued expenses	(4,579)	(7,422)	(2,516)
Other liabilities	5,951	4,096	5,076
	$7,541	(7,110)	3,083

Other supplemental cash flow information for the past three years consisted of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	December 27,	December 28,	December 30,
	2009	2008	2007
Cash paid for interest	$43,531	30,279	29,186
Income taxes paid	153	681	1,044
Income tax refunds received	1,241	577	954

(5) PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following (in thousands):

	December 27, 2009	December 28, 2008
Owned:
Land and land improvements	$3,310	3,344
Buildings	7,372	8,542
Leasehold improvements	89,534	90,668
Equipment	123,269	128,745
Construction in progress	1,147	1,690
	224,632	232,989
Less — accumulated depreciation and amortization	(152,035)	(144,985)
	72,597	88,004

Property under capital lease:
Leasehold improvements	7,485	9,521
Less — accumulated amortization	(4,863)	(5,071)
	2,622	4,450

Assets held for sale	-	1,046
Property and equipment, net	$75,219	93,500

(6) LEASES:

The majority of our Perkins restaurant leases have an initial term of 20 years and the majority of our Marie Callender’s restaurant leases have an initial term of 15 years. Both Perkins and Marie Callender’s leases generally provide for two to four renewal periods of five years each. Contingent rents are generally amounts due as a result of sales in excess of amounts stipulated in certain restaurant leases and are included in rent expense as they are incurred.  Landlord incentives are recorded when received as a deferred rent liability and amortized as a reduction of rent expense on a straight-line basis over the remaining term of the lease.

Future minimum payments related to non-cancelable leases that have initial or remaining lease terms in excess of one year as of December 27, 2009 were as follows (in thousands):

	Lease Obligations
	Capital	Operating
2010	$1,581	36,631
2011	1,406	34,266
2012	1,374	32,578
2013	1,381	29,919
2014	1,403	27,308
Thereafter	16,178	229,667
Total minimum lease payments	23,323	$390,369
Less:
Amounts representing interest (at 3.3% to 18.2%)	(11,781)
Capital lease obligations	$11,542

Future minimum gross rental receipts from subleases and other arrangements as of December 27, 2009, were as follows (in thousands):

	Lessor	Sublessor
2010	$152	694
2011	115	564
2012	77	475
2013	77	362
2014	19	235
Thereafter	-	827
Total expected minimum lease rental receipts	$440	3,157

The net rental expense included in the accompanying Consolidated Statements of Operations for operating leases was as follows (in thousands):

	Year Ended December 27, 2009	Year Ended December 28, 2008	Year Ended December 30, 2007
Minimum rentals	$38,694	38,365	41,269
Contingent rentals	606	930	1,566
Less — sublease rentals	(654)	(616)	(715)
	$38,646	38,679	42,120

Sublease rentals are included in “Other, net” in the accompanying Consolidated Statements of Operations.

(7) GOODWILL AND INTANGIBLE ASSETS:

Goodwill

Due to the decrease in the Company’s operating results during 2008 compared to 2007 and the decline in general economic conditions impacting the restaurant industry, management conducted an interim goodwill impairment evaluation during the quarter ended October 5, 2008. Fair values of the reporting units were calculated using discounted future cash flows and market-based comparative values.  Because the carrying values of the reporting units for both the franchise and Foxtail reporting units exceeded their respective estimated fair values, the Company completed step two of the goodwill test and concluded that the goodwill of those reporting units was impaired as of October 5, 2008. Accordingly, in the quarter ended October 5, 2008, the Company recorded a non-cash goodwill impairment charge of $20,202,000, of which $18,538,000 was charged to the franchise segment and $1,664,000 was charged to the Foxtail segment.  No impairment charge was required for the goodwill associated with the restaurant reporting unit or the Company’s non-amortizing intangibles.  In 2009, the Company recorded a non-cash charge of $1,496,000 to dispose of a customer relationship intangible asset resulting from the termination of a customer contract at Foxtail. As of December 27, 2009, we conducted our annual impairment test of goodwill and nonamortizing intangible assets and determined that no additional impairment charge was required.

The following schedule presents the carrying amount of goodwill attributable to each reportable operating segment and changes therein (in thousands):

	Restaurant Operations	Franchise Operations	Foxtail	Total Company
Balance as of December 30, 2007	$9,836	18,538	1,664	30,038
Goodwill impairment charge	—	(18,538)	(1,664)	(20,202)
Balance as of December 28, 2008	9,836	—	—	9,836
Adjustments	—	—	—	—
Balance as of December 27, 2009	$9,836	─	─	9,836

Intangible Assets

The components of our identifiable intangible assets are as follows (in thousands):

	December 27, 2009	December 28, 2008
Amortizing intangible assets:
Franchise agreements	$35,000	35,000
Customer relationships	10,000	13,300
Acquired franchise rights	10,758	11,076
Design prototype	834	834
Subtotal	56,592	60,210
Less — accumulated amortization	(20,179)	(19,963)
Net amortizing intangible assets	36,413	40,247
Non-amortizing intangible asset:
Tradename	110,600	110,600
Total intangible assets	$147,013	150,847

Amortization expense for intangible assets was approximately $2,338,000, $2,469,000 and $3,476,000 for fiscal years 2009, 2008 and 2007, respectively. Estimated amortization expense of such intangible assets for the five succeeding fiscal years is as follows (in thousands):

Estimated Amortization Expense
2010	$2,056
2011	2,016
2012	1,962
2013	1,849
2014	1,820

(8) ACCRUED EXPENSES:

Accrued expenses consisted of the following (in thousands):

	December 27, 2009	December 28, 2008
Payroll and related benefits	$15,423	15,017
Property, real estate and sales taxes	4,267	4,118
Insurance	2,219	1,874
Gift cards and gift certificates	5,090	7,446
Advertising	792	978
Interest	6,065	9,634
Other	7,749	7,973
	$41,605	47,040

(9) LONG-TERM DEBT:

Long-term debt consisted of the following (in thousands):

	December 27, 2009	December 28, 2008
10% Senior Notes, due October 1, 2013, net of discount of $1,219 and $1,548, respectively	$188,781	188,452
Secured Notes, due May 31, 2013, net of discount of $6,009 and $7,220, respectively	125,990	124,780
Revolver, due February 28, 2013	11,171	3,184
Promissory Note, due January 2011	100	100
Other	15	33
	326,057	316,549
Less current maturities	(15)	(15)
	$326,042	316,534

Refinancing Transaction

On September 24, 2008, the Company issued $132,000,000 of 14% senior secured notes (the "Secured Notes") and entered into a $26,000,000 revolving credit facility (the “Revolver”) in connection with the refinancing of its then existing $100,000,000 term loan and $40,000,000 revolver.  In connection with this transaction, we recognized a loss of $2,952,000, representing the write-off of previously deferred financing costs related to the terminated credit agreements.

Secured Notes

The Secured Notes were issued at a discount of $7,537,200, which is being accreted using the interest method over the term of the Secured Notes.  The Secured Notes mature on May 31, 2013, and interest is payable semi-annually on May 31 and November 30 of each year.

The Secured Notes are fully and unconditionally guaranteed (the "Secured Notes Guarantees") on a senior secured basis by the Company's parent, Perkins & Marie Callender's Holding Inc., and each of the Company's existing and future domestic wholly-owned subsidiaries (the “Secured Notes Guarantors”).  The Secured Notes and the Secured Notes Guarantees are the Company’s and the Secured Notes Guarantors’ senior secured obligations and rank equal in right of payment to all of the Company’s and the Senior Notes Guarantors’ existing and future senior indebtedness.  The Secured Notes and the Secured Notes Guarantees are secured by a lien on substantially all of the Company’s and the Secured Notes Guarantors’ existing and future assets, subject to certain exceptions.  Pursuant to the terms of an intercreditor agreement, the foregoing liens are contractually subordinated to the liens that secure the Revolver.

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

10% Senior Notes

In September 2005, the Company issued $190,000,000 of unsecured 10% Senior Notes (the “10% Senior Notes”). The 10% Senior Notes were issued at a discount of $2,570,700, which is being accreted using the interest method over the term of the 10% Senior Notes. The 10% Senior Notes mature on October 1, 2013, and interest is payable semi-annually on April 1 and October 1 of each year. All consolidated subsidiaries of the Company that are 100% owned provide joint and several, full and unconditional guarantee of the 10% Senior Notes. There are no significant restrictions on the Company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or a loan. Additionally, there are no significant restrictions on a guarantor subsidiary’s ability to obtain funds from the Company or its direct or indirect subsidiaries.

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

The Secured Notes Indenture and the indenture pertaining to the 10% Senior Notes (“the Senior Note Indenture”) contain various customary events of default, including, without limitation:  (i) nonpayment of principal or interest; (ii) cross-defaults with certain other indebtedness; (iii) certain bankruptcy related events; (iv) invalidity of guarantees; (v) monetary judgment defaults; and (vi) certain change of control events.  In addition, any impairment of the security interest in the Secured Notes collateral shall constitute an event of default under the Secured Notes Indenture.

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

Amounts outstanding under the Revolver bear interest, at the Company’s option, at a rate per annum equal to either: (i) the base rate, as defined in the Revolver, plus an applicable margin or (ii) a LIBOR-based equivalent, plus an applicable margin.  For the foreseeable future, margins are expected to be 325 basis points for base rate loans and 425 basis points for LIBOR loans.  As of December 27, 2009, the average interest rate on aggregate borrowings under the Revolver was 8.25%, and the Revolver permitted additional borrowings of approximately $4,605,000 (after giving effect to $11,171,000 in borrowings and $10,224,000 in letters of credit outstanding).  The letters of credit are primarily utilized in conjunction with our workers’ compensation programs.

The Company is required to make mandatory prepayments under the Revolver with, subject to certain exceptions (as defined in the Revolver): (i) the net cash proceeds from certain asset sales or dispositions; (ii) the net cash proceeds of any debt issued by the Company or its subsidiaries; (iii) 50% of the net cash proceeds of any equity issuance by the Company, its parent or its subsidiaries; and (iv) the extraordinary receipts received by the Company or its subsidiaries, consisting of proceeds of judgments or settlements, certain indemnity payments and purchase price adjustments received in connection with any purchase agreement.  Any of the foregoing mandatory prepayments will result in a corresponding permanent reduction in the maximum Revolver amount.

The Revolver contains various affirmative and negative covenants, including, but not limited to a financial covenant to maintain at least $30,000,000 of trailing 13-period EBITDA, as defined in the Revolver, and a covenant that limits the Company’s capital expenditures.

The average interest rate on aggregate borrowings of the Company’s long-term debt during fiscal 2009 was 11.6% compared to 10.1% during fiscal 2008.

Our debt agreements place restrictions on the Company’s ability and the ability of its subsidiaries to (i) incur additional indebtedness or issue certain preferred stock; (ii) repay certain indebtedness prior to stated maturities; (iii) pay dividends or make other distributions on, redeem or repurchase capital stock or subordinated indebtedness; (iv) make certain investments or other restricted payments; (v) enter into transactions with affiliates; (vi) issue stock of subsidiaries; (vii) transfer, sell or consummate a merger or consolidation of all, or substantially all, of the Company's assets; (viii) change its line of business; (ix) incur dividend or other payment restrictions with regard to restricted subsidiaries; (x) create or incur liens on assets to secure debt; (xi) dispose of assets; (xii) restrict distributions from subsidiaries; (xiii) make certain acquisitions; (xiv) make capital expenditures; or (xv) amend the terms of the Company's outstanding notes.  As of December 27, 2009, we were in compliance with the financial covenants contained in our debt agreements.

Deferred Financing Costs, Fair Market Values and Maturities

In connection with the issuance of the 10% Senior Notes and the Secured Notes and the execution of the Revolver, the Company has capitalized certain financing costs in other assets in the Consolidated Balance Sheets. As of December 27, 2009, the deferred financing costs of $4,014,000, $6,105,000 and $829,000 for the 10% Senior Notes, the Secured Notes and the Revolver, respectively, are being amortized over their respective terms using the effective interest method.

Based on estimated bond ratings and estimated trading prices, the approximate fair market value of our 10.0% Senior Notes was $93,500,000 and $93,000,000 on December 27, 2009 and December 28, 2008, respectively, and the approximate fair market value of our Secured Notes was $126,300,000 and $124,000,000 on December 27, 2009 and December 28, 2008, respectively.  Because our Revolver bears interest at current market rates, we believe that outstanding Revolver borrowings approximated fair market value at December 27, 2009.

Scheduled annual principal maturities of long-term debt for the five years subsequent to December 27, 2009 are as follows (in thousands):

	Amount
2010	$	─
2011		100
2012		─
2013		333,171
2014		─
Thereafter		─
		$333,271

No interest expense was capitalized in connection with our construction activities for the year ended December 27, 2009 and December 28, 2008.  For the year ended December 30, 2007, $13,800 was capitalized in connection with our construction activities.  Interest income was $75,000, $292,000 and $589,000 in fiscal years 2009, 2008 and 2007, respectively.

(10) INCOME TAXES:

The following is a summary of the components of the benefit from (provision for) income taxes (in thousands):

	December 27, 2009	December 28, 2008	December 30, 2007
Current:
Federal	$47	1,929	(1,274)
State and local	(218)	82	258
Total current benefit (provision)	(171)	2,011	(1,016)
Deferred:
Federal	-	(242)	(248)
State and local	-	-	(218)
Total deferred provision	-	(242)	(466)
Benefit from (provision for) income taxes	$(171)	1,769	(1,482)

A reconciliation of the statutory Federal income tax rate to the Company’s effective income tax rate is as follows:

	December 27, 2009	December 28, 2008	December 30, 2007
Federal statutory rate	34.0%	34.0%	34.0%
Federal income tax credits and addbacks	5.4%	3.8%	1.2%
State income taxes, net of Federal taxes	7.8%	3.5%	(1.2)%
Changes in uncertain tax positions	0.2%	0.9%	(6.1)%
Non-deductible goodwill impairment	-	(12.6)%	-
Non-deductible interest, expenses, other, net	(1.1)%	0.1%	0.9%
Federal and state valuation allowances	(46.8)%	(26.5)%	(39.3)%
Effective tax rate	(0.5)%	3.2%	(10.5)%

The following is a summary of the significant components of our deferred tax position (in thousands):

	December 27, 2009	December 28, 2008
Deferred tax assets:
Net operating loss carryforwards	$24,165	18,176
Accrued expenses not currently deductible	17,149	15,371
Tax credit carryforwards	13,261	10,278
Property, equipment, and improvements — tax basis in excess of book basis	14,440	14,429
Capital leases	4,611	2,046
Total deferred tax assets	73,626	60,300
Less valuation allowance	(59,197)	(43,498)
	14,429	16,802
Deferred tax liabilities:
Investment in unconsolidated partnership	-	(18)
Intangible assets — book basis in excess of tax basis	(14,429)	(16,784)
	(14,429)	(16,802)
Net deferred tax assets	$-	-

The valuation allowance for deferred tax assets as of December 27, 2009, and December 28, 2008 was $59,197,000, and $43,498,000, respectively.  The change in the valuation allowance of $15,699,000 relates primarily to the increase in deferred deductible differences related to fixed assets, intangibles, capital leases, accrued expenses, net operating losses and tax credit carryforwards net of uncertain tax positions.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 27, 2009.  In that regard, management also believes its deferred tax liabilities will reverse within the same period as its deferred tax assets; thereby only requiring a valuation allowance on the Company’s net deferred tax asset position.

The Company had Federal net operating loss carryforwards totaling approximately $53,218,000 and $40,572,000 at December 27, 2009, and December 28, 2008, respectively, which begin to expire in 2012.  The Company had state net operating loss carryforwards totaling approximately $90,144,000 and $69,703,000 at December 27, 2009, and December 28, 2008, respectively, which begin to expire in 2010.

Additionally, the Company had tax credit carryforwards totaling approximately $13,261,000 and $10,278,000 at December 27, 2009, and December 28, 2008 respectively, which begin to expire in 2018.

As of December 27, 2009, December 28, 2008 and December 30, 2007 the Company had approximately $943,000, $1,097,000 and $4,092,000, respectively, of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate except for approximately $160,000, $303,000 and $0 respectively, which is subject to tax indemnification from the predecessor owner. In addition, as of December 27, 2009, December 28, 2008 and December 30, 2007, the Company had $805,000, $652,000 and $3,010,000 respectively, of unrecognized tax benefits reducing Federal and state net operating loss carryforwards and Federal credit carryforwards that, if recognized, would be subject to a valuation allowance.

A reconciliation of the change in the gross unrecognized tax benefits from January 1, 2007 to December 27, 2009 is as follows (in thousands):

	2009	2008	2007
Unrecognized tax benefit - beginning of fiscal year	$1,359	5,724	5,126
Additions for tax positions of prior years	112	97	1,480
Reductions for tax positions of prior years	-	(2,341)	(699)
Reductions due to settlements	(152)	(1,080)	-
Reductions for lapse of statute of limitations	(166)	(1,041)	(183)

Unrecognized tax benefit - end of fiscal year	$1,153	1,359	5,724

During the first and fourth quarters of 2008, the Company filed requests with the Internal Revenue Service to resolve $2,341,000 of uncertain tax positions with respect to Marie Callender’s historical taxable revenue and expense recognition; these requests were approved in 2009 and effectively settled these uncertain tax positions.  Additionally, in May 2008, the Company paid approximately $395,000 to the Internal Revenue Service to settle certain other income tax positions taken on prior filings.

As of December 28, 2008, the Company believed that it was reasonably possible that a decrease between $76,000 and $667,000 in gross unrecognized tax benefits would have occurred due to Federal and state settlements and expiration of statutes during the year ended December 27, 2009.  During 2009, such gross unrecognized tax benefits actually decreased by $152,000 due to Federal and state settlements and by $166,000 due to the expiration of statutes, resulting in a total decrease of $318,000 during 2009.  The Company expects that the total amount of its gross unrecognized tax benefits will decrease between $32,000 and $432,000 within the next 12 months due to Federal and state settlements and expiration of statutes.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense.  The Company removed $11,000 of accrued interest during 2009 and, as of December 27, 2009, has recognized a liability for interest of $110,000.  The Company paid $42,000 and removed $370,000 of accrued interest during 2008 and, as of December 28, 2008, had recognized a liability for interest of $121,000. The Company accrued $289,000 of interest during 2007 and, as of December 30, 2007, had recognized a liability for interest of $533,000. The Company has accrued no penalties.

The Company is open to Federal and state tax audits until the applicable statute of limitations expire.  The Company is no longer subject to U.S. Federal tax examinations by tax authorities for tax years before 2006.  For the majority of states where the Company has a significant presence, it is no longer subject to tax examination by tax authorities for tax years before 2005.

(11) RELATED PARTY TRANSACTIONS:

Management Agreement

We are party to a management agreement with Castle Harlan under which Castle Harlan provides business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to our parent and us. As compensation for those services, we pay Castle Harlan an annual management fee equal to 3% of the aggregate equity contributions made by Castle Harlan Partners IV, L.P. and Castle Harlan Partners III, L.P. and their affiliates (including their limited partners), payable quarterly in advance. If, at any time, CHP IV or CHP III or their affiliates (including their limited partners) make any additional equity contributions to any of our parent or us, we will pay Castle Harlan an annual management fee equal to 3% of each such equity contribution. We will also pay or reimburse Castle Harlan for all out-of-pocket fees and expenses incurred by Castle Harlan and any advisors, consultants, legal counsel and other professionals engaged by Castle Harlan to assist in the provision of services under the management agreement.

The management agreement is for an initial term expiring December 31, 2012 and is subject to renewal for consecutive one-year terms unless terminated by Castle Harlan or us upon 90 days notice prior to the expiration of the initial term or any annual renewal. We also indemnify Castle Harlan, its officers, directors and affiliates from any losses or claims suffered by them as a result of services they provide us. Payment of management fees is subject to restrictions contained in the Secured Notes Indenture, the 10% Senior Note Indenture and the Revolver.  As of December 27, 2009 and December 28, 2008, other liabilities in our Consolidated Balance Sheets includes past due management fees of $10,383,000 and $6,614,000, respectively.

No payments were made to Castle Harlan for annual management fees for the year ended December 27, 2009.  We paid $4,894,000 and $3,576,000 in annual management fees during the years ended December 28, 2008 and December 30, 2007, respectively.

During the quarter ended October 5, 2008, certain affiliates of Castle Harlan, Inc. made a $4,000,000 payment to the lenders under our pre-existing revolving credit facility in satisfaction of their guarantee under the March 2008 amendment to the term loan.  This amount became a subordinated obligation of the Company and, immediately prior to the consummation of the refinancing, the affiliates of Castle Harlan relinquished and canceled the indebtedness in exchange for 39,996 Class A-1 units and 39,996 Class B units of P&MC’s Holding LLC.  Also, during the quarter ended October 5, 2008, the Company received an additional equity contribution of $8,500,000 from our indirect parent, P&MC’s Holding Corp.

Real Estate Transaction

In September 2009, P&MC’s Real Estate Holding LLC, the indirect parent of the Company, purchased a building in California that was being leased by the Company for the operation of a Marie Callender’s restaurant and assumed the tenant’s obligations under the related ground lease.  In connection with the purchase of the building, the Company’s existing building lease was terminated; the Company had a capital lease obligation of approximately $2,112,000 and a net leasehold asset of approximately $1,093,000 related to its lease.  P&MC’s Real Estate Holding LLC has agreed to allow the Company to use the building and defer collection of building rent at this time.  The Company will continue to operate the Marie Callender’s restaurant in the building and will pay the underlying ground lease.  As a result of these transactions, the Company has eliminated its capital lease obligation and leasehold asset and, due to the related-party nature of the transaction, credited additional paid-in capital for $1,019,000.  The Company has imputed annual rent of $240,000, based on the fair value of the building and local rental rates, and is accruing this amount in deferred rent on its Consolidated Balance Sheets.

(12) COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS:

The Company and its affiliates are parties to various legal proceedings in the ordinary course of business. We do not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial statements.

The majority of our franchise revenues are generated from franchisees owning individually less than five percent (5%) of total franchised restaurants, and, therefore, the loss of any one of these franchisees would not have a material impact on our results of operations.

As of December 27, 2009, three Perkins franchisees otherwise unaffiliated with the Company owned 88, or 28%, of the 314 franchised Perkins restaurants, consisting of 40, 27 and 21 restaurants, respectively.  As of December 28, 2008, these same franchisees owned 41, 27 and 21 restaurants, respectively.  The following table presents a summary of the royalty and license fees provided by these three franchisees:

# of	Year-to-Date	# of	Year-to-Date
Restaurants	Ended	Restaurants	Ended
(2009)	December 27, 2009	(2008)	December 28, 2008

40	$1,861,000	41	$1,926,000
27	1,420,000	27	1,452,000
21	1,427,000	21	1,500,000

As of December 27, 2009, three Marie Callender’s franchisees otherwise unaffiliated with the Company owned 12, or 31%, of the 39 franchised Marie Callender’s restaurants, consisting of four restaurants each.  As of December 28, 2008, these same franchisees owned five, four and four restaurants, respectively.  The following table presents a summary of the royalty and license fees provided by these three franchisees:

# of	Year-to-Date	# of	Year-to-Date
Restaurants	Ended	Restaurants	Ended
(2009)	December 27, 2009	(2008)	December 28, 2008

4	$371,000	5	$542,000
4	389,000	4	465,000
4	283,000	4	312,000

The Company has license agreements with certain parties to distribute and market Marie Callender’s branded products. The most prominent of these agreements are with ConAgra, Inc., which distributes frozen entrees and dinners to supermarkets and club stores throughout the United States, and American Pie, LLC, which distributes primarily frozen pies throughout most of the country. Both agreements are in effect in perpetuity. We have the right to terminate if specified sales levels are not achieved (both licensees have achieved the required sales levels), and each licensee has the right to terminate upon a 180 day notice. License income under these two agreements totaled $5,288,000, $4,865,000 and $4,336,000 in 2009, 2008 and 2007, respectively.

The Company has three arrangements with different parties to whom territorial rights were granted. The Company makes specified payments to those parties based on a percentage of gross sales from certain Perkins restaurants and for new Perkins restaurants opened within those geographic regions. During 2009, 2008 and 2007, we paid an aggregate of $2,592,000, $2,718,000 and $2,762,000, respectively, under such arrangements. Of these arrangements, one expires in the year 2075, one expires upon the death of the beneficiary and the remaining agreement remains in effect as long as we operate Perkins restaurants in certain states.

(13) LONG-TERM INCENTIVE PLANS:

In October 2006, we established a nonqualified defined contribution plan for executive officers and other key employees (the “Deferred Compensation Plan”).  The Deferred Compensation Plan is voluntary and our executive officers and key employees may defer specified percentages of their eligible pay, defined as base pay plus the eligible portion of any incentive award.  The first 3% of eligible pay contributed to the plan by the executive is eligible for a 100% company matching contribution up to $6,000, which vests over a three year period.  The Company may elect to make additional contributions to an employee’s account.  Amounts deferred are held in trust with a bank.  The Company made matching contributions of $195,000, $210,000 and $275,000 to the Deferred Compensation Plan during 2009, 2008 and 2007, respectively.

Effective April 2004, The Perkins & Marie Callender’s Supplemental Executive Retirement Plan (“SERP I”) was established. The purpose of SERP I is to provide additional compensation for a select group of management and highly compensated employees who contribute materially to the growth of the Company. Contributions to SERP I are made at the discretion of the Company, and participants vest at a rate of 25% for one to three years of service, 50% for four to five years of service and 100% for five or more years of service. The Company did not make contributions to SERP I in 2009, 2008 or 2007.

Effective January 2005, The Perkins & Marie Callender’s Supplemental Executive Retirement Plan II (“SERP II”) was established. The purpose of SERP II is to provide additional compensation for a select group of key employees who contribute materially to the growth of the Company. Contributions to SERP II are made at the discretion of the Company, and participants generally vest in the contributions over a five-year period. The Company did not make contributions to SERP II in 2009, 2008 or 2007. The deferred compensation expenses related to SERP I and SERP II are recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations.

(14) EMPLOYEE BENEFITS:

The Company maintains the Perkins & Marie Callender’s Retirement Savings Plan (the “Plan”) generally for employees who have satisfied the participation requirements are eligible for participation in the Plan provided they (i) have attained the age of 21 and (ii) have completed one year of service, as defined, during which they have been credited with a minimum of 1,000 hours of service.

Participants may elect to defer from 1% to 15% of their annual eligible compensation subject to Internal Revenue Code (“IRC”) regulated maximums. We may make a matching contribution equal to a percentage of the amount deferred by the participant or a specified dollar amount as determined each year by the Board of Directors. During 2009, 2008 and 2007, we elected to match contributions at a rate of 25% up to the first 6% deferred by each participant. Our matching contributions for 2009, 2008 and 2007 were $421,000, $432,000 and $434,000, respectively.

Participants are always 100% vested in their salary deferral accounts and qualified rollover accounts. Vesting in the employer matching account is based on qualifying years of service. A participant vests 60% in the employer matching account after three years, 80% after four years and 100% after five years.

(15) P&MC’s HOLDING LLC EQUITY PLAN:

Effective April 1, 2007, P&MC’s Holding LLC established a management equity incentive plan (the “Equity Plan”) for the benefit of key Company employees. The Equity Plan provides the following two types of equity ownership in P&MC’s Holding LLC: (i) Strip Subscription Units, which consist of Class A Units and Class C Units and (ii) Incentive Units, which consist of time vesting Class C Units.

Stock-based compensation expense related to the Equity Plan for 2009, 2008 and 2007 was not material.

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

(16) SEGMENT REPORTING:

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

Our restaurants operate principally in the U.S. within the family-dining and casual-dining industries, providing similar products to similar customers.  Revenues from restaurant operations are derived principally from food and beverage sales to external customers.  Revenues from franchise operations consist primarily of royalty income earned on the revenues generated at franchisees’ restaurants and initial franchise fees.  Revenues from Foxtail are generated by the sale of food products to both Company-operated and franchised Perkins and Marie Callender’s restaurants as well as to unaffiliated customers. Foxtail’s sales to Company-operated restaurants are eliminated for reporting purposes.  The revenues in the other segment are primarily licensing revenues.

The following presents revenues and other financial information by business segment (in thousands):

	Year Ended	Year Ended		Year Ended
	December 27, 2009	December 28, 2008		December 30, 2007
Revenues
Restaurant operations	$470,346	503,242		510,863
Franchise operations	22,532	24,141		25,982
Foxtail	58,469	69,308		65,953
Intersegment revenue	(21,052)	(20,088)		(19,826)
Other	5,773	5,367		4,914
Total	$536,068	581,970		587,886

Depreciation and amortization
Restaurant operations	18,546	19,563		18,913
Franchise operations	-	-		-
Foxtail	2,103	1,792		1,576
Other	3,392	3,344		4,333
Total	$24,041	24,699		24,822

Segment net income (loss)
Restaurant operations	24,551	26,806		32,459
Franchise operations	20,665	3,603	(a)	23,774
Foxtail	4,162	(4,500)	(a)	3,687
Other	(85,597)	(78,862)		(76,255)
Total	$(36,219)	(52,953)	(a)	(16,335)

(a)   In the fiscal quarter ended October 5, 2008, the Company recorded a non-cash goodwill impairment charge of $20,202,000, of which $18,538,000 was charged to the franchise segment and $1,664,000 was charged to the Foxtail segment.

	December 27, 2009	December 28, 2008
Segment assets
Restaurant operations	$119,347	131,135
Franchise operations	101,672	102,719
Foxtail	31,754	37,575
Other	38,868	52,079
Total	$291,641	323,508

Goodwill
Restaurant operations	9,836	9,836
Franchise operations	-	-
Foxtail	-	-
Other	-	-
Total	$9,836	9,836

	Year Ended	Year Ended	Year Ended
	December 27, 2009	December 28, 2008	December 30, 2007
Capital Expenditures
Restaurant operations	$7,630	12,489	29,095
Franchise operations	-	-	-
Foxtail	727	4,710	1,476
Other	376	1,137	976
Total	$8,733	18,336	31,547

We evaluate the performance of our segments based primarily on operating profit before general and administrative expenses, interest expense and income taxes.

Assets included in the other operating segment primarily consist of cash, corporate accounts receivable and deferred income taxes.

The components of the other segment loss are as follows (in thousands):
	Year Ended	Year Ended	Year Ended
	December 27, 2009	December 28, 2008	December 30, 2007
General and administrative expenses	$40,641	40,162	39,393
Depreciation and amortization expenses	3,393	3,343	4,333
Interest expense, net	44,120	36,689	31,180
Loss on disposition of assets, net	1,521	505	226
Asset impairments	4,476	1,292	2,237
Loss on extinguishment of debt	-	2,952	-
Transaction costs	-	-	1,013
Provision for (benefit from) income taxes	171	(1,769)	1,482
Net earnings attributable to noncontrolling interests	198	284	707
Licensing revenue	(5,505)	(5,125)	(4,564)
Other	(3,418)	529	248
Total other segment loss	$85,597	78,862	76,255

(17) CONDENSED CONSOLIDATED FINANCIAL INFORMATION:

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

Consolidating statement of operations for the year ended December 27, 2009 (in thousands):

		Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI

REVENUES:
Food sales	$314,293	167,509	25,961	-	507,763
Franchise and other revenue	19,062	9,243	-	-	28,305
Total revenues	333,355	176,752	25,961	-	536,068

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	81,590	43,517	6,658	-	131,765
Labor and benefits	106,842	61,716	9,114	-	177,672
Operating expenses	85,118	51,002	9,510	-	145,630
General and administrative	39,018	7,135	-	-	46,153
Depreciation and amortization	17,408	6,014	619	-	24,041
Interest, net	43,395	725	-	-	44,120
Asset impairments and closed store expenses	3,233	2,677	87	-	5,997
Other, net	(1,638)	(1,822)	-	-	(3,460)
Total costs and expenses	374,966	170,964	25,988	-	571,918
Loss before income taxes	(41,611)	5,788	(27)	-	(35,850)
Provision for income taxes	(171)	-	-	-	(171)
Net (loss) income	(41,782)	5,788	(27)	-	(36,021)
Less: net earnings attributable to noncontrolling interests	-	-	198	-	198
Equity in (loss) earnings of subsidiaries	5,761	-	-	(5,761)	-
Net (loss) income attributable to Perkins & Marie Callender's Inc.	$(36,021)	5,788	(225)	(5,761)	(36,219)

Consolidating statement of operations for the year ended December 28, 2008 (in thousands):

		Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI

REVENUES:
Food sales	$344,869	179,792	27,801	-	552,462
Franchise and other revenue	19,993	9,515	-	-	29,508
Total revenues	364,862	189,307	27,801	-	581,970

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	100,841	51,175	9,087	-	161,103
Labor and benefits	115,931	63,163	9,337	-	188,431
Operating expenses	90,388	53,683	8,189	-	152,260
General and administrative	42,590	5,239	-	-	47,829
Depreciation and amortization	17,794	6,183	722	-	24,699
Interest, net	35,604	1,085	-	-	36,689
Asset impairments and closed store expenses	221	1,523	53	-	1,797
Goodwill impairment	20,202	-	-	-	20,202
Loss on extinguishment of debt	2,952	-	-	-	2,952
Other, net	446	-	-	-	446
Total costs and expenses	426,969	182,051	27,388	-	636,408
Income (loss) before income taxes	(62,107)	7,256	413	-	(54,438)
Benefit from income taxes	1,769	-	-	-	1,769
Net (loss) income	(60,338)	7,256	413	-	(52,669)
Less: net earnings attributable to noncontrolling interests	-	-	284	-	284
Equity in (loss) earnings of subsidiaries	7,669	-	-	(7,669)	-
Net (loss) income attributable to Perkins & Marie Callender's Inc.	$(52,669)	7,256	129	(7,669)	(52,953)

Consolidating statement of operations for the year ended December 30, 2007 (in thousands):

		Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI

REVENUES:
Food sales	$336,820	189,614	30,556	-	556,990
Franchise and other revenue	21,323	9,573	-	-	30,896
Total revenues	358,143	199,187	30,556	-	587,886

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	94,986	55,260	8,462	-	158,708
Labor and benefits	114,846	64,562	9,899	-	189,307
Operating expenses	86,731	52,659	10,047	-	149,437
General and administrative	39,152	5,722	-	-	44,874
Transaction costs	772	241		-	1,013
Depreciation and amortization	17,610	5,939	1,273	-	24,822
Interest, net	30,127	1,053	-	-	31,180
Asset impairments and closed store expenses	(178)	2,612	29	-	2,463
Other, net	(122)	350	-	-	228
Total costs and expenses	383,924	188,398	29,710	-	602,032
Income (loss) before income taxes	(25,781)	10,789	846	-	(14,146)
Provision for income taxes	(1,482)	-	-	-	(1,482)
Net (loss) income	(27,263)	10,789	846	-	(15,628)
Less: net earnings attributable to noncontrolling interests	-	-	707	-	707
Equity in (loss) earnings of subsidiaries	11,635	-	-	(11,635)	-
Net (loss) income attributable to Perkins & Marie Callender's Inc.	$(15,628)	10,789	139	(11,635)	(16,335)

Consolidating balance sheet as of December 27, 2009 (in thousands):

		Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,013	1,293	982	-	4,288
Restricted cash	8,110	-	-	-	8,110
Receivables, less allowances for doubtful accounts	11,070	7,048	7	-	18,125
Inventories	8,038	2,793	231	-	11,062
Prepaid expenses and other current assets	1,613	248	3	-	1,864
Total current assets	30,844	11,382	1,223	-	43,449

PROPERTY AND EQUIPMENT, net	52,217	20,530	2,472	-	75,219
INVESTMENT IN UNCONSOLIDATED PARTNERSHIP	-	41	9	-	50
GOODWILL	9,836	-	-	-	9,836
INTANGIBLE ASSETS	146,889	124	-	-	147,013
INVESTMENTS IN SUBSIDIARIES	(78,981)	-	-	78,981	-
DUE FROM SUBSIDIARIES	81,493	-	-	(81,493)	-
OTHER ASSETS	14,321	1,543	210	-	16,074
TOTAL ASSETS	$256,619	33,620	3,914	(2,512)	291,641

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$7,946	6,074	637	-	14,657
Accrued expenses	30,628	9,635	1,342	-	41,605
Franchise advertising contributions	4,327	-	-	-	4,327
Current maturities of long-term debt and capital lease obligations	186	317	-	-	503
Total current liabilities	43,087	16,026	1,979	-	61,092

LONG-TERM DEBT, less current maturities	326,042	-	-	-	326,042
CAPITAL LEASE OBLIGATIONS, less current maturities	8,085	2,969	-	-	11,054
DEFERRED RENT	12,263	4,765	64	-	17,092
OTHER LIABILITIES	13,366	8,911	-	-	22,277
DUE TO PARENT	-	80,421	1,072	(81,493)	-

EQUITY (DEFICIT):
Common stock	1	-	-	-	1
Preferred stock	-	64,296	-	(64,296)	-
Capital in excess of par	-	9,338	-	(9,338)	-
Additional paid-in capital	150,870	-	-	-	150,870
Treasury stock	-	(137)	-	137	-
Accumulated other comprehensive income	45	-	-	-	45
Accumulated (deficit) earnings	(297,140)	(152,969)	491	152,478	(297,140)
Total PMCI stockholder's (deficit) investment	(146,224)	(79,472)	491	78,981	(146,224)
Noncontrolling interests	-	-	308	-	308
Total equity (deficit)	(146,224)	(79,472)	799	78,981	(145,916)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$256,619	33,620	3,914	(2,512)	291,641

Consolidating balance sheet as of December 28, 2008 (in thousands):

		Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,155	1,662	796	-	4,613
Restricted cash	10,140	-	-	-	10,140
Receivables, less allowances for doubtful accounts	14,392	6,955	39	-	21,386
Inventories	8,145	3,893	262	-	12,300
Prepaid expenses and other current assets	2,721	269	6	-	2,996
Total current assets	37,553	12,779	1,103	-	51,435

PROPERTY AND EQUIPMENT, net	65,020	26,357	2,123	-	93,500
INVESTMENT IN UNCONSOLIDATED PARTNERSHIP	-	39	9	-	48
GOODWILL	9,836	-	-	-	9,836
INTANGIBLE ASSETS	150,676	171	-	-	150,847
INVESTMENTS IN SUBSIDIARIES	(85,354)	-	-	85,354	-
DUE FROM SUBSIDIARIES	88,948	-	-	(88,948)	-
OTHER ASSETS	16,195	1,437	210	-	17,842
TOTAL ASSETS	$282,874	40,783	3,445	(3,594)	323,508

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$11,090	6,731	474	-	18,295
Accrued expenses	33,575	12,123	1,342	-	47,040
Franchise advertising contributions	5,316	-	-	-	5,316
Current maturities of long-term debt and capital lease obligations	169	213	-	-	382
Total current liabilities	50,150	19,067	1,816	-	71,033

LONG-TERM DEBT, less current maturities	316,516	18	-	-	316,534
CAPITAL LEASE OBLIGATIONS, less current maturities	8,270	5,445	-	-	13,715
DEFERRED RENT	10,180	5,089	74	-	15,343
OTHER LIABILITIES	8,831	8,910	-	-	17,741
DUE TO PARENT	-	88,324	624	(88,948)	-

EQUITY (DEFICIT):
Common stock	1	-	-	-	1
Preferred stock	-	63,277	-	(63,277)	-
Capital in excess of par	-	9,338	-	(9,338)	-
Additional paid-in capital	149,851	-	-	-	149,851
Treasury stock	-	(137)	-	137	-
Accumulated other comprehensive income	(4)	-	-	-	(4)
Accumulated (deficit) earnings	(260,921)	(158,548)	716	157,832	(260,921)
Total PMCI stockholder's (deficit) investment	(111,073)	(86,070)	716	85,354	(111,073)
Noncontrolling interests	-	-	215	-	215
Total equity (deficit)	(111,073)	(86,070)	931	85,354	(110,858)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$282,874	40,783	3,445	(3,594)	323,508

Consolidating statement of cash flows for the year ended December 27, 2009 (in thousands):

		Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(36,021)	5,788	(27)	(5,761)	(36,021)
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Equity in (loss) earnings of subsidiaries	(5,761)	-	-	5,761	-
Depreciation and amortization	17,408	6,014	619	-	24,041
Asset impairments	2,519	1,870	87	-	4,476
Amortization of debt discount	1,540	-	-	-	1,540
Other non-cash income and expense items	(1,045)	(1,430)	-	-	(2,475)
Loss on disposition of assets	714	807	-	-	1,521
Equity in net income of unconsolidated partnership	-	(2)	-	-	(2)
Net changes in operating assets and liabilities	9,430	(2,108)	219	-	7,541
Total adjustments	24,805	5,151	925	5,761	36,642
Net cash (used in) provided by operating activities	(11,216)	10,939	898	-	621

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,544)	(3,134)	(1,055)	-	(8,733)
Proceeds from sale of assets	487	7	-	-	494
Net cash used in investing activities	(4,057)	(3,127)	(1,055)	-	(8,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	31,778	-	-	-	31,778
Repayment of revolving credit facilities	(23,791)	-	-	-	(23,791)
Repayment of capital lease obligations	(169)	(260)	-	-	(429)
Repayment of other debt	-	(18)	-	-	(18)
Debt financing costs	(142)	-	-	-	(142)
Distributions to noncontrolling interest holders	-	-	(105)	-	(105)
Intercompany financing	7,455	(7,903)	448	-	-
Net cash provided by (used in) financing activities	15,131	(8,181)	343	-	7,293
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(142)	(369)	186	-	(325)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	2,155	1,662	796	-	4,613
Balance, end of period	$2,013	1,293	982	-	4,288

Consolidating statement of cash flows for the year ended December 28, 2008 (in thousands):

		Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(52,669)	7,256	413	(7,669)	(52,669)
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Equity in (loss) earnings of subsidiaries	(7,669)	-	-	7,669	-
Depreciation and amortization	17,795	6,182	722	-	24,699
Asset impairments	662	577	53	-	1,292
Amortization of debt discount	647	-	-	-	647
Other non-cash income and expense items	(116)	104	-	-	(12)
(Gain) loss on disposition of assets	(441)	946	-	-	505
Goodwill impairment	20,202	-	-	-	20,202
Loss on extinguishment of debt	2,952	-	-	-	2,952
Equity in net loss of unconsolidated partnership	-	5	-	-	5
Net changes in operating assets and liabilities	1,767	(8,435)	(442)	-	(7,110)
Total adjustments	35,799	(621)	333	7,669	43,180
Net cash (used in) provided by operating activities	(16,870)	6,635	746	-	(9,489)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,697)	(3,341)	(298)	-	(18,336)
Proceeds from sale of assets	592	95	-	-	687
Net cash used in investing activities	(14,105)	(3,246)	(298)	-	(17,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	84,848	-	-	-	84,848
Repayment of revolving credit facilities	(101,664)	-	-	-	(101,664)
Proceeds from Secured Notes, net of $7,537 discount	124,463	-	-	-	124,463
Repayment of Term Loan	(98,750)	-	-	-	(98,750)
Repayment of capital lease obligations	(148)	(265)	-	-	(413)
Repayment of other debt	-	(18)	-	-	(18)
Debt financing costs	(9,559)	-	-	-	(9,559)
Lessor financing of new restaurants	2,286	-	-	-	2,286
Distributions to noncontrolling interest holders	-	-	(402)	-	(402)
Intercompany financing	335	(1,872)	1,537	-	-
Capital contributions	12,500	-	-	-	12,500
Repurchase of equity ownership units in P&MC's Holding LLC	(572)	-	-	-	(572)
Net cash provided by (used in) financing activities	13,739	(2,155)	1,135	-	12,719
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,236)	1,234	1,583	-	(14,419)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	19,391	428	(787)	-	19,032
Balance, end of period	$2,155	1,662	796	-	4,613

Consolidating statement of cash flows for the year ended December 30, 2007 (in thousands):

		Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(15,628)	10,789	846	(11,635)	(15,628)
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Equity in (loss) earnings of subsidiaries	(11,635)	-	-	11,635	-
Depreciation and amortization	17,610	5,939	1,273	-	24,822
Asset impairments	427	1,781	29	-	2,237
Amortization of debt discount	324	-	-	-	324
Other non-cash income and expense items	265	68	-	-	333
(Gain) loss on disposition of assets	(605)	831	-	-	226
Equity in net loss of unconsolidated partnership	-	82	-	-	82
Net changes in operating assets and liabilities	6,373	(2,815)	(475)	-	3,083
Total adjustments	12,759	5,886	827	11,635	31,107
Net cash (used in) provided by operating activities	(2,869)	16,675	1,673	-	15,479

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(25,794)	(5,095)	(658)	-	(31,547)
Proceeds from sale of assets	-	21	-	-	21
Net cash used in investing activities	(25,794)	(5,074)	(658)	-	(31,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	75,100	-	-	-	75,100
Repayment of revolving credit facilities	(55,100)	-	-	-	(55,100)
Repayment of Term Loan	(750)	-	-	-	(750)
Repayment of capital lease obligations	(177)	(525)	-	-	(702)
Proceeds from (repayment of) other debt	100	(18)	-	-	82
Lessor financing of new restaurants	6,107	-	-	-	6,107
Distributions to noncontrolling interest holders	-	-	(519)	-	(519)
Intercompany financing	17,649	(17,788)	139	-	-
Capital contributions	1,792	-	-	-	1,792
Net cash provided by (used in) financing activities	44,721	(18,331)	(380)	-	26,010
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,058	(6,730)	635	-	9,963

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	3,333	7,158	(1,422)	-	9,069
Balance, end of period	$19,391	428	(787)	-	19,032

(18) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

Our financial reporting is based on thirteen four-week periods ending on the last Sunday in December. The first quarter each year includes four four-week periods and the second, third and fourth quarters include three four-week periods.

2009 (in thousands)	Revenues	(a) Gross Profit	Net Loss

1st Quarter	$169,253	25,253	(9,754)
2nd Quarter	121,876	18,599	(5,880)
3rd Quarter	115,470	14,755	(11,248)
4th Quarter	129,469	22,394	(9,337)
	$536,068	81,001	(36,219)

2008 (in thousands)	Revenues	(a) Gross Profit	(b) Net Loss

1st Quarter	$182,400	25,556	(7,588)
2nd Quarter	130,966	16,440	(8,065)
3rd Quarter	127,901	16,377	(30,477)
4th Quarter	140,703	21,803	(6,823)
	$581,970	80,176	(52,953)
____________

(a)	Gross profit represents total revenues less food cost, labor and benefits and operating expenses.
(b)  The net loss for the third quarter of 2008 includes a non-cash goodwill impairment charge of $20,202,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Disclosure Controls and Procedures.  As of December 27, 2009, an evaluation of the design and effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on the results of our evaluation, the determination was made that there were no control deficiencies that represented material weaknesses in our disclosure controls and procedures. The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting and procedures were effective as of December 27, 2009.

Management’s Annual Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the  supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 27, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, Internal Control - Integrated Framework.  Based on this evaluation and those criteria, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 27, 2009, our internal control over financial reporting was effective.

This Annual Report on Form 10-K for the fiscal year ended December 27, 2009 does not include an attestation report by our independent registered public accounting firm regarding our internal control over financial reporting.  Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report.  Unless deferred, beginning with our annual report on Form 10-K for the 2010 fiscal year, an attestation report by our independent registered public accounting firm on our internal control over financial reporting will be required.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the fiscal quarter ended December 27, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers of the Registrant.

The following individuals are currently serving as directors and executive officers of the Company:

Name	Age	Position with PMCI
Joseph F. Trungale	68	Director, President and Chief Executive Officer
Fred T. Grant, Jr.	54	Executive Vice President and Chief Financial Officer
Pete M. Pascuzzi	58	Executive Vice President and Chief Operating Officer
Cheryl S. Ahlbrandt	53	Senior Vice President, Marketing and Research & Development
Robert J. Winters	58	Senior Vice President, Franchise Sales and Development

Joseph F. Trungale

Joseph F. Trungale became our Chief Executive Officer on September 21, 2005. Mr. Trungale has been our President and Chief Operating Officer and a member of our board since March 8, 2004. Mr. Trungale has extensive experience both with the Company and in the restaurant industry.

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

Pete M. Pascuzzi

Pete M. Pascuzzi was promoted to Executive Vice President and Chief Operating Officer effective March 20, 2009. Prior to that, Mr. Pascuzzi served as Executive Vice President, Operations and President, Perkins Restaurants from January 2009 to March 2009, Executive Vice President, Corporate Restaurant Operations for the Perkins Restaurant & Bakery chain as well as Marie Callender’s from June 2008 to January 2009,  Senior Vice President, Corporate Operations from May 2007 to June 2008 and Vice President, Operations from January 2006 to May 2007.  Prior to joining our company in January 2006, Mr. Pascuzzi, spent thirty years in the industry where he held senior management positions at Sonic Restaurants, Inc., VICORP, Inc. Bakers Square Restaurants, Whataburger Inc., and Long John Silvers, Inc.

On March 15, 2010, Pete M. Pascuzzi tendered his resignation as the Executive Vice President and Chief Operating Officer of Perkins & Marie Callender’s Inc., effective as of March 28, 2010.

Cheryl S. Ahlbrandt

Cheryl S. Ahlbrandt was promoted to Senior Vice President Marketing and Research & Development in June 2008.  She has responsibility for the Perkins & Marie Callender’s marketing teams and the research and development function.  Ms. Ahlbrandt, who joined the company in April 2006 as Vice President of Marketing, has over twenty years of advertising and marketing experience, the majority of which have been spent in the restaurant industry, including working on both the Village Inn and Bakers Square brands as Vice President of Marketing for seven years and working as Regional Marketing Manager for Wendy's International and for various agencies on the McDonald's, Pizza Hut, Taco Bell and Buffets, Inc. brands.

Robert J. Winters

Robert J. Winters was promoted to Senior Vice President Franchise Sales and Development in June 2008. He had served as Vice President, Franchise Operations and Development since 1999 and before that held a variety of executive positions in training, development and operations.  Prior to joining the Company in 1989, he worked for Carty & Co. Inc. in the financial services industry, and preceding that he was the director of company operations for Shoney’s South Inc.

Code of Ethics.  We have adopted the Perkins & Marie Callender’s Inc. Code of Business Conduct (the “Code”), which applies to all manager-level employees and above (including our Chief Executive Officer, Chief Financial Officer, principal accounting officer and above).  The Code provides written standards that are reasonably designed to deter wrongdoing and to promote honest and ethical conduct; full, fair, accurate, timely and understandable public communications or filings; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the Code to an appropriate person identified within the Code; and accountability for adherence to the Code. All manager-level employees and above are required annually to sign an acknowledgement that they are in compliance with the standards outlined in the Code. A copy of the Code is available on our website, www.perkinsrestaurants.com. We intend to disclose any amendments to or waivers of our Code by posting the required information on our website or filing a Form 8-K within the required time periods.

Audit Committee.  P&MC’s Holding LLC has a standing audit committee that is comprised of the following members of its Board of Directors: William Pruellage, Chairman; Lee Cohn and Zane Tankel. Mr. Pruellage is the non-independent financial expert of the audit committee.

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

Our executive officers’ compensation currently has two primary components — base compensation or salary and annual cash bonuses under a performance-based, non-equity incentive plan. In addition, we provide our executive officers a variety of benefits commensurate with their level of responsibility. We fix executive officer base compensation at a level we believe enables us to hire and retain individuals in a competitive environment and to reward individual performance and contribution to our overall business goals. We also take into account the base compensation payable by companies we believe to be our competitors and by other private and public companies with which we believe we generally compete for executives. To this end, we access applicable executive compensation surveys and other databases and review them when making executive officer hiring decisions, as well as annually when reviewing executive compensation. We designed our executive bonus plan to focus our management on achieving key corporate financial objectives, to motivate desired individual behaviors and to reward substantial achievement of these company financial objectives and individual goals. We utilize cash bonuses to reward performance achievements with a time horizon of one year or less, and we utilize salary as the base amount necessary to match our competitors for executive talent.  The Company does not have an equity incentive plan.

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

Our compensation committee’s current intent is to perform an annual strategic review of our executive officers’ compensation to determine whether they provide adequate incentives and motivation and whether they adequately compensate our executive officers relative to comparable officers in other companies with which we compete for executives. These companies may consist of public and private sector companies and may not all be restaurant companies. During 2009, our compensation committee met in May and December. Compensation committee meetings typically have included, for all or a portion of each meeting, not only the committee members, but also our Chief Executive Officer. For compensation decisions relating to executive officers other than our Chief Executive Officer, our compensation committee typically considers recommendations from the Chief Executive Officer.

Benchmarking of Annual Base Compensation.  In order to attract and retain seasoned executive officers, our compensation committee sets their annual base compensation after considering a variety of factors, including benchmarking. Our compensation committee realizes that using a benchmark may not always be appropriate but believes that it is an important element in determining annual base compensation. In instances where an executive officer is uniquely key to our success, our compensation committee may provide compensation in excess of benchmarked percentiles. Our compensation committee’s judgments with regard to market levels of annual base compensation are based on readily available market data, restaurant compensation surveys and general compensation surveys. The compensation committee’s use of benchmarking, along with other means of determining base pay, reflects consideration of our owners’ interests in paying what is necessary, but not significantly more than necessary, to achieve our corporate goals, while conserving cash as much as practicable. We believe that, given the industry in which we operate and the corporate culture we have created, our annual base compensation is generally sufficient to retain our existing executive officers and to hire new executive officers when and as required. In their December 2009 meeting, our compensation committee approved annual base compensation for the 2010 fiscal year for these executive officers as follows: Mr. Trungale — $750,000; Mr. Grant — $280,000; Mr. Pascuzzi — $400,000; Ms. Ahlbrandt — $228,800; and Mr. Winters — $235,000.

Cash Bonuses under Our Non-Equity Incentive Plan.  The 2009 executive bonus plan in effect for our executive officers as of December 27, 2009 provides cash bonus awards to reward members of our management team, including vice presidents and more senior executive officers. It contemplates the payment of a target bonus equal to a percentage of the executive officer’s current annual salary. Awards to executive officers are approved by our compensation committee. The current annual target bonus percentages are 70% for Mr. Trungale, 50% for Mr. Pascuzzi, 45% for Mr. Grant and 40% for Ms. Ahlbrandt and Mr. Winters; the maximum bonus payable as a percentage of base salary is currently 100% for Mr. Trungale, 75% for Mr. Pascuzzi, 67.5% for Mr. Grant and 60.0% for Ms. Ahlbrandt and Mr. Winters. We pay bonuses annually following the closing of our year-end accounting cycle.

The basis for the bonus calculation for our executive officers in fiscal years 2007, 2008 and 2009 was our consolidated EBITDA budget (earnings before interest, taxes, depreciation and amortization). No bonuses were paid to the executive officers of the Company for fiscal 2007 or 2008 because the EBITDA thresholds required to earn bonuses were not met.

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

Nonqualified Deferred Compensation Plan and Supplemental Executive Retirement Plan.  In October 2006, the nonqualified deferred compensation plan, named the Successor Plan, was adopted. The terms of the Successor Plan provide enrollment for eligible employees of both Perkins and Marie Callender’s. The Successor Plan is a nonqualified defined contribution plan; the first 3% of eligible pay contributed to the plan by the executive is eligible for a 100% matching contribution up to $6,000, which vests over a three-year period. The Company may elect to make additional contributions to an employee’s account. For purposes of the Successor Plan, eligible pay is defined as base pay and the eligible portion of any incentive award. The Successor Plan is available for enrollment on a voluntary, non-discriminatory basis to executive officers and other key employees.

Effective April 1, 2004, the PMCI Supplemental Executive Retirement Plan I (“SERP I”) was established. The purpose of SERP I is to provide additional compensation for a select group of management and highly compensated employees who contribute materially to the continued growth of the Company. Contributions to SERP I are made at the discretion of the Company and participants vest at a rate of 25% for one to two years of service, 50% for at least three but less than five years of service and 100% for five or more years of service. The Company did not make contributions to SERP I in 2009.

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

James W. Stryker resigned his position with the Company on April 4, 2008. In accordance with the terms of his written employment agreement, Mr. Stryker was entitled to receive the following severance payments: continued payment of his base salary in effect as of the date of his termination of employment ($328,000 for the one-year period following the termination of his employment); the executive bonus award he would have received had he remained employed with the Company for all of fiscal year 2008 determined based on the Company’s performance through the termination date (no executive bonuses were paid); and continuation of his health and life insurance and related coverages during the severance period. Mr. Stryker’s severance compensation ended in April 2009.

For quantification of severance and change in control benefits, please see the discussion under “Severance and Change in Control Agreements” below.

Other Benefits.  Executive officers are eligible to participate in our employee benefit plans such as medical, dental, vision, group life, disability, accidental death and dismemberment insurance and our 401(k) plan. For executive officers and certain other key employees, we provide supplemental life insurance, disability and long-term care coverage.  Our objective is to offer our executive officers and other key employees a benefits package that is competitive within our industry and labor markets.

Compensation Committee.  P&MC’s Holding LLC has a standing compensation committee that is responsible for reviewing, developing and recommending to the Company the appropriate management compensation policies, programs and levels, and reviewing the performance of the Chief Executive Officer, Chief Financial Officer and other senior executive officers periodically in relation to these  objectives.  The compensation committee is responsible for determining, affirming and amending the level and nature of executive compensation of the Company.  The compensation committee does not have a charter.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions.  For the fiscal year ended December 27, 2009, P&MC's Holding LLC’s compensation committee was comprised of John K. Castle, David B. Pittaway and Dr. John J. Connolly.  No interlocking relationships exist between any member of the Company’s Board of Directors or P&MC's Holding LLC’s compensation committee and any member of the board of directors or compensation committee of any other company, nor has such interlocking relationship existed in the past.  No member of P&MC's Holding LLC’s compensation committee is or was formerly an officer or an employee of the Company.

Compensation Committee Report.  The compensation committee of the Board of Directors of P&MC’s Holding LLC has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K under the Exchange Act of this filing and recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2009.

Compensation Committee:

John K. Castle, Chairman
David B. Pittaway
Dr. John J. Connolly

Executive Compensation Tables.

The following table provides information regarding all plan and non-plan compensation awarded to or earned by each of our executive officers serving as such at the end of 2009 for all services rendered in all capacities to us during 2009, 2008 and 2007, respectively, based on the information available to us as of December 27, 2009. We refer to these executive officers as our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Stock Awards (2)	Non-Equity Incentive Plan Compensation (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (4)	All Other Compensation (5)	Total (6)
Joseph F. Trungale	2009	$629,216	—	—	—	45,052	$674,268
Director, President and Chief Executive Officer	2008	629,658	—	—	—	43,040	672,698
	2007	615,020	—	—	—	50,756	665,776
Fred T. Grant, Jr.	2009	280,000	—	—	4,456	39,364	323,820
Executive Vice President and Chief Financial Officer	2008	211,268	—	—	(906)	134,694	345,056
	2007	—	—	—	—	—	—
Pete M. Pascuzzi	2009	379,177	—	140,000	11,623	38,177	568,977
Executive Vice President and Chief Operating Officer	2008	252,042	—	—	(7,845)	39,287	283,484
	2007	230,360	—	—	416	35,511	266,287
Cheryl S. Ahlbrandt	2009	228,800	—	25,000	1,598	26,756	282,154
Senior Vice President, Marketing and Research & Development	2008	220,000	—	—	(3,031)	26,877	243,846
	2007	201,139	—	—	53	29,031	230,223
Robert J. Winters	2009	235,000	—	—	9,631	44,103	288,734
Senior Vice President, Franchise Sales and Development	2008	227,268	—	—	(8,401)	37,597	256,464
	2007	215,193	—	—	674	36,601	252,468
____________

(1)	The amounts in this column include any salary contributed by the named executive officer to our nonqualified deferred compensation and 401(k) plans.

(2)
On April 1, 2007, pursuant to strip subscription agreements, 17,673 Class A Units and 17,673 Class C Units were sold to certain of the company’s executives at $100.00 per unit and $0.01 per unit, respectively. This transaction is described more fully in Note 15 to the Consolidated Financial Statements, “P&MC’s Holding LLC Equity Plan” and Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

(3)
The amounts in this column represent total performance-based bonuses earned for services rendered during 2009, 2008 and 2007, respectively. No bonuses were paid to the executive officers based on the actual financial results of the Company for fiscal 2008 or 2007.

(4)	Amounts represent Nonqualified Deferred Compensation Plan earnings.

(5)	See table below for detail of amounts in this column.

(6)	The dollar value in this column for each named executive officer represents the sum of all compensation reflected in the preceding columns.

All Other Compensation
	Year	Vehicle Allowance	Club Dues	Relocation (1)	Life Insurance Premiums	Medical Insurance Premiums	401(k) Matching Contributions	NQDC Matching Contributions (2)	Total
Joseph F. Trungale	2009	$9,600	8,192	—	8,625	18,635	—	—	$45,052
	2008	9,600	4,785	—	8,625	20,030	—	—	43,040
	2007	9,600	6,897	—	8,625	25,634	—	—	50,756
Fred T. Grant, Jr.	2009	9,600	1,747	—	5,504	16,086	—	6,427	39,364
	2008	7,600	1,040	107,380	4,128	8,084	—	6,462	134,694
	2007	—	—	—	—	—	—	—	—
Pete M. Pascuzzi	2009	9,600	—	—	5,683	16,441	—	6,453	38,177
	2008	9,600	—	—	5,449	17,191	—	7,047	39,287
	2007	9,600	—	—	5,422	16,149	—	4,340	35,511
Cheryl S. Ahlbrandt	2009	9,600	1,550	—	5,412	10,194	—	—	26,756
	2008	9,600	1,386	—	5,399	10,492	—	—	26,877
	2007	9,600	1,223	—	5,370	9,872	—	2,966	29,031
Robert J. Winters	2009	9,600	8,204	—	5,423	14,397		6,479	44,103
	2008	9,600	1,386	—	5,412	14,078	100	7,021	37,597
	2007	9,600	1,223	—	5,396	13,322	100	6,960	36,601
____________

(1)
In connection with his relocation to Memphis, TN, the Company incurred various relocation payments on behalf of Mr. Grant, including non-recurring closing costs on the sale of his primary residence, temporary housing in Memphis and the cost of transferring household goods and vehicles.

(2)	Amounts represent contributions made by the Company and are discussed under “Nonqualified Deferred Compensation” below.

Pension Benefits.  The SERP I was established by the Company on April 1, 2004 and amended and restated on November 1, 2006. Mr. Trungale, Mr. Pascuzzi and Mr. Winters participated in SERP I in 2009. Contributions vest at a rate of 25% for one to two years of service, 50% for at least three but less than five years of service and 100% for five or more years of service.

The following table provides information regarding all plans providing for payments or other benefits at, following, or in connection with retirement for each of our executive officers serving as such at the end of 2009, based on the information available to us as of December 27, 2009.

Pension Benefits

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Joseph F. Trungale	SERP I	5	$235,804	—
Fred T. Grant, Jr.	—	—	—	—
Pete M. Pascuzzi	SERP I	5	75,297	—
Cheryl S. Ahlbrandt	—	—	—	—
Robert J. Winters	SERP I	5	34,397	—

Nonqualified Deferred Compensation.  The following table provides information regarding all plans providing for the deferral of compensation on a basis that is not tax-qualified for each of our executive officers, based on the information available to us as of December 27, 2009.

Nonqualified Deferred Compensation—2009

Name	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year (2)	Aggregate Earnings(Losses) in Last Fiscal Year (3)	Aggregate Withdrawals/Distributions	Aggregate Balance at Last Fiscal Year End
Joseph F. Trungale	$—	—	—	—	$—
Fred T. Grant, Jr.	16,154	6,427	4,456	—	45,516
Pete M. Pascuzzi	18,273	6,453	11,623	—	64,275
Cheryl S. Ahlbrandt	—	—	1,598	—	6,529
Robert J. Winters	6,779	6,479	9,631	—	44,858
____________

(1)	Amounts represent deferred salary and are reflected as such in the Salary column of the Summary Compensation Table.

(2)
Amounts represent contributions made by the Company and are reflected as such in the All Other Compensation column of the Summary Compensation Table, as well as in the NQDC Matching Contributions column of the All Other Compensation Table.

(3)	Amounts are also reflected in the Change in Pension Value and Nonqualified Deferred Compensation Earnings column of the Summary Compensation Table.

The Successor Plan was adopted in October 2006. The terms of the Successor Plan provide enrollment for eligible employees of both Perkins and Marie Callender’s and is available for enrollment on a voluntary, non-discriminatory basis to executive officers and other key employees.

The Successor Plan is a nonqualified defined contribution plan; the first 3% of eligible pay contributed to the Successor Plan by the executive is eligible for a 100% company matching contribution up to $6,000, which vests over a three-year period. The Company may elect to make additional contributions to an employee’s account. For purposes of the Successor Plan, eligible pay is defined as base pay and the eligible portion of any incentive award.

Deferrals are made at the direction of the executive and are for a specific term and on a pre-tax basis. No distributions will occur until the executive’s retirement, disability, death, separation from employment or financial hardship. Upon the occurrence of one of these events, periodic payments are distributed as elected by the executive in accordance with the Successor Plan’s waiting period for such payments or upon a change in control event or other action by the Board of Directors which results in termination of the Successor Plan. Participating employees choose from a variety of investment units selected by the Company, none of which contain any securities of the Company. The fund(s) chosen, dividend calculations and market fluctuations will determine any gain or loss to the employee balances; employee fund elections, including allocations of investments among the various investment units offered, may be changed by the employee as frequently as desired. Messrs. Grant, Pascuzzi and Winters, as well as Ms. Ahlbrandt participated in the Successor Plan in 2009.

Severance and Change in Control Agreements.  As of December 27, 2009, the Company maintained formal severance arrangements, as part of formal employment agreements for each of Messrs. Trungale, Grant and Pascuzzi. The terms of these arrangements are discussed under “Employment Agreements” below. The employment agreements include a provision for severance compensation which would be payable to each executive officer in the event his employment is terminated for “Good Reason” or “Without Cause”. The following definitions apply to these arrangements:

The term “Cause” shall mean: as determined by the Board of Directors (or its designee), (i) the executive’s material breach of any of the executive’s obligations under his employment agreement; (ii) the executive’s continued and deliberate neglect of, willful misconduct in connection with the performance of, or refusal to perform the executive’s duties, which, in the case of neglect or failure to perform, has not been cured within thirty days after the executive has been provided notice of the same; (iii) the executive’s engagement in any conduct which injures the integrity, character, business or reputation of the Company or any of its subsidiaries or affiliates or which impugns the executive’s own integrity, character or reputation so as to cause the executive to be unfit to act on behalf of the Company; or (iv) the Board of Directors’ good faith determination that the executive has committed an act or acts constituting a felony, or other act involving dishonesty, disloyalty or fraud against the Company or any of its subsidiaries or affiliates.

The term “Good Reason” shall mean: (i) the assignment to the executive of duties and responsibilities not commensurate with his current job title; (ii) the failure of the Company to provide Base Salary, bonus opportunity and benefits to the executive as required in his employment agreement; or (iii) the failure of the Company to adhere in any substantial manner to any of its other covenants in the employment agreement, provided that any of the foregoing continues for a period of twenty days after written notice specifying the nature thereof and requesting that it be cured, is given to the Company by the executive. If a Change in Control has occurred, the term “Good Reason” shall also mean (x) any other action by the Company which results in a diminishment in the executive’s position, authority, duties or responsibilities to any substantial degree; (y) any material adverse change in the executive’s benefits or perquisites; or (z) the Company’s requiring the executive to be based at any office or location more than fifty miles from that which the executive is based immediately prior to the Change in Control. The executive’s election to terminate his employment for Good Reason shall in no way limit or restrict his remedies at law or equity for a breach of his employment agreement.

The term “Change in Control” shall mean: (i) the sale of all or substantially all of the business and/or assets of the Company to a person or entity that is not a subsidiary or other affiliate of the Company or CHP IV; (ii) the merger or consolidation or other reorganization of the Company with or into one or more entities that are not subsidiaries or other affiliates of the Company or CHP IV, which results in less than 50% of the outstanding equity interests of the surviving or resulting entity immediately after the reorganization being owned, directly or indirectly, by the holders (or affiliates of the holders) of equity interests of the Company, immediately before such reorganization; and (iii) approval by the stockholders of the Company of the dissolution or liquidation of the Company.

The following table provides the current potential payments for each named executive officer upon termination for Good Reason or Without Cause:

	Salary	Benefits
Name	(1)	(2)
Individuals with 24 months continuation:
Joseph F. Trungale	$1,500,000	57,310
Individuals with 12 months continuation:
Fred T. Grant, Jr.	280,000	15,190
Pete M. Pascuzzi	400,000	22,640
____________

(1)	Reflects 24 months of continued salary in the case of Mr. Trungale and 12 months of continued salary in the cases of Messrs. Grant and Pascuzzi.

(2)
Reflects 24 months of continued health (medical, dental and vision) and life insurance in the case of Mr. Trungale and 12 months of continued health (medical, dental and vision) and life insurance in the cases of Messrs. Grant and Pascuzzi.

Employment Agreements.  Written employment agreements have been entered into with certain executive officers, as described below:

Joseph F. Trungale

Effective June 1, 2007 the Company and Mr. Trungale executed an employment agreement which provides employment arrangements as follows: (1)  the initial term is three years and the agreement renews automatically for successive one-year terms unless either party provides notice of termination; (2)  annual base compensation is $625,000, and a minimum of twenty-four months of base salary and benefits are provided in the event employment is terminated Without Cause or for Good Reason; (3)  a prorated incentive bonus in the fiscal year in which employment terminates, to be awarded if Mr. Trungale’s termination occurs for reasons other than Cause; and  (4) an annual incentive bonus target award of 70% of base compensation, with a maximum award of 100% of base compensation. As of January 2010, Mr. Trungale’s base compensation was increased to $750,000. The compensation committee makes such salary changes as necessary to retain our existing executive officers and to hire new executive officers when and as required.

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

Pete M. Pascuzzi

Effective August 1, 2008 the Company and Mr. Pascuzzi executed an employment agreement which provides employment arrangements as follows: (1)  the initial term is eighteen months and the agreement renews automatically for successive one-year terms unless either party provides notice of termination; (2)  annual base compensation is $257,400, and a minimum of twelve months of base salary and benefits are provided in the event employment is terminated Without Cause or for Good Reason; (3)  a prorated incentive bonus in the fiscal year in which employment terminates, to be awarded if Mr. Pascuzzi’s termination occurs for reasons other than Cause; and (4) an annual incentive bonus target award of 45% of base compensation, with a maximum award of 67.5% of base compensation.  In connection with his promotion to Chief Operating Officer in March 2009, Mr. Pascuzzi’s base compensation and annual and maximum incentive bonus targets were changed to $400,000, 50% and 75%, respectively. The compensation committee makes such compensation changes as necessary to retain our existing executive officers and to hire new executive officers when and as required.

Director Compensation

Four non-employee directors receive remuneration for their services as members of the Board of Directors of P&MC’s Holding LLC. Allen J. Bernstein provides consulting services to the Company and also serves as non-executive chairman of the Board of Directors; the annual fee payable for his combined services is $200,000. Our remaining non-employee directors are compensated as follows: $8,750 for each meeting attended by Dr. Connolly, and $5,000 for each meeting attended by Mr. Tankel and Mr. Cohn. Our employed director, Mr. Trungale, receives no additional compensation for his service on the Board.

The following table sets forth a summary of the compensation earned by our non-employee directors in 2009:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management.  Perkins & Marie Callender’s Holding Inc., our parent, holds all of our issued and outstanding capital stock. Perkins & Marie Callender’s Holding Inc. is a direct wholly owned subsidiary of P&MC’s Holding Corp., which is a direct wholly owned subsidiary of P&MC’s Real Estate Holding LLC, which is a wholly owned subsidiary of P&MC’s Holding LLC. The following table sets forth information with respect to the beneficial ownership of P&MC's Holding LLC’s equity interests by:

•	Each person who is known by us to beneficially own 5% or more of P&MC’s Holding LLC’s outstanding equity;

•	Each member of P&MC’s Holding LLC’s board of directors;

•	Each of our executive officers named in the executive compensation table; and

•	All members of P&MC’s Holding LLC’s board of directors and our executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge, each of the holders of units of ownership interests listed below has sole voting and investment power as to the units owned unless otherwise noted. The holders of Class A-1 units will not ordinarily have the right to vote on matters to be voted on by unit holders. Holders of Class A-1, Class A, Class B and Class C units will also have different rights with respect to distributions.

Name and Address of Beneficial Owner	Number of Class A-1 Units	% of Total Class A-1 Units	Number of Class A Units	% of Total Class A Units	Number of Class B Units	% of Total Class B Units	Number of Class C Units	% of Total Class C Units
Castle Harlan Partners IV, L.P. (1)(2)	198,049.1	42.9%	591,138.1	52.9%	700,118.7	35.3%	—	—
Castle Harlan Partners III, L.P. (1)(2)	62,169.4	13.5%	418,387.3	37.5%	480,556.7	24.2%	—	—
John K. Castle (1)(3)	—	—	1,027,739.4	92.0%	1,201,596.6	60.5%	—	—
Donald N. Smith (1)	—	—	64,993.5	5.8%	64,993.5	3.3%	—	—
Joseph F. Trungale (1)	—	—	7,363.9	0.7%	—	—	40,616.2	33.4%
Pete M. Pascuzzi (1)	—	—	1,288.7	0.1%	—	—	15,256.6	12.6%
Cheryl S. Ahlbrandt (1)	—	—	920.5	0.1%	—	—	6,074.6	5.0%
Robert J. Winters (1)	—	—	1,288.7	0.1%	—	—	8,105.4	6.7%
Allen J. Bernstein (1)	—	—	1,657.7	0.1%	8,061.4	0.4%	—	—
David B. Pittaway (1)	—	—	224.2	0.0%	224.2	0.0%	—	—
William M. Pruellage (1)	—	—	22.4	0.0%	22.4	0.0%	—	—
Total Units (including those listed above)	461,327.5	100.0%	1,116,598.1	100.00%	1,985,820.5	100.00%	121,427.6	100.00%
____________

(1)
The address for CHP III, CHP IV and Messrs. Castle, Pittaway and Pruellage is c/o Castle Harlan, Inc., 150 East 58th Street, New York, New York 10155. The address for Mr. Bernstein is c/o Endeavor Restaurant Group, P.O. Box 3758, New Hyde Park, New York 11040. The address for Mr. Smith is 90 Hawthorne Lane, Barrington, Illinois 60010, and the address for the executive officers named in the table is 6075 Poplar Avenue, Suite 800, Memphis, Tennessee 38119.

(2)
Includes units of ownership interests held by related entities and persons, all of which may be deemed to be beneficially owned by CHP III and CHP IV, respectively. Each of CHP III and CHP IV disclaim beneficial ownership of these units.

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with Management and Others.

Management Agreement

We are party to a management agreement with Castle Harlan under which Castle Harlan provides business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to our parent and us. As compensation for those services, we pay Castle Harlan an annual management fee equal to 3% of the aggregate equity contributions made by CHP III and CHP IV and their affiliates (including their limited partners), payable quarterly in advance. If, at any time, CHP III or CHP IV or their affiliates (including their limited partners) make any additional equity contributions to any of our parent or us, we will pay Castle Harlan an annual management fee equal to 3% of each such equity contribution. We will also pay or reimburse Castle Harlan for all out-of-pocket fees and expenses incurred by Castle Harlan and any advisors, consultants, legal counsel and other professionals engaged by Castle Harlan to assist in the provision of services under the management agreement.

The management agreement is for an initial term expiring December 31, 2012 and is subject to renewal for consecutive one-year terms unless terminated by Castle Harlan or us upon 90 days notice prior to the expiration of the initial term or any annual renewal. We also indemnify Castle Harlan, its officers, directors and affiliates from any losses or claims suffered by them as a result of services they provide us. Payment of management fees is subject to restrictions contained in the Secured Notes Indenture, the 10% Senior Note Indenture and the Revolver.  As of December 27, 2009 and December 28, 2008, other liabilities in our Consolidated Balance Sheets includes past due management fees of $10,383,000 and $6,614,000, respectively.

We paid Castle Harlan $4,894,000 and $3,576,000 in annual management fees during the years ended December 28, 2008 and December 30, 2007, respectively. No payments were made during the fiscal year ended December 27, 2009.

Real Estate Transaction

In September 2009, P&MC’s Real Estate Holding LLC, the indirect parent of the Company, purchased a building in California that was being leased by the Company for the operation of a Marie Callender’s restaurant and assumed the tenant’s obligations under the related ground lease.  In connection with the purchase of the building, the Company’s existing building lease was terminated; the Company had a capital lease obligation of approximately $2,112,000 and a net leasehold asset of approximately $1,093,000 related to its lease.  P&MC’s Real Estate Holding LLC has agreed to allow the Company to use the building and defer collection of building rent at this time.  The Company will continue to operate the Marie Callender’s restaurant in the building and will pay the underlying ground lease.  As a result of these transactions, the Company has eliminated its capital lease obligation and leasehold asset and, due to the related-party nature of the transaction, credited additional paid-in capital for $1,019,000.  The Company has imputed annual rent of $240,000, based on the fair value of the building and local rental rates, and is accruing this amount in deferred rent on its Consolidated Balance Sheets.

Other Board Affiliations

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

Independent Directors.  The following directors of P&MC’s Holding LLC are independent directors within the meaning of Rule 4200 of the NASDAQ Marketplace Rules:   Dr. John J. Connolly; Lee Cohn; and Zane Tankel.

Item 14. Principal Accounting Fees and Services.

Independent Auditor Fees.  Deloitte & Touche LLP (“Deloitte”) was our independent registered public accounting firm for our 2008 and 2009 fiscal years.  The Audit Committee has appointed Deloitte to audit the consolidated financial statements of the Company for the fiscal year ending December 26, 2010.  It is the Audit Committee's policy to review and approve in advance the Company's independent auditor's annual engagement letter, including the proposed fees contained therein, as well as all audit and permitted non-audit engagements and relationships between the Company and its independent auditors.

The following table sets forth fees for services of Deloitte provided to the Company for fiscal 2009 and 2008:

	2009	2008
Deloitte
Audit fees	$765,500	707,000
Audit-related fees (1)	—	112,000
Tax fees	—	—
All other fees	—	—
Total	$765,500	819,000

(1)  Represents fees related to the issuance of a letter to underwriters in connection with the Company’s September 24, 2008 offering of Secured Notes.

Services Provided by the Independent Auditors.  Pursuant to rules adopted by the Securities and Exchange Commission, the fees paid to Deloitte for services provided are presented in the table above under the following categories:

Audit Fees.  These are fees for professional services performed by Deloitte for the audit and review of our annual financial statements that are normally provided in connection with statutory and regulatory filings or engagements related to Securities and Exchange Commission matters.

Audit-Related Fees.  These are fees for assurance and related services performed by Deloitte that are reasonably related to the performance of the audit or review of our financial statements. This includes letters to underwriters, consents and other services that are not required by statute or regulation.

Tax Fees.  These are fees for professional services performed by Deloitte with respect to tax compliance, tax advice and tax planning.

All Other Fees.  These fees are for professional services performed by Deloitte that are not included in the categories shown above.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

  (a) 1.  Financial Statements filed as part of this report are listed below:
Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Operations for the years ended December 27, 2009, December 28, 2008 and December 30, 2007.

Consolidated Balance Sheets at December 27, 2009 and December 28, 2008.

Consolidated Statements of Stockholder’s Deficit for the years ended December 27, 2009, December 28, 2008 and December 30, 2007.

Consolidated Statements of Cash Flows for the years ended December 27, 2009, December 28, 2008 and December 30, 2007.

Notes to Consolidated Financial Statements.

2. The following Financial Statement Schedule for the years ended December 27, 2009, December 28, 2008 and December 30, 2007 is included:

No. II. Valuation and Qualifying Accounts.

Schedules I, III, IV and V are not applicable and have therefore been omitted.

3. Exhibits:

Exhibit No.
2.1*	Stock Purchase Agreement, dated as of September 2, 2005, by and among The Restaurant Holding Corporation, The Individuals and Entities listed on Exhibit A attached thereto and TRC Holding Corp.
2.2*	First Amendment to Stock Purchase Agreement, dated as of September 21, 2005, by and among The Restaurant Corporation, TRC Holding Corp., BancBoston Ventures Inc. and Donald N. Smith
2.3*
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

10.9**	Security Agreement, dated as of September 24, 2008, among Perkins & Marie Callender’s Holding Inc. and each of its subsidiaries signatory thereto, as grantors, and Wells Fargo Foothill, LLC.
10.10**	Trademark Security Agreement, dated as of September 24, 2008, among the grantors thereto and Wells Fargo Foothill, LLC.
10.11***+	Employment Agreement between Perkins & Marie Callender’s Inc. and Joseph F. Trungale, President and Chief Executive Officer
10.12****+	Employment Agreement between Perkins & Marie Callender’s Inc. and Fred T. Grant, Jr., Executive Vice President and Chief Financial Officer
10.13*****+	Employment Agreement between Perkins & Marie Callender’s Inc. and Pete M. Pascuzzi, Executive Vice President, Operations and President, Perkins Restaurants
21.1*	List of subsidiaries of Perkins & Marie Callender’s Inc.
31.1	Chief Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302
31.2	Chief Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 302.
32.1	Chief Executive Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.
32.2	Chief Financial Officer Certification Pursuant to Sarbanes-Oxley Act of 2002, Section 906.
____________

*	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-131004), originally filed on January 12, 2006.

**	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K/A, originally filed on October 3, 2008.

***	Previously filed as an exhibit to the Annual Report on Form 10-K (File No. 333-57925), originally filed on June 27, 2007.

****	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, originally filed on March 18, 2008.

*****	Previously filed as an exhibit to the Annual Report on Form 10-K (File No. 333-57925), originally filed on March 30, 2009.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized, on this the 29th day of March 2010.

PERKINS & MARIE CALLENDER’S INC.

By: /s/ Joseph F. Trungale
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on this the 29th day of March 2010.

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

SCHEDULE II

PERKINS & MARIE CALLENDER’S INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B		Column C		Column D		Column E
			Additions
Description	Balance at Beginning of Period	Business Combination	Charged to Costs & Expenses	Charged to Other Accounts	Deductions from Reserves		Balance at Close of Period
FISCAL YEAR ENDED DECEMBER 27, 2009
Allowance for Doubtful Accounts	$954	0	290	0	(415)	(a)	$829
FISCAL YEAR ENDED DECEMBER 28, 2008
Allowance for Doubtful Accounts	1,542	0	79	0	(667)	(a)	954
FISCAL YEAR ENDED DECEMBER 30, 2007
Allowance for Doubtful Accounts	1,624	0	77	0	(159)	(a)	1,542
____________

(a)	Represents uncollectible accounts written off, net of recoveries, and net costs associated with sublease receivables for which a reserve was established.