Form 10-K/A
period 2009-12-27
PERKINS & MARIE CALLENDER'S INC
filed 2010-06-07
CIK 1047040

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practical date.
Class: Common Stock, $.01 par value per share	Outstanding as of June 4, 2010: 10,820 shares
Documents incorporated by reference: None

Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 27, 2009 (“Amendment”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2010, to restate our Consolidated Balance Sheets as of December 27, 2009 and December 28, 2008, our Consolidated Statements of Operations and of Cash Flows for the year ended December 28, 2008, our Statement of Stockholder’s Deficit as of December 27, 2009, December 28, 2008 and December 30, 2007 and certain footnote disclosures thereto.

On September 21, 2005, P&MC Holding Corp., an affiliate of Castle Harlan Partners IV, L.P. (“CHP IV”) purchased all of the outstanding capital stock of The Restaurant Company (the “Acquisition”).  This Amendment is necessary to correct an error associated with the accounting for the Acquisition as follows:

•
In conjunction with the Acquisition, we recorded certain non-amortizing intangible assets in our allocation of the purchase price.  However, at that time we failed to record the related deferred tax liabilities aggregating $40,506,000 for the differences between the income tax basis and the financial reporting basis of such assets and the associated corresponding increase in goodwill;

•
Such deferred tax liabilities in the Acquisition purchase price allocation should have then been increased by $4,951,000 during the year ended December 31, 2006 (with a corresponding charge to the provision for income taxes in that year) due to a change in our effective tax rates; and,

•
During the year ended December 28, 2008, we had previously recorded an impairment to goodwill of $20,202,000.  A significant portion of the additional goodwill associated with the Acquisition accounting error discussed above should have also been impaired at that time resulting in an additional $27,242,000 impairment charge during the year ended December 28, 2008.

The correction of the error, as reflected in our 2007 opening deficit, increased deferred tax liabilities, goodwill and accumulated deficit by $45,456,000, $40,506,000 and $4,951,000, respectively.   These corrections also resulted in an increase to our 2008 reported net loss by $27,242,000 due to increased goodwill impairment charges. This adjustment had no effect on liquidity or cash flow from operations.

This Amendment is solely limited to correcting the error described above. For a more detailed description of the restatement, see Note 19 to the accompanying Consolidated Financial Statements in this Amendment.

The following items have been amended as a result of the restatement:

Part II – Item 6 – Selected Financial Data

Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II – Item 8 – Financial Statements and Supplementary Data

Part II – Item 9A(T) – Controls and Procedures

Part IV – Item 15 – Exhibits and Financial Statement Schedules

Pursuant to the rules of the SEC, Item 15 of Part IV has also been amended to contain the currently dated certifications from the Company’s Principal Executive Officer and Principal Financial Officer as required by Section 302 and 906 of the Sarbanes Oxley Act of 2002.  The certifications of the Company’s Principal Executive Officer and Principal Financial Officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

Any forward-looking statements contained in this Annual Report Amendment should be read in connection with Form 10-Q filed on June 7, 2010, for the fiscal quarter ended April 18, 2010, which may contain more current information.

PART II
Item 6. Selected Financial Data	4
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	5
Item 8. Financial Statements and Supplementary Data	23
Item 9A(T). Controls and Procedures	62
PART IV
Item 15. Exhibits and Financial Statement Schedules	64
SIGNATURES	66
SCHEDULE II – Item 15(a)(2)	67
Ex-31.1 Section 302 Certification
Ex-31.2 Section 302 Certification
Ex-32.1 Section 906 Certification
Ex-32.2 Section 906 Certification

PART II

Item 6. Selected Financial Data.

PERKINS & MARIE CALLENDER’S INC.
SELECTED FINANCIAL AND OPERATING DATA
(In Thousands, Except Number of Restaurants)

The following selected historical financial data has been adjusted to reflect the restatement of the Company’s financial results to correct certain deferred tax and related goodwill accounts arising from the Acquisition.  These adjustments are more fully described in the Explanatory Note on page 2 and in Note 19, “Restatement of Consolidated Financial Statements,” located in the Notes to Consolidated Financial Statements elsewhere in this Annual Report Amendment.  The following financial and operating data should be read in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations and the Consolidated Financial Statements and data included elsewhere in this Amendment.

As a result of the Company’s combination with Wilshire Restaurant Group (“WRG”) in 2006, the financial statements of the Company and WRG are presented on a consolidated basis as of September 21, 2005, the first date on which both companies were under common control, and include the combined results of operations of each company for all periods presented after such date. Prior to September 21, 2005, the Consolidated Financial Statements and data presented include WRG only.

	2009	2008	2007	2006	2005
Statement of Operations Data:	Restated	Restated	Restated	Restated	Restated
Revenues	$536,068	581,970	587,886	594,190	321,473
Net loss attributable to PMCI (c)	(36,219)	(80,195)	(16,335)	(14,323)	(15,231)
Balance Sheet Data (at year end):
Total assets (c)	304,905	336,772	403,448	387,351	386,782
Long-term debt and capital lease obligations (a)	337,096	330,249	309,996	292,628	300,077
Statistical Data:
Full-service restaurants in operation at end of year:
Company-operated Perkins	163	164	162	155	151
Franchised Perkins (b)	314	317	323	322	331
Total Perkins	477	481	485	477	482

Company-operated Marie Callender’s	91	90	91	91	92
Company-operated East Side Mario’s	1	1	1	1	1
Franchised Marie Callender’s	39	42	44	46	47
Total Marie Callender’s	131	133	136	138	140
Average annual sales per Company-operated Perkins restaurant	$1,715	1,840	1,890	1,944	1,866
Average annual royalties per franchised Perkins restaurant	60	62	64	66	64
Average annual sales per Company-operated Marie Callender’s restaurant	2,079	2,217	2,339	2,369	2,298
Average annual royalties per franchised Marie Callender’s restaurant	86	98	102	105	107
____________

(a)	Excluding current maturities of $503, $382, $9,464, $1,706 and $3,311, respectively.
(b)	Excludes one franchised Perkins Express.
(c)
The following tables present the impact of the restatement adjustments (see Note 19 – “Restatement of Consolidated Financial Statements”) on the net loss attributable to PMCI for fiscal 2006 and total assets at year end 2005, 2006 and 2007, previously reported on Annual Report on Form 10-K for such years.

	As Previously
	Reported	Adjustments	Restated
Net loss attributable to PMCI
2006	(9,372)	(4,951)	(14,323)

Total assets
2007	362,942	40,506	403,448
2006	346,845	40,506	387,351
2005	346,276	40,506	386,782

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General.  The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to the Consolidated Financial Statements and accompanying notes of the Company included elsewhere in this Amendment. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties, as indicated in “Information Concerning Forward-Looking Statements” below.  Except as otherwise indicated references to “years” mean our fiscal year ended December 27, 2009, December 28, 2008 or December 30, 2007.

Restatement of Financial Statements.  We restated our Consolidated Financial Statements as of December 27, 2009 and December 28, 2008, and for the year ended December 28, 2008.  As described in Note 19 to the Consolidated Financial Statements, the restatement corrects an error identified in the deferred tax accounts stemming from differences between the income tax basis and the financial reporting basis of non-amortizing intangible assets acquired in the Acquisition and the related effect on recorded goodwill.

The correction of the above noted error reduced 2008 net earnings by $27,242,000 due to an increase in goodwill impairment charges.  This adjustment had no effect on liquidity or cash flow from operations.

Information Concerning Forward-Looking Statements.  This Amendment contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements, written, oral or otherwise made, may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will,” or the negative thereof or other variations thereon or comparable terminology.

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

Given these risks and uncertainties, you are cautioned not to place undue reliance on such statements. The forward-looking statements included in this Amendment are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

Any forward-looking statements contained in this Annual Report Amendment should be read in connection with Form 10-Q filed on June 7, 2010, for the fiscal quarter ended April 18, 2010, which may contain more current information.

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

Operations, Financial Position and Liquidity.  At December 27, 2009, we had a negative working capital balance of $17,643,000 and a total PMCI stockholder’s deficit of $178,417,000.  We had $4,288,000 in unrestricted cash and cash equivalents and $4,605,000 of borrowing capacity under our Revolver.

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

We have experienced declines in comparable restaurant sales and declining profits in our restaurants in both 2009 and 2008.  The ongoing turmoil in the economy has adversely affected our guest counts and, in turn, our operating results and cash generated by operations.  The Company expects to incur a net loss in 2010.  In order to improve the cash flows in our business, we continue to roll out a new breakfast program at our Marie Callender’s restaurants, have improved systems to more effectively manage our food and labor costs, have upgraded our management staff and certain equipment in our Foxtail division to drive higher operating efficiencies and have reduced overall planned capital expenditures for 2010.  We continually review general and administrative expenditures to identify and implement cost-saving measures.  Management expects these initiatives together with the Company’s cash provided by operations and borrowing capacity under the Revolver to provide sufficient liquidity for at least the next twelve months.  However, there can be no assurance as to whether these or other actions will enable us to generate sufficient cash flow to fund our operations and service our substantial debt.

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

Perkins Marketing Fund and Gift Cards

The Company maintains a marketing fund (the “Marketing Fund”) to pool the resources of the Company and its franchisees for advertising purposes and to promote the Perkins brand in accordance with the system’s advertising policy and its franchise agreements. The Company has classified approximately $4,786,000 and $6,912,000 as of December 27, 2009 and December 28, 2008, respectively, as restricted cash on its Consolidated Balance Sheets related to the Marketing Fund.  These amounts represent funds contributed by franchisees specifically for the purpose of advertising. The Company has also recorded liabilities of approximately $4,327,000 and $5,316,000 as of December 27, 2009 and December 28, 2008, respectively, which are included in franchise advertising contributions on the accompanying Consolidated Balance Sheets and represents franchisee contributions for advertising services not yet provided.

The Company issues gift cards and, prior to March 2005, also issued gift certificates (collectively, “gift cards”), both of which contain no expiration dates or inactivity fees.  The Company recognizes revenue from gift cards when they are redeemed by the customer.  The Company recognizes income from unredeemed gift cards (“gift card breakage”) when there is sufficient historical data to support an estimate, the likelihood of redemption is remote and there is no legal obligation to remit the unredeemed gift card balances to the state tax authorities under applicable escheat regulations.  Gift card breakage is determined based on historical redemption patterns and included in other, net in the Consolidated Statements of Operations.  Management concluded in the first quarter of 2009 that it had sufficient evidence to estimate the gift card breakage rate on Perkins gift cards and recorded $865,000 of gift card breakage.  Management concluded in the second fiscal quarter of 2009 that it had sufficient evidence to estimate the gift card breakage rate on Marie Callender’s gift cards and recorded $1,576,000 of gift card breakage.  These initial recognitions of breakage income in the first and second quarters of 2009 include amounts related to gift cards sold since the inception of our gift card programs in 2005.  For the fiscal year ended December 27, 2009, we recorded $2,811,000 of breakage income of which we consider $2,195,000 to be a non-recurring cumulative adjustment.  As of December 27, 2009 and December 28, 2008, the Company had approximately $3,324,000 and $3,228,000, respectively, of net gift card proceeds received from Perkins’ franchisees, which, although not legally restricted, is reflected as restricted cash and accrued expenses on its Consolidated Balance Sheets.

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

Goodwill and Intangible Assets

As of December 27, 2009 and December 28, 2008, we had approximately $170,113,000 and $173,947,000, respectively, of goodwill and intangible assets on our Consolidated Balance Sheets primarily resulting from the Acquisition. We account for our goodwill and other intangible assets in accordance with ASC 350, “Intangibles-Goodwill and Other”, which provides guidance regarding the recognition and measurement of intangible assets, eliminates the amortization of certain intangibles and requires assessments for impairment of intangible assets that are not subject to amortization at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our annual evaluation, performed as of year-end or on an interim basis if circumstances warrant, requires the use of estimates about the future cash flows of each of our reporting units and non-amortizing intangibles to determine their estimated fair values. Fair values of the goodwill reporting units are calculated using discounted future cash flows and market-based comparative values.  We estimate the fair values of our non-amortizing intangible assets, principally trade names, using a relief from royalty cash flow method. Changes in forecasted operations and changes in discount rates can materially affect these estimates. However, once an impairment of goodwill or intangible assets has been recorded, it cannot be reversed.

In 2009, the Company recorded a non-cash charge of $1,496,000 to dispose of a customer relationship intangible asset resulting from the termination of a customer contract at Foxtail.  As of December 27, 2009, we conducted our annual impairment test of goodwill and non-amortizing intangible assets and determined that no additional impairment charge was required.  Due to the decrease in the Company’s operating results during 2008 compared to 2007 and the decline in general economic conditions impacting the restaurant industry, management conducted an interim goodwill and non-amortizing intangible assets impairment evaluation during the quarter ended October 5, 2008. Because the carrying values of the reporting units in both the franchise and Foxtail reporting units exceeded their respective estimated fair values, the Company completed step two of the goodwill test and concluded that the goodwill of both reporting units was fully impaired as of October 5, 2008.  Accordingly, the Company recorded a non-cash goodwill impairment charge of $47,444,000 in the quarter ended October 5, 2008, which represents the cumulative impairments of goodwill recorded by the Company.  See Note 7 of the Notes to our Consolidated Financial Statements included in this Amendment.

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

Subsequent Events.  On March 15, 2010, Pete M. Pascuzzi tendered his resignation as the Executive Vice President and Chief Operating Officer of Perkins & Marie Callender’s Inc., effective as of March 28, 2010.  On March 31, 2010, we announced the appointment of Richard K. Arras as President of the Perkins division, effective as of April 19, 2010.

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

	Consolidated Results			Restaurant Operations			Franchise Operations
	2009	2008	2007	2009	2008	2007	2009	2008	2007
		Restated						Restated
Food sales	$528,815	572,550	576,816	470,346	503,242	510,863	-	-	-
Franchise and other revenue	28,305	29,508	30,896	-	-	-	22,532	24,141	25,982
Intersegment revenue	(21,052)	(20,088)	(19,826)	-	-	-	-	-	-
Total revenues	536,068	581,970	587,886	470,346	503,242	510,863	22,532	24,141	25,982

Food cost	26.0%	29.2%	28.5%	25.4%	26.9%	27.1%	n/a	n/a	n/a
Labor and benefits	33.1%	32.4%	32.2%	36.1%	35.5%	35.3%	n/a	n/a	n/a
Operating expenses	27.2%	26.2%	25.4%	29.3%	28.3%	27.6%	8.3%	8.3%	8.5%

Segment (loss) profit	$(36,219)	(80,195)	(16,335)	24,551	26,806	32,459	20,665	(21,396)	23,774

	Foxtail (a)			Other (b)
	2009	2008	2007	2009	2008	2007
		Restated
Food sales	$58,469	69,308	65,953	-	-	-
Franchise and other revenue	-	-	-	5,773	5,367	4,914
Intersegment revenue	(21,052)	(20,088)	(19,826)	-	-	-
Total revenues	37,417	49,220	46,127	5,773	5,367	4,914

Food cost	56.8%	65.9%	60.9%	n/a	n/a	n/a
Labor and benefits	12.6%	13.5%	13.1%	n/a	n/a	n/a
Operating expenses	10.5%	11.0%	9.7%	n/a	n/a	n/a

Segment (loss) profit	$4,162	(6,743)	3,687	(85,597)	(78,862)	(76,255)

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

Franchise segment profit increased by $42,061,000 in 2009 compared to 2008 due primarily to a non-cash goodwill impairment charge of $43,537,000 in 2008.  Excluding the impairment charge, franchise segment profit decreased by $1,476,000 due primarily to the decrease in royalty revenue.  See Note 7 of the Notes to our Consolidated Financial Statements included in this Amendment for a discussion of goodwill impairment charges.

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

Foxtail’s revenues, net of intercompany sales, decreased approximately $11,803,000 compared to the prior year. The decrease was primarily due to a decrease in sales to external customers resulting primarily from macro-economic conditions.  The segment profit of approximately $4,162,000 in 2009 represented an increase of approximately $10,905,000 as compared to the segment loss of $6,743,000 in the prior year.  The increase was primarily due to lower commodity and marketing costs in fiscal 2009 and a non-cash goodwill impairment charge of $3,907,000 in the third quarter of 2008.

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

Foxtail revenues of $37,417,000 and $49,220,000 in 2009 and 2008, respectively, accounted for 7.0% and 8.5% of total revenues, respectively. The decrease of $11,803,000 was primarily due to a decline in sales to external customers due to macro-economic conditions, with an approximate $2,114,000 decrease in sales to one particular customer.

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

Goodwill Impairment

Due to the decrease in the Company’s operating results during 2008 compared to 2007 and the decline in general economic conditions impacting the restaurant industry, management conducted an interim goodwill impairment evaluation during the quarter ended October 5, 2008. Fair values of the reporting units were calculated using discounted future cash flows and market-based comparative values.  Because the carrying values of the reporting units for both the franchise and Foxtail reporting units exceeded their respective estimated fair values, the Company completed step two of the goodwill test and concluded that the goodwill of those reporting units was impaired as of October 5, 2008. Accordingly, in the quarter ended October 5, 2008, the Company recorded a non-cash goodwill impairment charge of $47,444,000, of which $43,537,000 was charged to the franchise segment and $3,907,000 was charged to the Foxtail segment.  No impairment charge was required for the goodwill associated with the restaurant reporting unit or the Company’s non-amortizing intangibles.  In 2009, the Company recorded a non-cash charge of $1,496,000 to dispose of a customer relationship intangible asset resulting from the termination of a customer contract at Foxtail.  As of December 27, 2009, we conducted our annual impairment test of goodwill and non-amortizing intangible assets and determined that no additional impairment charge was required.

Loss on Extinguishment of Debt

In connection with the September 2008 refinancing transaction (see “Capital Resources and Liquidity” below), we terminated our pre-existing credit agreement and consequently incurred a $2,952,000 loss due to the write-off of deferred financing costs related to that agreement.

Taxes

The effective federal and state income tax rates were (0.5)% and 2.2% in 2009 and 2008, respectively. Our rates differ from the statutory rate primarily due to a valuation allowance against deferred tax deductions, losses and credits.  The effective income tax rate for 2009 primarily reflects state tax expense related to gross receipts taxes and the net benefit and interest on prior year, settled and expired uncertain tax positions.

Year Ended December 28, 2008 Compared to the Year Ended December 30, 2007

Segment Overview

Restaurant Operations Segment

Perkins comparable restaurant sales decreased by 2.8% and Marie Callender’s comparable restaurant sales decreased by 6.5% in 2008 as compared to 2007. The decrease in comparable sales resulted primarily from a decrease in comparable guest counts due to macro-economic conditions. Total restaurant segment revenues decreased approximately $7,621,000 in 2008, also due primarily to the decrease in comparable guest counts resulting from macro-economic conditions.  During 2008, the Company opened two Perkins restaurants and closed one Marie Callender’s restaurant.

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

Franchise segment profit decreased by $45,170,000 in 2008 compared to 2007 due primarily to a non-cash goodwill impairment charge of $43,537,000.  Excluding the impairment charge, franchise segment profit decreased by $1,633,000 due primarily to the decrease in royalty revenue.  See Note 7 of the Notes to our Consolidated Financial Statements contained herein.

During 2008, franchisees opened two Perkins restaurants, closed eight Perkins restaurants, opened one Marie Callender’s restaurant and closed three Marie Callender’s restaurants.

Foxtail Segment

Foxtail’s revenues, net of intercompany sales, increased approximately $3,093,000 compared to the prior year. The increase was primarily due to increases in selling prices over all major product lines partially offset by decreases in sales volumes resulting primarily from macro-economic conditions.  The segment loss of approximately $6,743,000 in 2008 represented a decline of approximately $10,430,000 as compared to the segment income of $3,687,000 in the prior year.  The decline was primarily due to increased raw materials costs, primarily the result of increases in commodity prices, a non-cash goodwill impairment charge of $3,907,000 in the third quarter of 2008, a decrease in contribution margin attributable to an approximate 5.5% decrease in sales volume, in addition to increases of approximately $1,250,000 in outside services and $800,000 in marketing programs and allowances.

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

Foxtail revenues of $49,220,000 and $46,127,000 in 2008 and 2007, respectively, accounted for 8.5% and 7.8% of total revenues, respectively. The increase of $3,093,000 was primarily due to increases in selling prices over all major product lines, partially offset by decreases in sales volume.

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

Transaction Costs

The Company has classified certain expenses incurred in fiscal 2007 and 2006 as transaction costs on its Consolidated Statements of Operations.  Transaction costs include expenses directly attributable to the Acquisition in September 2005 and the combination with WRG in 2006 and certain non-recurring expenses incurred as a result of the Acquisition and the combination.  There were no transaction costs for 2008. Transaction costs were $1,013,000 for 2007. The direct expenses consisted of administrative, consultative and legal expenses.

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

Goodwill Impairment

At December 30, 2007, the Company had $70,544,000 of goodwill, of which $23,100,000 was attributable to restaurant operations, $43,537,000 was attributable to franchise operations and $3,907,000 was attributable to the Foxtail segment. The goodwill originated from the acquisition of the Company in September 2005. Due to the decrease in the Company’s operating results during 2008 compared to 2007 and the decline in general economic conditions impacting the restaurant industry, management conducted an interim goodwill impairment evaluation during the quarter ended October 5, 2008. Fair values of the reporting units were calculated using discounted future cash flows and market-based comparative values.  Because the carrying values of the reporting units for both the franchise and Foxtail reporting units exceeded their respective estimated fair values, the Company completed step two of the goodwill test and concluded that the goodwill of those reporting units was impaired as of October 5, 2008. Accordingly, in the quarter ended October 5, 2008, the Company recorded a non-cash goodwill impairment charge of $47,444,000, of which $43,537,000 was charged to the franchise segment and $3,907,000 was charged to the Foxtail segment.  No impairment charge was required for the goodwill associated with the restaurant reporting unit or the Company’s non-amortizing intangibles.  As of December 28, 2008, we conducted our annual impairment test of goodwill and non-amortizing intangible assets and determined that no additional impairment charge was required.

Loss on Extinguishment of Debt

In connection with the September 2008 refinancing transaction (see “Capital Resources and Liquidity” below), we terminated our pre-existing credit agreement and consequently incurred a $2,952,000 loss due to the write-off of deferred financing costs related to that agreement.

Taxes

The effective federal and state income tax rates were 2.2% and (10.5)% in 2008 and 2007, respectively. Our rates differ from the statutory rate primarily due to a valuation allowance against deferred tax deductions, losses and credits.  The effective income tax rate for 2008 reflects the current and deferred tax benefits of losses and credits and the net benefit and interest on settled and expired uncertain tax positions.  The write-down of goodwill was not a tax-deductible item and consequently reduced the Company’s effective income tax rate by (19.7)%.

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

We have experienced a decline in comparable restaurant sales and declining profits in our restaurants in both 2009 and 2008.  The ongoing turmoil in the economy has adversely affected our guest counts and, in turn, our operating results and cash generated by operations.  The Company expects to incur a net loss in 2010.  In order to improve the cash flows in our business, we continue to roll out a new breakfast program at our Marie Callender’s restaurants, improved systems to more effectively manage our food and labor costs, upgraded our management staff and certain equipment in our Foxtail division to drive higher operating efficiencies, reduced overall planned capital expenditures for 2010, and we continually review general and administrative expenditures.  Management expects these initiatives together with the Company’s cash provided by operations and borrowing capacity to provide sufficient liquidity through 2010.  However, there can be no assurance as to whether these or other actions will enable us to generate sufficient cash flow to fund our operations and service our debt.

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

Cash Contractual Obligations and Off-Balance Sheet Arrangements.

Cash Contractual Obligations

The following table represents our contractual commitments associated with our debt and other obligations as of December 27, 2009 (in thousands):

	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Thereafter	Total
Contractual Obligations (1)
10% Senior Notes	$—	—	—	190,000	—	—	190,000
Secured Notes	—	—	—	132,000	—	—	132,000
Revolver	—	—	—	11,171	—	—	11,171
Capital lease obligations	1,581	1,406	1,374	1,381	1,403	16,178	23,323
Operating leases	36,631	34,266	32,578	29,919	27,308	229,667	390,369
Interest on indebtedness (2)	38,148	38,148	38,148	23,601	—	—	138,045
Purchase commitments (3)	47,546	1,581	730	449	449	898	51,653
Management fee (4)	—	—	—	22,524	—	—	22,524
Total contractual obligations	$123,906	75,401	72,830	411,045	29,160	246,743	959,085
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

As discussed in Note 19 to the consolidated financial statements, the accompanying consolidated financial statements have been restated.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 29, 2010 (June 7, 2010 as to the effects of the restatement discussed in Note 19 and as to subsequent events discussed in Note 20)

PERKINS & MARIE CALLENDER’S INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands)

	Year Ended	Year Ended	Year Ended
	December 27,	December 28,	December 30,
	2009	2008	2007
REVENUES:		Restated
Food sales	$507,763	552,462	556,990
Franchise and other revenue	28,305	29,508	30,896
Total revenues	536,068	581,970	587,886
COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	131,765	161,103	158,708
Labor and benefits	177,672	188,431	189,307
Operating expenses	145,630	152,260	149,437
General and administrative	46,153	47,829	44,874
Transaction costs	-	-	1,013
Depreciation and amortization	24,041	24,699	24,822
Interest, net	44,120	36,689	31,180
Asset impairments and closed store expenses	5,997	1,797	2,463
Goodwill impairment	-	47,444	-
Loss on extinguishments of debt	-	2,952	-
Other, net	(3,460)	446	228
Total costs and expenses	571,918	663,650	602,032
Loss before income taxes	(35,850)	(81,680)	(14,146)
Benefit from (provision for) income taxes	(171)	1,769	(1,482)
Net loss	(36,021)	(79,911)	(15,628)
Less: net earnings attributable to
non-controlling interests	198	284	707
Net loss attributable to Perkins & Marie
Callender's Inc.	$(36,219)	(80,195)	(16,335)

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except in par value)

	December 27,	December 28,
	2009	2008
ASSETS	Restated	Restated
CURRENT ASSETS:
Cash and cash equivalents	$4,288	4,613
Restricted cash	8,110	10,140
Receivables, less allowances for doubtful accounts of $829 and $954 in 2009 and 2008, respectively	18,125	21,386
Inventories	11,062	12,300
Prepaid expenses and other current assets	1,864	2,996
Total current assets	43,449	51,435

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $156,898 and $150,056 in 2009 and 2008, respectively	75,219	93,500
INVESTMENT IN UNCONSOLIDATED PARTNERSHIP	50	48
GOODWILL	23,100	23,100
INTANGIBLE ASSETS, net of accumulated amortization of $20,179 and $19,963 in 2009 and 2008, respectively	147,013	150,847
OTHER ASSETS	16,074	17,842
TOTAL ASSETS	$304,905	336,772

LIABILITIES AND DEFICIT

CURRENT LIABILITIES:
Accounts payable	14,657	18,295
Accrued expenses	41,605	47,040
Franchise advertising contributions	4,327	5,316
Current maturities of long-term debt and capital lease obligations	503	382
Total current liabilities	61,092	71,033

LONG-TERM DEBT, less current maturities	326,042	316,534
CAPITAL LEASE OBLIGATIONS, less current maturities	11,054	13,715
DEFERRED RENT	17,092	15,343
OTHER LIABILITIES	22,277	17,741
DEFERRED INCOME TAXES	45,457	45,457

DEFICIT:
Common stock, $.01 par value; 100,000 shares authorized;
10,820 issued and outstanding	1	1
Additional paid-in capital	150,870	149,851
Accumulated other comprehensive income (loss)	45	(4)
Accumulated deficit	(329,333)	(293,114)
Total PMCI stockholder's deficit	(178,417)	(143,266)
Noncontrolling interests	308	215
Total deficit	(178,109)	(143,051)
TOTAL LIABILITIES AND DEFICIT	$304,905	336,772

 The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Year Ended	Year Ended	Year Ended
	December 27,	December 28,	December 30,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:		Restated
Net loss	$(36,021)	(79,911)	(15,628)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	24,041	24,699	24,822
Asset impairments	4,476	1,292	2,237
Amortization of debt discount	1,540	647	324
Other non-cash income and expense items	(2,475)	(12)	333
Loss on disposition of assets	1,521	505	226
Goodwill impairment	-	47,444	-
Loss on extinguishment of debt	-	2,952	-
Equity in net (income) loss of unconsolidated partnership	(2)	5	82
Net changes in operating assets and liabilities	7,541	(7,110)	3,083
Total adjustments	36,642	70,422	31,107
Net cash provided by (used in) operating activities	621	(9,489)	15,479

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,733)	(18,336)	(31,547)
Proceeds from sale of assets	494	687	21
Net cash used in investing activities	(8,239)	(17,649)	(31,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	31,778	84,848	75,100
Repayment of revolving credit facilities	(23,791)	(101,664)	(55,100)
Proceeds from Secured Notes, net of $7,537 discount	-	124,463	-
Repayment of Term Loan	-	(98,750)	(750)
Repayment of capital lease obligations	(429)	(413)	(702)
Proceeds from (repayment of) other debt	(18)	(18)	82
Debt financing costs	(142)	(9,559)	-
Lessor financing of new restaurants	-	2,286	6,107
Distributions to non-controlling interest holders	(105)	(402)	(519)
Capital contributions	-	12,500	1,792
Repurchase of equity ownership units in P&MC's Holding LLC	-	(572)	-
Net cash provided by financing activities	7,293	12,719	26,010

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(325)	(14,419)	9,963

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	4,613	19,032	9,069
Balance, end of period	$4,288	4,613	19,032

 The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT
 (In thousands)

				Accumulated
		Additional		Other	Total PMCI
	Common	Paid-in	Accumulated	Comprehensive	Stockholder's	Noncontrolling	Total
	Stock	Capital	Deficit	Income (Loss)	Deficit	Interests	Deficit

Balance, January 1, 2007, as reported	$1	136,131	(191,816)	13	(55,671)	75	(55,596)
Adjustments	-	-	(4,951)	-	(4,951)	-	(4,951)

Balance, January 1, 2007, restated	1	136,131	(196,767)	13	(60,622)	75	(60,547)

Cumulative adjustment upon adoption of FIN 48	-	-	183	-	183	-	183

Capital contribution	-	1,792	-	-	1,792	-	1,792

Distributions to non-controlling interest holders	-	-	-	-	-	(519)	(519)

Consolidation of previously unconsolidated limited partnership	-	-	-	-	-	70	70

Net (loss) earnings	-	-	(16,335)	-	(16,335)	707	(15,628)
Currency translation adjustment	-	-	-	73	73	-	73
Total comprehensive loss							(15,555)
Balance, December 30, 2007, restated	1	137,923	(212,919)	86	(74,909)	333	(74,576)

Capital contribution	-	12,500	-	-	12,500	-	12,500

Distribution of equity ownership units in P&MC's Holding LLC	-	(572)	-	-	(572)	-	(572)

Distributions to non-controlling interest holders	-	-	-	-	-	(402)	(402)

Net (loss) earnings, restated	-	-	(80,195)	-	(80,195)	284	(79,911)
Currency translation adjustment	-	-	-	(90)	(90)	-	(90)
Total comprehensive loss							(80,001)
Balance, December 28, 2008, restated	1	149,851	(293,114)	(4)	(143,266)	215	(143,051)

Lease termination by related party (non-cash)	-	1,019	-	-	1,019	-	1,019

Distributions to non-controlling interest holders	-	-	-	-	-	(105)	(105)

Net (loss) earnings	-	-	(36,219)	-	(36,219)	198	(36,021)
Currency translation adjustment	-	-	-	49	49	-	49
Total comprehensive loss							(35,972)
Balance, December 27, 2009, restated	$1	150,870	(329,333)	45	(178,417)	308	(178,109)

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

(2) OPERATIONS, FINANCIAL POSITION AND LIQUIDITY:

At December 27, 2009, we had a negative working capital balance of $17,643,000 and a total PMCI stockholder’s deficit of $178,417,000.  We also had $4,288,000 in unrestricted cash and cash equivalents and $4,605,000 of borrowing capacity under our revolving credit facility.

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

Perkins Marketing Fund and Gift Cards

The Company maintains a marketing fund (the “Marketing Fund”) to pool the resources of the Company and its franchisees for advertising purposes and to promote the Perkins brand in accordance with the system’s advertising policy and its franchise agreements. The Company has classified approximately $4,786,000 and $6,912,000 as of December 27, 2009 and December 28, 2008, respectively, as restricted cash on its Consolidated Balance Sheets related to the Marketing Fund.  These amounts represent funds contributed by franchisees specifically for the purpose of advertising. The Company has also recorded liabilities of approximately $4,327,000 and $5,316,000 as of December 27, 2009 and December 28, 2008, respectively, which are included in franchise advertising contributions on the accompanying Consolidated Balance Sheets and represent franchisee contributions for advertising services not yet provided.

The Company issues gift cards and, prior to March 2005, also issued gift certificates (collectively, “gift cards”), both of which contain no expiration dates or inactivity fees.  The Company recognizes revenue from gift cards when they are redeemed by the customer.  The Company recognizes income from unredeemed gift cards (“gift card breakage”) when there is sufficient historical data to support an estimate, the likelihood of redemption is remote and there is no legal obligation to remit the unredeemed gift card balances to the state tax authorities under applicable escheat regulations.  Gift card breakage is determined based on historical redemption patterns and included in other, net in the Consolidated Statements of Operations.  Management concluded in the first quarter of 2009 that it had sufficient evidence to estimate the gift card breakage rate on Perkins gift cards and recorded $865,000 of gift card breakage.  Management concluded in the second fiscal quarter of 2009 that it had sufficient evidence to estimate the gift card breakage rate on Marie Callender’s gift cards and recorded $1,576,000 of gift card breakage.  These initial recognitions of breakage income in the first and second quarters of 2009 include amounts related to gift cards sold since the inception of our gift card programs in 2005.  For the fiscal year ended December 27, 2009, we recorded $2,811,000 of breakage income of which we consider $2,195,000 to be a non-recurring cumulative adjustment.  As of December 27, 2009 and December 28, 2008, the Company had approximately $3,324,000 and $3,228,000, respectively, of net gift card proceeds received from Perkins’ franchisees, which, although not legally restricted, is reflected as restricted cash and accrued expenses on its Consolidated Balance Sheets.

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

Goodwill and Intangible Assets

As of December 27, 2009 and December 28, 2008, we had approximately $170,113,000 and $173,947,000, respectively, of goodwill and intangible assets on our Consolidated Balance Sheets. We assess our goodwill and non-amortizing intangible assets for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our annual evaluation, performed as of year-end, or on an interim basis when circumstances warrant, requires the use of estimates about the future cash flows associated with each of our reporting units and non-amortizing intangibles to determine their estimated fair values. Fair values of the goodwill reporting units are calculated using discounted future cash flows and market-based comparative values.  We estimate the fair values of our non-amortizing intangible assets, principally trade names, using a relief from royalty cash flow method. Changes in forecasted operations and changes in discount rates can materially affect these estimates. However, once an impairment of goodwill or intangible assets has been recorded, it cannot be reversed.

In 2009, the Company recorded a non-cash charge of $1,496,000 to dispose of a customer relationship intangible asset resulting from the termination of a customer contract at Foxtail.  As of December 27, 2009, we conducted our annual impairment test of goodwill and non-amortizing intangible assets and determined that no impairment charge was required.  Due to the decrease in the Company’s operating results during 2008 compared to 2007 and the decline in general economic conditions impacting the restaurant industry, management conducted an interim goodwill and non-amortizing intangible asset impairment evaluation during the quarter ended October 5, 2008. Because the carrying values of the reporting units in both the franchise and Foxtail reporting units exceeded their respective estimated fair values, the Company completed step two of the goodwill test and concluded that the goodwill of both reporting units was fully impaired as of October 5, 2008. Accordingly, the Company recorded a non-cash goodwill impairment charge of $47,444,000 in the quarter ended October 5, 2008.  This amount represents the cumulative impairment of goodwill recorded by the Company.  See Note 7 of the Notes to our Consolidated Financial Statements included in this Amendment.

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

In February 2010, the FASB issued ASU 2010-09, which amends ASC 855 to address certain implementation issues related to performing and disclosing subsequent events procedures.  The Company included the requirements of this guidance in the preparation of the accompanying financial statements.

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

Depreciation expense for property & equipment was approximately $21,703,000, $22,230,000 and $21,346,000 for the years ended December 27,2009, December 28, 2008 and December 30, 2007, respectively.

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

(7) GOODWILL AND INTANGIBLE ASSETS:

Goodwill

Due to the decrease in the Company’s operating results during 2008 compared to 2007 and the decline in general economic conditions impacting the restaurant industry, management conducted an interim goodwill impairment evaluation during the quarter ended October 5, 2008. Fair values of the reporting units were calculated using discounted future cash flows and market-based comparative values.  Because the carrying values of the reporting units for both the franchise and Foxtail reporting units exceeded their respective estimated fair values, the Company completed step two of the goodwill test and concluded that the goodwill of those reporting units was impaired as of October 5, 2008. Accordingly, in the quarter ended October 5, 2008, the Company recorded a non-cash goodwill impairment charge of $47,444,000, of which $43,537,000 was charged to the franchise segment and $3,907,000 was charged to the Foxtail segment.  No impairment charge was required for the goodwill associated with the restaurant reporting unit or the Company’s non-amortizing intangibles.  In 2009, the Company recorded a non-cash charge of $1,496,000 to dispose of a customer relationship intangible asset resulting from the termination of a customer contract at Foxtail. As of December 27, 2009, we conducted our annual impairment test of goodwill and non-amortizing intangible assets and determined that no additional impairment charge was required.

The following schedule presents the carrying amount of goodwill attributable to each reportable operating segment and changes therein (in thousands):

	Restaurant Operations	Franchise Operations	Foxtail	Total Company
	Restated	Restated	Restated	Restated
Balance as of December 30, 2007	$23,100	43,537	3,907	70,544
Goodwill impairment charge	—	(43,537)	(3,907)	(47,444)
Balance as of December 28, 2008	23,100	—	—	23,100
Adjustments	—	—	—	—
Balance as of December 27, 2009	$23,100	─	─	23,100

Intangible Assets

The components of our identifiable intangible assets are as follows (in thousands):

	December 27, 2009	December 28, 2008
Amortizing intangible assets:
Franchise agreements	$35,000	35,000
Customer relationships	10,000	13,300
Acquired franchise rights	10,758	11,076
Design prototype	834	834
Subtotal	56,592	60,210
Less — accumulated amortization	(20,179)	(19,963)
Net amortizing intangible assets	36,413	40,247
Non-amortizing intangible asset:
Trade names	110,600	110,600
Total intangible assets	$147,013	150,847

Amortization expense for intangible assets was approximately $2,338,000, $2,469,000 and $3,476,000 for fiscal years 2009, 2008 and 2007, respectively. Estimated amortization expense of such intangible assets for the five succeeding fiscal years is as follows (in thousands):

Estimated Amortization Expense
2010	$2,056
2011	2,016
2012	1,962
2013	1,849
2014	1,820

(8) ACCRUED EXPENSES:

Accrued expenses consisted of the following (in thousands):

	December 27, 2009	December 28, 2008
Payroll and related benefits	$15,423	15,017
Property, real estate and sales taxes	4,267	4,118
Insurance	2,219	1,874
Gift cards and gift certificates	5,090	7,446
Advertising	792	978
Interest	6,065	9,634
Other	7,749	7,973
	$41,605	47,040

(9) LONG-TERM DEBT:

Long-term debt consisted of the following (in thousands):

	December 27, 2009	December 28, 2008
10% Senior Notes, due October 1, 2013, net of discount of $1,219 and $1,548, respectively	$188,781	188,452
Secured Notes, due May 31, 2013, net of discount of $6,010 and $7,220, respectively	125,990	124,780
Revolver, due February 28, 2013	11,171	3,184
Promissory Note, due January 2011	100	100
Other	15	33
	326,057	316,549
Less current maturities	(15)	(15)
	$326,042	316,534

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

(10) INCOME TAXES:

The following is a summary of the components of the benefit from (provision for) income taxes (in thousands):

	December 27, 2009	December 28, 2008	December 30, 2007
Current:
Federal	$47	1,929	(1,274)
State and local	(218)	82	258
Total current benefit (provision)	(171)	2,011	(1,016)
Deferred:
Federal	-	(242)	(248)
State and local	-	-	(218)
Total deferred provision	-	(242)	(466)
Benefit from (provision for) income taxes	$(171)	1,769	(1,482)

A reconciliation of the statutory Federal income tax rate to the Company’s effective income tax rate is as follows:

	December 27, 2009	December 28, 2008	December 30, 2007
		Restated
Federal statutory rate	34.0%	34.0%	34.0%
Federal income tax credits and addbacks	5.4%	2.5%	1.2%
State income taxes, net of Federal taxes	7.8%	2.3%	(1.2)%
Changes in uncertain tax positions	0.2%	0.6%	(6.1)%
Non-deductible goodwill impairment	-	(19.7)%	-
Non-deductible interest, expenses, other, net	(1.1)%	0.2%	0.9%
Federal and state valuation allowances	(46.8)%	(17.7)%	(39.3)%
Effective tax rate	(0.5)%	2.2%	(10.5)%

The following is a summary of the significant components of our deferred tax position (in thousands):

	December 27, 2009	December 28, 2008
	Restated	Restated
Deferred tax assets:
Net operating loss carryforwards	$24,165	18,176
Accrued expenses not currently deductible	17,149	15,371
Tax credit carryforwards	13,261	10,278
Property, equipment, and improvements — tax basis in excess of book basis	14,440	14,429
Capital leases	4,611	2,046
Total deferred tax assets	73,626	60,300
Less valuation allowance	(59,197)	(43,498)
	14,429	16,802
Deferred tax liabilities:
Investment in unconsolidated partnership	-	(18)
Intangible assets — amortizing — book basis in excess of tax basis	(14,429)	(16,784)
Intangible assets — non-amortizing — book basis in excess of tax basis	(45,457)	(45,457)
	(59,886)	(62,259)
Net deferred tax liabilities	$(45,457)	(45,457)

The valuation allowance for deferred tax assets as of December 27, 2009, and December 28, 2008 was $59,197,000, and $43,498,000, respectively.  The change in the valuation allowance of $15,699,000 relates primarily to the increase in deferred deductible differences related to fixed assets, intangibles, capital leases, accrued expenses, net operating losses and tax credit carryforwards net of uncertain tax positions.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 27, 2009.  In that regard, management also believes its deferred tax liabilities, other than those related to non-amortizing intangible assets, will reverse within the same period as its deferred tax assets, thereby only requiring a valuation allowance on the Company’s net deferred tax asset position except for deferred tax liabilities related to non-amortizing intangible assets.

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

(11) RELATED PARTY TRANSACTIONS:

Management Agreement

We are party to a management agreement with Castle Harlan under which Castle Harlan provides business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to our parent and us. As compensation for those services, we pay Castle Harlan an annual management fee equal to 3% of the aggregate equity contributions made by Castle Harlan Partners IV, L.P. (“CHP IV”) and Castle Harlan Partners III, L.P. and their affiliates (including their limited partners), payable quarterly in advance. If, at any time, CHP IV or CHP III or their affiliates (including their limited partners) make any additional equity contributions to any of our parent or us, we will pay Castle Harlan an annual management fee equal to 3% of each such equity contribution. We will also pay or reimburse Castle Harlan for all out-of-pocket fees and expenses incurred by Castle Harlan and any advisors, consultants, legal counsel and other professionals engaged by Castle Harlan to assist in the provision of services under the management agreement.

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

The following presents revenues and other financial information by business segment (in thousands):

	Year Ended	Year Ended		Year Ended
	December 27, 2009	December 28, 2008		December 30, 2007
Revenues		Restated
Restaurant operations	$470,346	503,242		510,863
Franchise operations	22,532	24,141		25,982
Foxtail	58,469	69,308		65,953
Intersegment revenue	(21,052)	(20,088)		(19,826)
Other	5,773	5,367		4,914
Total	$536,068	581,970		587,886

Depreciation and amortization
Restaurant operations	18,546	19,563		18,913
Franchise operations	-	-		-
Foxtail	2,103	1,792		1,576
Other	3,392	3,344		4,333
Total	$24,041	24,699		24,822

Segment net income (loss) attributable to PMCI
Restaurant operations	24,551	26,806		32,459
Franchise operations	20,665	(21,396)	(a)	23,774
Foxtail	4,162	(6,743)	(a)	3,687
Other	(85,597)	(78,862)		(76,255)
Total	$(36,219)	(80,195)	(a)	(16,335)

(a)   In 2008, the Company recorded a non-cash goodwill impairment charge of $47,444,000, of which $43,537,000 was charged to the franchise segment and $3,907,000 was charged to the Foxtail segment.

	December 27, 2009	December 28, 2008
Segment assets	Restated	Restated
Restaurant operations	$132,611	144,399
Franchise operations	101,672	102,719
Foxtail	31,754	37,575
Other	38,868	52,079
Total	$304,905	336,772

Goodwill
Restaurant operations	23,100	23,100
Franchise operations	-	-
Foxtail	-	-
Other	-	-
Total	$23,100	23,100

	Year Ended	Year Ended	Year Ended
	December 27, 2009	December 28, 2008	December 30, 2007
Capital Expenditures
Restaurant operations	$7,630	12,489	29,095
Franchise operations	-	-	-
Foxtail	727	4,710	1,476
Other	376	1,137	976
Total	$8,733	18,336	31,547

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

Consolidating statement of operations for the year ended December 27, 2009 (in thousands):

		Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI

REVENUES:
Food sales	$314,293	167,509	25,961	-	507,763
Franchise and other revenue	19,062	9,243	-	-	28,305
Total revenues	333,355	176,752	25,961	-	536,068

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	81,590	43,517	6,658	-	131,765
Labor and benefits	106,842	61,716	9,114	-	177,672
Operating expenses	85,118	51,002	9,510	-	145,630
General and administrative	39,018	7,135	-	-	46,153
Depreciation and amortization	17,408	6,014	619	-	24,041
Interest, net	43,395	725	-	-	44,120
Asset impairments and closed store expenses	3,233	2,677	87	-	5,997
Other, net	(1,638)	(1,822)	-	-	(3,460)
Total costs and expenses	374,966	170,964	25,988	-	571,918
Loss before income taxes	(41,611)	5,788	(27)	-	(35,850)
Provision for income taxes	(171)	-	-	-	(171)
Net (loss) income	(41,782)	5,788	(27)	-	(36,021)
Less: net earnings attributable to noncontrolling interests	-	-	198	-	198
Equity in (loss) earnings of subsidiaries	5,761	-	-	(5,761)	-
Net (loss) income attributable to Perkins & Marie Callender's Inc.	$(36,021)	5,788	(225)	(5,761)	(36,219)

Consolidating statement of operations for the year ended December 28, 2008 (in thousands):

		Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI
	Restated				Restated
REVENUES:
Food sales	$344,869	179,792	27,801	-	552,462
Franchise and other revenue	19,993	9,515	-	-	29,508
Total revenues	364,862	189,307	27,801	-	581,970

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	100,841	51,175	9,087	-	161,103
Labor and benefits	115,931	63,163	9,337	-	188,431
Operating expenses	90,388	53,683	8,189	-	152,260
General and administrative	42,590	5,239	-	-	47,829
Depreciation and amortization	17,794	6,183	722	-	24,699
Interest, net	35,604	1,085	-	-	36,689
Asset impairments and closed store expenses	221	1,523	53	-	1,797
Goodwill impairment	47,444	-	-	-	47,444
Loss on extinguishment of debt	2,952	-	-	-	2,952
Other, net	446	-	-	-	446
Total costs and expenses	454,211	182,051	27,388	-	663,650
Income (loss) before income taxes	(89,349)	7,256	413	-	(81,680)
Benefit from income taxes	1,769	-	-	-	1,769
Net (loss) income	(87,580)	7,256	413	-	(79,911)
Less: net earnings attributable to noncontrolling interests	-	-	284	-	284
Equity in (loss) earnings of subsidiaries	7,669	-	-	(7,669)	-
Net (loss) income attributable to Perkins & Marie Callender's Inc.	$(79,911)	7,256	129	(7,669)	(80,195)

Consolidating statement of operations for the year ended December 30, 2007 (in thousands):

		Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI

REVENUES:
Food sales	$336,820	189,614	30,556	-	556,990
Franchise and other revenue	21,323	9,573	-	-	30,896
Total revenues	358,143	199,187	30,556	-	587,886

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	94,986	55,260	8,462	-	158,708
Labor and benefits	114,846	64,562	9,899	-	189,307
Operating expenses	86,731	52,659	10,047	-	149,437
General and administrative	39,152	5,722	-	-	44,874
Transaction costs	772	241		-	1,013
Depreciation and amortization	17,610	5,939	1,273	-	24,822
Interest, net	30,127	1,053	-	-	31,180
Asset impairments and closed store expenses	(178)	2,612	29	-	2,463
Other, net	(122)	350	-	-	228
Total costs and expenses	383,924	188,398	29,710	-	602,032
Income (loss) before income taxes	(25,781)	10,789	846	-	(14,146)
Provision for income taxes	(1,482)	-	-	-	(1,482)
Net (loss) income	(27,263)	10,789	846	-	(15,628)
Less: net earnings attributable to noncontrolling interests	-	-	707	-	707
Equity in (loss) earnings of subsidiaries	11,635	-	-	(11,635)	-
Net (loss) income attributable to Perkins & Marie Callender's Inc.	$(15,628)	10,789	139	(11,635)	(16,335)

Consolidating balance sheet as of December 27, 2009 (in thousands):

		Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI
ASSETS	Restated				Restated
CURRENT ASSETS:
Cash and cash equivalents	$2,013	1,293	982	-	4,288
Restricted cash	8,110	-	-	-	8,110
Receivables, less allowances for doubtful accounts	11,070	7,048	7	-	18,125
Inventories	8,038	2,793	231	-	11,062
Prepaid expenses and other current assets	1,613	248	3	-	1,864
Total current assets	30,844	11,382	1,223	-	43,449

PROPERTY AND EQUIPMENT, net	52,217	20,530	2,472	-	75,219
INVESTMENT IN UNCONSOLIDATED PARTNERSHIP	-	41	9	-	50
GOODWILL	23,100	-	-	-	23,100
INTANGIBLE ASSETS	146,889	124	-	-	147,013
INVESTMENTS IN SUBSIDIARIES	(78,981)	-	-	78,981	-
DUE FROM SUBSIDIARIES	81,493	-	-	(81,493)	-
OTHER ASSETS	14,321	1,543	210	-	16,074
TOTAL ASSETS	$269,883	33,620	3,914	(2,512)	304,905

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$7,946	6,074	637	-	14,657
Accrued expenses	30,628	9,635	1,342	-	41,605
Franchise advertising contributions	4,327	-	-	-	4,327
Current maturities of long-term debt and capital lease obligations	186	317	-	-	503
Total current liabilities	43,087	16,026	1,979	-	61,092

LONG-TERM DEBT, less current maturities	326,042	-	-	-	326,042
CAPITAL LEASE OBLIGATIONS, less current maturities	8,085	2,969	-	-	11,054
DEFERRED RENT	12,263	4,765	64	-	17,092
OTHER LIABILITIES	13,366	8,911	-	-	22,277
DEFERRED INCOME TAXES	45,457	-	-	-	45,457
DUE TO PARENT	-	80,421	1,072	(81,493)	-

EQUITY (DEFICIT):
Common stock	1	-	-	-	1
Preferred stock	-	64,296	-	(64,296)	-
Capital in excess of par	-	9,338	-	(9,338)	-
Additional paid-in capital	150,870	-	-	-	150,870
Treasury stock	-	(137)	-	137	-
Accumulated other comprehensive income	45	-	-	-	45
Accumulated (deficit) earnings	(329,333)	(152,969)	491	152,478	(329,333)
Total PMCI stockholder's (deficit) investment	(178,417)	(79,472)	491	78,981	(178,417)
Noncontrolling interests	-	-	308	-	308
Total equity (deficit)	(178,417)	(79,472)	799	78,981	(178,109)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$269,883	33,620	3,914	(2,512)	304,905

Consolidating balance sheet as of December 28, 2008 (in thousands):

		Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI
ASSETS	Restated				Restated
CURRENT ASSETS:
Cash and cash equivalents	$2,155	1,662	796	-	4,613
Restricted cash	10,140	-	-	-	10,140
Receivables, less allowances for doubtful accounts	14,392	6,955	39	-	21,386
Inventories	8,145	3,893	262	-	12,300
Prepaid expenses and other current assets	2,721	269	6	-	2,996
Total current assets	37,553	12,779	1,103	-	51,435

PROPERTY AND EQUIPMENT, net	65,020	26,357	2,123	-	93,500
INVESTMENT IN UNCONSOLIDATED PARTNERSHIP	-	39	9	-	48
GOODWILL	23,100	-	-	-	23,100
INTANGIBLE ASSETS	150,676	171	-	-	150,847
INVESTMENTS IN SUBSIDIARIES	(85,354)	-	-	85,354	-
DUE FROM SUBSIDIARIES	88,948	-	-	(88,948)	-
OTHER ASSETS	16,195	1,437	210	-	17,842
TOTAL ASSETS	$296,138	40,783	3,445	(3,594)	336,772

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$11,090	6,731	474	-	18,295
Accrued expenses	33,575	12,123	1,342	-	47,040
Franchise advertising contributions	5,316	-	-	-	5,316
Current maturities of long-term debt and capital lease obligations	169	213	-	-	382
Total current liabilities	50,150	19,067	1,816	-	71,033

LONG-TERM DEBT, less current maturities	316,516	18	-	-	316,534
CAPITAL LEASE OBLIGATIONS, less current maturities	8,270	5,445	-	-	13,715
DEFERRED RENT	10,180	5,089	74	-	15,343
OTHER LIABILITIES	8,831	8,910	-	-	17,741
DEFERRED INCOME TAXES	45,457	-	-	-	45,457
DUE TO PARENT	-	88,324	624	(88,948)	-

EQUITY (DEFICIT):
Common stock	1	-	-	-	1
Preferred stock	-	63,277	-	(63,277)	-
Capital in excess of par	-	9,338	-	(9,338)	-
Additional paid-in capital	149,851	-	-	-	149,851
Treasury stock	-	(137)	-	137	-
Accumulated other comprehensive income	(4)	-	-	-	(4)
Accumulated (deficit) earnings	(293,114)	(158,548)	716	157,832	(293,114)
Total PMCI stockholder's (deficit) investment	(143,266)	(86,070)	716	85,354	(143,266)
Noncontrolling interests	-	-	215	-	215
Total equity (deficit)	(143,266)	(86,070)	931	85,354	(143,051)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$296,138	40,783	3,445	(3,594)	336,772

Consolidating statement of cash flows for the year ended December 27, 2009 (in thousands):

		Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(36,021)	5,788	(27)	(5,761)	(36,021)
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Equity in (loss) earnings of subsidiaries	(5,761)	-	-	5,761	-
Depreciation and amortization	17,408	6,014	619	-	24,041
Asset impairments	2,519	1,870	87	-	4,476
Amortization of debt discount	1,540	-	-	-	1,540
Other non-cash income and expense items	(1,045)	(1,430)	-	-	(2,475)
Loss on disposition of assets	714	807	-	-	1,521
Equity in net income of unconsolidated partnership	-	(2)	-	-	(2)
Net changes in operating assets and liabilities	9,430	(2,108)	219	-	7,541
Total adjustments	24,805	5,151	925	5,761	36,642
Net cash (used in) provided by operating activities	(11,216)	10,939	898	-	621

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,544)	(3,134)	(1,055)	-	(8,733)
Proceeds from sale of assets	487	7	-	-	494
Net cash used in investing activities	(4,057)	(3,127)	(1,055)	-	(8,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	31,778	-	-	-	31,778
Repayment of revolving credit facilities	(23,791)	-	-	-	(23,791)
Repayment of capital lease obligations	(169)	(260)	-	-	(429)
Repayment of other debt	-	(18)	-	-	(18)
Debt financing costs	(142)	-	-	-	(142)
Distributions to noncontrolling interest holders	-	-	(105)	-	(105)
Intercompany financing	7,455	(7,903)	448	-	-
Net cash provided by (used in) financing activities	15,131	(8,181)	343	-	7,293
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(142)	(369)	186	-	(325)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	2,155	1,662	796	-	4,613
Balance, end of period	$2,013	1,293	982	-	4,288

Consolidating statement of cash flows for the year ended December 28, 2008 (in thousands):

		Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI
	Restated				Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(79,911)	7,256	413	(7,669)	(79,911)
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Equity in (loss) earnings of subsidiaries	(7,669)	-	-	7,669	-
Depreciation and amortization	17,795	6,182	722	-	24,699
Asset impairments	662	577	53	-	1,292
Amortization of debt discount	647	-	-	-	647
Other non-cash income and expense items	(116)	104	-	-	(12)
(Gain) loss on disposition of assets	(441)	946	-	-	505
Goodwill impairment	47,444	-	-	-	47,444
Loss on extinguishment of debt	2,952	-	-	-	2,952
Equity in net loss of unconsolidated partnership	-	5	-	-	5
Net changes in operating assets and liabilities	1,767	(8,435)	(442)	-	(7,110)
Total adjustments	63,041	(621)	333	7,669	70,422
Net cash (used in) provided by operating activities	(16,870)	6,635	746	-	(9,489)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,697)	(3,341)	(298)	-	(18,336)
Proceeds from sale of assets	592	95	-	-	687
Net cash used in investing activities	(14,105)	(3,246)	(298)	-	(17,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	84,848	-	-	-	84,848
Repayment of revolving credit facilities	(101,664)	-	-	-	(101,664)
Proceeds from Secured Notes, net of $7,537 discount	124,463	-	-	-	124,463
Repayment of Term Loan	(98,750)	-	-	-	(98,750)
Repayment of capital lease obligations	(148)	(265)	-	-	(413)
Repayment of other debt	-	(18)	-	-	(18)
Debt financing costs	(9,559)	-	-	-	(9,559)
Lessor financing of new restaurants	2,286	-	-	-	2,286
Distributions to noncontrolling interest holders	-	-	(402)	-	(402)
Intercompany financing	335	(1,872)	1,537	-	-
Capital contributions	12,500	-	-	-	12,500
Repurchase of equity ownership units in P&MC's Holding LLC	(572)	-	-	-	(572)
Net cash provided by (used in) financing activities	13,739	(2,155)	1,135	-	12,719
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,236)	1,234	1,583	-	(14,419)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	19,391	428	(787)	-	19,032
Balance, end of period	$2,155	1,662	796	-	4,613

Consolidating statement of cash flows for the year ended December 30, 2007 (in thousands):

		Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(15,628)	10,789	846	(11,635)	(15,628)
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Equity in (loss) earnings of subsidiaries	(11,635)	-	-	11,635	-
Depreciation and amortization	17,610	5,939	1,273	-	24,822
Asset impairments	427	1,781	29	-	2,237
Amortization of debt discount	324	-	-	-	324
Other non-cash income and expense items	265	68	-	-	333
(Gain) loss on disposition of assets	(605)	831	-	-	226
Equity in net loss of unconsolidated partnership	-	82	-	-	82
Net changes in operating assets and liabilities	6,373	(2,815)	(475)	-	3,083
Total adjustments	12,759	5,886	827	11,635	31,107
Net cash (used in) provided by operating activities	(2,869)	16,675	1,673	-	15,479

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(25,794)	(5,095)	(658)	-	(31,547)
Proceeds from sale of assets	-	21	-	-	21
Net cash used in investing activities	(25,794)	(5,074)	(658)	-	(31,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	75,100	-	-	-	75,100
Repayment of revolving credit facilities	(55,100)	-	-	-	(55,100)
Repayment of Term Loan	(750)	-	-	-	(750)
Repayment of capital lease obligations	(177)	(525)	-	-	(702)
Proceeds from (repayment of) other debt	100	(18)	-	-	82
Lessor financing of new restaurants	6,107	-	-	-	6,107
Distributions to noncontrolling interest holders	-	-	(519)	-	(519)
Intercompany financing	17,649	(17,788)	139	-	-
Capital contributions	1,792	-	-	-	1,792
Net cash provided by (used in) financing activities	44,721	(18,331)	(380)	-	26,010
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,058	(6,730)	635	-	9,963

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	3,333	7,158	(1,422)	-	9,069
Balance, end of period	$19,391	428	(787)	-	19,032

(18) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

Our financial reporting is based on thirteen four-week periods ending on the last Sunday in December. The first quarter each year includes four four-week periods and the second, third and fourth quarters include three four-week periods.

2009 (in thousands)	Revenues	(a) Gross profit	Net loss attributable to PMCI

1st Quarter	$169,253	25,253	(9,754)
2nd Quarter	121,876	18,599	(5,880)
3rd Quarter	115,470	14,755	(11,248)
4th Quarter	129,469	22,394	(9,337)
	$536,068	81,001	(36,219)

2008 (in thousands)	Revenues	(a) Gross profit	(b) Net loss attributable to PMCI

1st Quarter	$182,400	25,556	(7,588)
2nd Quarter	130,966	16,440	(8,065)
3rd Quarter (Restated)	127,901	16,377	(57,719)
4th Quarter	140,703	21,803	(6,823)
	$581,970	80,176	(80,195)
____________

(a)	Gross profit represents total revenues less food cost, labor and benefits and operating expenses.
(b)  The net loss for the third quarter of 2008 includes a non-cash goodwill impairment charge of $47,444,000.

The following tables present the impact of the restatement adjustments (see Note 19 – “Restatement of Consolidated Financial Statements”) on the Consolidated Statements of Operations and Balance Sheets for the quarters of 2009 and 2008 previously reported on Quarterly Reports on Form 10-Q and Annual Reports on Form  10-K for such quarters.

	Consolidated Statements of Operations
	(Unaudited)
	(In thousands)
	As Previously
	Reported	Adjustments	Restated
Quarter Ended October 5, 2008
Goodwill impairment	$20,202	27,242	47,444
Net loss	(30,472)	(27,242)	(57,714)
Net loss attributable to PMCI	(30,477)	(27,242)	(57,719)

	Consolidated Balance Sheets
	(Unaudited)
	(In thousands)
	As Previously
	Reported	Adjustments	Restated
As of October 4, 2009
Goodwill	$9,836	13,264	23,100
Total assets	299,893	13,264	313,157
Deferred income taxes	-	45,457	45,457
Accumulated deficit	(287,803)	(32,193)	(319,996)
Total PMCI stockholder's deficit	(136,887)	(32,193)	(169,080)

As of July 12, 2009
Goodwill	9,836	13,264	23,100
Total assets	304,949	13,264	318,213
Deferred income taxes	-	45,457	45,457
Accumulated deficit	(276,555)	(32,193)	(308,748)
Total PMCI stockholder's deficit	(126,683)	(32,193)	(158,876)

As of April 19, 2009
Goodwill	9,836	13,264	23,100
Total assets	310,733	13,264	323,997
Deferred income taxes	-	45,457	45,457
Accumulated deficit	(270,675)	(32,193)	(302,868)
Total PMCI stockholder's deficit	(120,832)	(32,193)	(153,025)

(19) RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS:

On September 21, 2005, P&MC Holding Corp. purchased all of the outstanding capital stock of The Restaurant Company (the “Acquisition”).  We are restating our Consolidated Financial Statements in order to correct an error associated with the accounting for the Acquisition as follows:

•
In conjunction with the Acquisition, we recorded certain non-amortizing intangible assets in our allocation of the purchase price.  However, at that time we failed to record the related deferred tax liabilities aggregating $40,506,000 for the differences between the income tax basis and the financial reporting basis of such assets and the associated corresponding increase in goodwill;

•
Such deferred tax liabilities in the Acquisition purchase price allocation should have then been increased by $4,951,000 during the year ended December 31, 2006 (with a corresponding charge to the provision for income taxes in that year) due to a change in our effective tax rates; and,

•
During the year ended December 28, 2008, we had previously recorded an impairment to goodwill of $20,202,000.  A significant portion of the additional goodwill associated with the Acquisition error discussed above should have also been impaired at that time resulting in an additional $27,242,000 impairment charge during the year ended December 28, 2008.

The correction of the error, as reflected in our 2007 opening deficit, increased deferred tax liabilities, goodwill and accumulated deficit by $45,456,000, $40,506,000 and $4,951,000, respectively.   These corrections also resulted in an increase to our 2008 reported net loss by $27,242,000 due to increased goodwill impairment charges.

The following is a summary of effects of these changes on the Consolidated Financial Statements:

	Consolidated Statements of Operations
	(In thousands)
	As Previously
	Reported	Adjustments	Restated
Year Ended December 28, 2008
Goodwill impairment	$20,202	27,242	47,444
Total costs and expenses	636,408	27,242	663,650
Loss before income taxes	(54,438)	(27,242)	(81,680)
Net loss	(52,669)	(27,242)	(79,911)
Net loss attributable to PMCI	(52,953)	(27,242)	(80,195)

	Consolidated Balance Sheets
	(In thousands)
	As Previously
	Reported	Adjustments	Restated
As of December 27, 2009
Goodwill	$9,836	13,264	23,100
Total assets	291,641	13,264	304,905
Deferred income taxes	-	45,457	45,457
Accumulated deficit	(297,140)	(32,193)	(329,333)
Total PMCI stockholder's deficit	(146,224)	(32,193)	(178,417)
Total deficit	(145,916)	(32,193)	(178,109)
Total liabilities and deficit	291,641	13,264	304,905

As of December 28, 2008
Goodwill	9,836	13,264	23,100
Total assets	323,508	13,264	336,772
Deferred income taxes	-	45,457	45,457
Accumulated deficit	(260,921)	(32,193)	(293,114)
Total PMCI stockholder's deficit	(111,073)	(32,193)	(143,266)
Total deficit	(110,858)	(32,193)	(143,051)
Total liabilities and deficit	323,508	13,264	336,772

	Consolidated Statements of Cash Flows
	(In thousands)
	As Previously
	Reported	Adjustments	Restated
Year Ended December 28, 2008
Net loss	$(52,669)	(27,242)	(79,911)
Goodwill impairment	20,202	27,242	47,444

(20) SUBSEQUENT EVENTS:

On March 15, 2010, Pete M. Pascuzzi tendered his resignation as the Executive Vice President and Chief Operating Officer effective as of March 28, 2010.  On March 31, 2010, the Company announced the appointment of Richard K. Arras as President of the Perkins division effective April 19, 2010.

Item 9A(T). Controls and Procedures.

Disclosure Controls and Procedures.  As of December 27, 2009, an evaluation of the design and effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In connection with the restatement of our financial results, which is more fully described in the “Explanatory Note” to this Amendment and in Note 19 to our Consolidated Financial Statements in Item 8, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we reevaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 27, 2009. Based upon that reevaluation and particularly in light of the restatement of our financial results, we identified a material weakness in our internal control over financial reporting with respect to the determination and periodic review of deferred income tax balances.

As a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 27, 2009.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 27, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only with proper authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 27, 2009, based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is defined as a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 27, 2009, we did not maintain effective controls over the determination and review of differences between the income tax basis and financial reporting basis of certain assets and liabilities.  This deficiency resulted in this Amendment to our Annual Report on Form 10-K for the year ended December 27, 2009 in order to restate the Consolidated Balance Sheets as of December 27, 2009 and December 28, 2008 and the Consolidated Statements of Operations and Cash Flows for the year ended December 28, 2008.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

In our Annual Report on Form 10-K for the year ended December 27, 2009, management concluded that our internal control over financial reporting was effective as of December 27, 2009. As a result of this material weakness, management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 27, 2009.

We are in the process of designing and implementing improvements in our internal control over financial reporting to address the material weakness in accounting for income taxes. These improvements include, among other things, improved documentation and analysis regarding the determination and periodic review of deferred income tax amounts and enhancing the documentation around conclusions reached in the implementation of the applicable generally accepted accounting principles.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1. Financial Statements filed as part of this report are listed below:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Operations for the years ended December 27, 2009, December 28, 2008 (Restated) and December 30, 2007.

Consolidated Balance Sheets at December 27, 2009 (Restated) and December 28, 2008 (Restated).

Consolidated Statements of Stockholder’s Deficit (Restated) for the years ended December 27, 2009, December 28, 2008 and December 30, 2007.

Consolidated Statements of Cash Flows for the years ended December 27, 2009, December 28, 2008 (Restated) and December 30, 2007.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized, on this the 7th day of June 2010.

PERKINS & MARIE CALLENDER’S INC.

By: /s/ Joseph F. Trungale
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on this the 7th day of June 2010.

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