Form 10-Q
period 2010-04-18
PERKINS & MARIE CALLENDER'S INC
filed 2010-06-07
CIK 1047040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 18, 2010

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
Yes        ☐      No       ☑

Number of shares of common stock outstanding as of June 4, 2010: 10,820.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PERKINS & MARIE CALLENDER’S INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Quarter	Quarter
	Ended	Ended
	April 18, 2010	April 19, 2009
REVENUES:
Food sales	$147,315	160,877
Franchise and other revenue	8,490	8,376
Total revenues	155,805	169,253
COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	37,282	42,974
Labor and benefits	53,362	55,325
Operating expenses	43,735	45,701
General and administrative	14,106	14,089
Depreciation and amortization	6,906	7,356
Interest, net	13,565	13,615
Asset impairments and closed store expenses	1,665	862
Other, net	(218)	(961)
Total costs and expenses	170,403	178,961
Loss before income taxes	(14,598)	(9,708)
Benefit from (provision for) income taxes	-	-
Net loss	(14,598)	(9,708)
Less: net earnings attributable to non-controlling interests	8	46
Net loss attributable to Perkins & Marie Callender's Inc.	$(14,606)	(9,754)

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 18,	December 27,
	2010	2009
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,290	4,288
Restricted cash	7,147	8,110
Receivables, less allowances for doubtful accounts of $807 and $829 in 2010 and 2009, respectively	14,908	18,125
Inventories	9,860	11,062
Prepaid expenses and other current assets	3,477	1,864
Total current assets	37,682	43,449

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $158,049 and $156,898 in 2010 and 2009, respectively	68,222	75,219
INVESTMENT IN UNCONSOLIDATED PARTNERSHIP	58	50
GOODWILL	23,100	23,100
INTANGIBLE ASSETS, net of accumulated amortization of $20,795 and $20,179 in 2010 and 2009, respectively	146,397	147,013
OTHER ASSETS	15,359	16,074
TOTAL ASSETS	$290,818	304,905

LIABILITIES AND DEFICIT

CURRENT LIABILITIES:
Accounts payable	11,038	14,657
Accrued expenses	43,676	41,605
Franchise advertising contributions	4,783	4,327
Current maturities of long-term debt and capital lease obligations	419	503
Total current liabilities	59,916	61,092

LONG-TERM DEBT, less current maturities	326,158	326,042
CAPITAL LEASE OBLIGATIONS, less current maturities	10,985	11,054
DEFERRED RENT	17,934	17,092
OTHER LIABILITIES	23,239	22,277
DEFERRED INCOME TAXES	45,457	45,457

DEFICIT:
Common stock, $.01 par value; 100,000 shares authorized;
10,820 issued and outstanding	1	1
Additional paid-in capital	150,870	150,870
Accumulated other comprehensive income	57	45
Accumulated deficit	(343,939)	(329,333)
Total PMCI stockholder's deficit	(193,011)	(178,417)
Non-controlling interests	140	308
Total deficit	(192,871)	(178,109)
TOTAL LIABILITIES AND DEFICIT	$290,818	304,905

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Quarter	Quarter
	Ended	Ended
	April 18, 2010	April 19, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,598)	(9,708)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	6,906	7,356
Asset impairments	1,732	202
Amortization of debt discount	541	474
Other non-cash income and expense items	(167)	(709)
Loss (gain) on disposition of assets	(67)	660
Equity in net (income) loss of unconsolidated partnership	(8)	10
Net changes in operating assets and liabilities	5,766	3,399
Total adjustments	14,703	11,392
Net cash provided by operating activities	105	1,684

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,354)	(2,474)
Proceeds from sale of assets	5	476
Net cash used in investing activities	(1,349)	(1,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	10,966	7,443
Repayment of revolving credit facilities	(11,389)	(8,128)
Repayment of capital lease obligations	(149)	(128)
Repayment of other debt	(6)	(6)
Debt financing costs	-	(127)
Distributions to non-controlling interest holders	(176)	(70)
Net cash used in financing activities	(754)	(1,016)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,998)	(1,330)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	4,288	4,613
Balance, end of period	$2,290	3,283

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

The results of operations for the interim period ended April 18, 2010 are not necessarily indicative of operating results for the full year. The consolidated interim financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s 2009 Form 10-K/A, filed with the Securities and Exchange Commission on June 7, 2010.

(3) Accounting Reporting Period

Our financial reporting is based on thirteen four-week periods ending on the last Sunday in December. The first quarter each year includes four four-week periods, and the second, third and fourth quarters each typically include three four-week periods.  The first quarter of 2010 ended April 18 and the first quarter of 2009 ended April 19.  The second, third and fourth quarters of 2010 will end July 11, October 3 and December 26, respectively.

(4) Operations, Financial Position and Liquidity

Our principal sources of liquidity include unrestricted cash, available borrowings under our $26,000,000 revolving credit facility (the "Revolver") and cash generated by operations.  We have periodically received capital contributions from our parent company and engaged in other capital transactions.  Our principal uses of liquidity are costs and expenses associated with our restaurant and manufacturing operations, debt service payments and capital expenditures.

At April 18, 2010, we had a negative working capital balance of $22,234,000 and total PMCI stockholder’s deficit of $193,011,000.  Furthermore, at April 18, 2010, we had $2,290,000 in unrestricted cash and cash equivalents and $5,033,000 of borrowing capacity under our Revolver.

We have experienced declines in comparable restaurant sales and profitability in recent periods, resulting in additional borrowings under our Revolver.  We believe that the ongoing weakness in the economy, high unemployment levels, continued depressed residential real estate values, especially in some of our larger markets, and the level of home foreclosures has adversely affected our guest counts and, in turn, our sales and operating results.  In order to improve the short-term cash flows in our business and better position the Company for the future, among other things, we have introduced a new breakfast program at our Marie Callender’s restaurants, we are implementing new advertising and promotional programs at both restaurant brands, we have improved systems to more effectively manage our food and labor costs, we have upgraded our management staff and certain equipment in our Foxtail division to drive higher operating efficiencies and we have lowered capital expenditures levels for 2010.

Management expects these initiatives, together with the Company’s cash provided by operations and borrowing capacity under the Revolver, to provide sufficient liquidity for at least the next twelve months.  Our liquidity needs and sources are seasonal in nature.  Available liquidity has historically been at its lowest point at the end of the third quarter as we ramp up for significant fourth quarter sales activity.  Historically, we have generated a significant portion of our operating cash flow in the first and fourth quarters, with these two quarters in total contributing 60% and 63% of our annual operating cash flows in 2008 and 2009, respectively, thereby providing an important source of cash to fund our operations and service our debt during the following year.  Therefore, our ability to fund our operations and service our debt through 2011 will depend, primarily, on our ability to generate strong operating cash flows during the remainder of 2010, particularly during the fourth quarter and the first quarter of 2011.  We currently expect that our operating cash flow for the fourth quarter 2010 will exceed our fourth quarter 2009 cash flow and that our first quarter 2011 cash flow will at least equal our first quarter 2010 cash flow.  However, if economic conditions and customer traffic do not improve, our operating results for these quarters may be less than our expectations.  Furthermore, if we are unable to generate sufficient operating cash flows during these periods, there can be no assurance that we will have sufficient liquidity that will enable us to fund our operations and service our debt without accessing outside sources of additional liquidity.  Alternate sources of liquidity may include additional borrowings or capital contributions.  However, the Company currently has no such commitments or plans, and there can be no assurance that the Company will be able to access acceptable alternative financing.

(5) Gift Cards

The Company issues gift cards and, prior to March 2005, also issued gift certificates (collectively, “gift cards”), both of which contain no expiration dates or inactivity fees.  The Company recognizes revenue from gift cards when they are redeemed by the customer.  The Company recognizes income from unredeemed gift cards (“gift card breakage”) when there is sufficient historical data to support an estimate, the likelihood of redemption is remote and there is no legal obligation to remit the unredeemed gift card balances to the state tax authorities under applicable escheat regulations.  Gift card breakage is determined based on historical redemption patterns and included in other, net in the consolidated statements of operations.  Management concluded in the first quarter of 2009 that it had sufficient evidence to estimate the gift card breakage rate on Perkins gift cards and recorded $865,000 of gift card breakage.  For the quarter ended April 18, 2010, we recorded $192,000 of breakage income for both our Perkins and Marie Callender’s gift cards.  As of April 18, 2010 and December 27, 2009, the Company had approximately $2,365,000 and $3,324,000, respectively, of net gift card proceeds received from Perkins’ franchisees reflected as restricted cash on its consolidated balance sheets.

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

As of April 18, 2010, three Perkins franchisees otherwise unaffiliated with the Company owned 87, or 28%, of the 315 franchised Perkins restaurants, consisting of 39, 27 and 21 restaurants, respectively.  As of April 19, 2009, these same franchisees owned 41, 27 and 21 restaurants, respectively.  The following table presents a summary of the royalty and license fees provided by these three franchisees:

# of	Quarter	# of	Quarter
Restaurants	Ended	Restaurants	Ended
(2010)	April 18, 2010	(2009)	April 19, 2009

39	$532,000	41	$550,000
27	439,000	27	426,000
21	413,000	21	435,000

As of April 18, 2010, three Marie Callender’s franchisees otherwise unaffiliated with the Company owned 12, or 32%, of the 38 franchised Marie Callender’s restaurants, consisting of four restaurants each.  As of April 19, 2009, these same franchisees owned five, four and four restaurants, respectively.  The following table presents a summary of the royalty and license fees provided by these three franchisees:

# of	Quarter	# of	Quarter
Restaurants	Ended	Restaurants	Ended
(2010)	April 18, 2010	(2009)	April 19, 2009

4	$110,000	5	$150,000
4	116,000	4	117,000
4	82,000	4	81,000

The Company has three arrangements with different parties to whom territorial rights were granted. The Company makes specified payments to those parties based on a percentage of gross sales from certain Perkins restaurants and for new Perkins restaurants opened within those geographic regions. During the first quarters of 2010 and 2009, we paid an aggregate of $739,000 and $779,000, respectively, under such arrangements. Of these arrangements, one expires in the year 2075, one expires upon the death of the beneficiary and the remaining agreement remains in effect as long as we operate Perkins restaurants in certain states.

(7) Supplemental Cash Flow Information

The change in cash and cash equivalents due to changes in operating assets and liabilities in the statements of cash flows for the quarters ended April 18, 2010 and April 19, 2009 consisted of the following (in thousands):

	Quarter	Quarter
	Ended	Ended
	April 18, 2010	April 19, 2009
Decrease (increase) in:
Receivables	$3,200	5,009
Inventories	1,202	866
Prepaid expenses and other current assets	(1,613)	(1,418)
Other assets	1,010	430

Increase (decrease) in:
Accounts payable	(3,619)	(4,939)
Accrued expenses and other current liabilities	3,782	1,755
Other liabilities	1,804	1,696
Net changes in operating assets and liabilities	$5,766	3,399

(8) Goodwill and Intangible Assets

Goodwill

Goodwill of $23,100,000 at both April 18, 2010 and December 27, 2009 was attributable solely to the restaurant operating segment.

Intangible Assets

The components of our identifiable intangible assets are as follows (in thousands):

	April 18, 2010	December 27, 2009
Amortizing intangible assets:
Franchise agreements	$35,000	35,000
Customer relationships	10,000	10,000
Acquired franchise rights	10,758	10,758
Design prototype	834	834
Subtotal	56,592	56,592
Less — accumulated amortization	(20,795)	(20,179)
Net amortizing intangible assets	35,797	36,413
Non-amortizing intangible asset:
Trade names	110,600	110,600
Total intangible assets	$146,397	147,013

(9) Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	April 18, 2010	December 27, 2009
Payroll and related benefits	$15,246	15,423
Interest	8,043	6,065
Gift cards and gift certificates	3,363	5,090
Property, real estate and sales taxes	6,463	4,267
Insurance	1,888	2,219
Advertising	834	792
Other	7,839	7,749
Total accrued expenses	$43,676	41,605

(10) Segment Reporting

We have three reportable segments: restaurant operations, franchise operations and Foxtail. The restaurant operations include the operating results of Company-operated Perkins and Marie Callender’s restaurants. The franchise operations include revenues and expenses directly attributable to franchised Perkins and Marie Callender’s restaurants. Foxtail’s operations consist of three manufacturing plants: one in Corona, California and two in Cincinnati, Ohio.

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

The following table presents revenues and other financial information by business segment (in thousands):

	Quarter	Quarter
	Ended	Ended
Revenues	April 18, 2010	April 19, 2009

Restaurant operations	$139,605	149,228
Franchise operations	6,670	6,944
Foxtail	13,465	17,562
Intersegment revenue	(5,755)	(5,913)
Other	1,820	1,432
Total	$155,805	169,253

Segment profit (loss) attributable to PMCI

Restaurant operations	5,570	9,076
Franchise operations	6,125	6,429
Foxtail	641	159
Other	(26,942)	(25,418)
Total	$(14,606)	(9,754)

Segment assets	April 18, 2010	December 27, 2009

Restaurant operations	126,039	132,611
Franchise operations	101,591	101,672
Foxtail	29,336	31,754
Other	33,852	38,868
Total	$290,818	304,905

The components of other segment loss are as follows (in thousands):

	Quarter	Quarter
	Ended	Ended
	April 18, 2010	April 19, 2009
General and administrative expenses	$12,681	12,150
Depreciation and amortization expenses	957	1,037
Interest expense, net	13,565	13,615
Loss (gain) on disposition of assets, net	(67)	660
Asset write-down	1,732	202
Provision for (benefit from) income taxes	-	-
Net earnings attributable to non-controlling interests	8	46
Licensing revenue	(1,732)	(1,361)
Other	(202)	(931)
Total other segment loss	$26,942	25,418

(11) Long-Term Debt

Secured Notes and 10% Senior Notes

On September 24, 2008, the Company issued $132,000,000 of 14% senior secured notes (the "Secured Notes").  The Secured Notes were issued at a discount of $7,537,200, which is being accreted using the interest method over the term of the Secured Notes.  The Secured Notes will mature on May 31, 2013, and interest is payable semi-annually on May 31 and November 30 of each year.

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

Revolver

On September 24, 2008, the Company entered into the Revolver.  The Revolver, which matures on February 28, 2013, is guaranteed by Perkins & Marie Callender's Holding Inc. and certain of the Company's existing and future subsidiaries.  The Revolver is secured by a first priority perfected security interest in all of the Company's property and assets and the property and assets of each guarantor.  Subject to the satisfaction of the conditions contained therein, up to $26,000,000 may be borrowed under the Revolver from time to time.  The Revolver includes a sub-facility for letters of credit in an amount not to exceed $15,000,000.

Amounts outstanding under the Revolver bear interest, at the Company’s option, at a rate per annum equal to either: (i) the base rate, as defined in the Revolver, plus an applicable margin or (ii) a LIBOR-based equivalent, plus an applicable margin.  For the foreseeable future, margins are expected to be 325 basis points for base rate loans and 425 basis points for LIBOR loans.  As of April 18, 2010, the average annual interest rate on aggregate borrowings under the Revolver was 8.25%, and the Revolver permitted additional borrowings of approximately $5,033,000 (after giving effect to $10,748,000 in borrowings and $10,219,000 in letters of credit outstanding).  The letters of credit are primarily utilized in conjunction with our workers’ compensation programs.

The Revolver contains various affirmative and negative covenants, including, but not limited to a financial covenant for the Company to maintain at least $30,000,000 of trailing 13-period EBITDA, as defined in the Revolver, and limits the Company’s capital expenditures.

The average interest rate on aggregate borrowings of the Company’s long-term debt for the quarters through April 18, 2010 and April 19, 2009 was 11.6%.

Our debt agreements place restrictions on the Company’s ability and the ability of its subsidiaries to: (i) incur additional indebtedness or issue certain preferred stock; (ii) repay certain indebtedness prior to stated maturities; (iii) pay dividends or make other distributions on, redeem or repurchase capital stock or subordinated indebtedness; (iv) make certain investments or other restricted payments; (v) enter into transactions with affiliates; (vi) issue stock of subsidiaries; (vii) transfer, sell or consummate a merger or consolidation of all, or substantially all, of the Company's assets; (viii) change lines of business; (ix) incur dividend or other payment restrictions with regard to restricted subsidiaries; (x) create or incur liens on assets to secure debt; (xi) dispose of assets; (xii) restrict distributions from subsidiaries; (xiii) make certain acquisitions; (xiv) make capital expenditures; or (xv) amend the terms of the Secured Notes and the 10% Senior Notes.  As of April 18, 2010 we were in compliance with the covenants contained in our debt agreements.

 (12) Income Taxes

The effective income tax rates for the first quarters ended April 18, 2010 and April 19, 2009 were 0.0%.  Our rates differ from the statutory rate primarily due to a valuation allowance against deferred tax deductions, losses and credits.

A reconciliation of the change in the gross unrecognized tax benefits from December 28, 2009 to April 18, 2010 is as follows (in thousands):

2010
Unrecognized tax benefit - beginning of fiscal year	$1,153
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Additions for tax positions of current year	-
Reductions due to settlements	-
Reductions for lapse of statute of limitations	-
Unrecognized tax benefit - as of April 18, 2010	$1,153

As of April 18, 2010 and December 27, 2009 the Company had approximately $943,000 of unrecognized tax benefits, respectively, that, if recognized, would impact the Company’s effective tax rate except for approximately $160,000 which is subject to tax indemnification from the predecessor owner.  As of April 18, 2010 and December 27, 2009 the Company had $805,000 of unrecognized tax benefits reducing Federal and state net operating loss carryforwards and Federal credit carryforwards that, if recognized, would be subject to a valuation allowance.  The Company expects that the total amount of its gross unrecognized tax benefits will decrease between $32,000 and $432,000 within the next 12 months due to Federal and state settlements and expiration of statutes.

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

Stock-based compensation expense for the quarters ended April 18, 2010 and April 19, 2009 was not material.

If an employee is employed as of the date of the occurrence of certain change in control events, as defined in the Equity Plan, the employee’s outstanding but unvested Incentive Units vest simultaneously with the consummation of the change in control event.  Upon termination of employment, unvested Incentive Units are forfeited and vested Incentive Units and Strip Subscription Units are subject to repurchase, at a price not to exceed fair value, pursuant to the terms of P&MC’s Holding LLC’s unitholders agreement.

Other Related Party Transactions

In September 2009, P&MC’s Real Estate Holding LLC, the indirect parent of the Company, purchased a building in California that was being leased by the Company for the operation of a Marie Callender’s restaurant and assumed the tenant’s obligations under the related ground lease.  In connection with the purchase of the building, the Company’s existing building lease was terminated.  P&MC’s Real Estate Holding LLC has agreed to allow the Company to use the building and defer collection of building rent at this time.  The Company will continue to operate the Marie Callender’s restaurant in the building and will pay the underlying ground lease.  As a result of these transactions, the Company has imputed rent of $18,500 per period, based on the fair value of the building and local rental rate, and is accruing this amount in deferred rent on its consolidated balance sheets.

(14) Recent Accounting Developments

 Subsequent Events
(Included in ASC 855 “Subsequent Events”)

In May 2009, the FASB issued ASC 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009.

In February 2010, the FASB issued ASU 2010-09, which amends ASC 855 to address certain implementation issues related to performing and disclosing subsequent events procedures.  The Company included the requirements of this guidance in the preparation of the accompanying financial statements.

(15) Deficit

A summary of the changes in deficit for the quarters ended April 18, 2010 and April 19, 2009 is provided below (in thousands):

	Quarter Ended April 18, 2010
				Accumulated
		Additional		Other	Total PMCI
	Common	Paid-in	Accumulated	Comprehensive	Stockholder's	Non-controlling	Total
	Stock	Capital	Deficit	Income (Loss)	Deficit	Interests	Deficit

Balance, December 27, 2009	$1	150,870	(329,333)	45	(178,417)	308	(178,109)

Distributions to non-controlling interest holders	-	-	-	-	-	(176)	(176)

Net (loss) earnings	-	-	(14,606)	-	(14,606)	8	(14,598)
Currency translation adjustment	-	-	-	12	12	-	12
Total comprehensive loss							(14,586)

Balance, April 18, 2010	$1	150,870	(343,939)	57	(193,011)	140	(192,871)

	Quarter Ended April 19, 2009
				Accumulated
		Additional		Other	Total PMCI
	Common	Paid-in	Accumulated	Comprehensive	Stockholder's	Non-controlling	Total
	Stock	Capital	Deficit	Income (Loss)	Deficit	Interests	Deficit

Balance, December 28, 2008	$1	149,851	(293,114)	(4)	(143,266)	215	(143,051)

Distributions to non-controlling interest holders	-	-	-	-	-	(70)	(70)

Net (loss) earnings	-	-	(9,754)	-	(9,754)	46	(9,708)
Currency translation adjustment	-	-	-	(5)	(5)	-	(5)
Total comprehensive loss							(9,713)

Balance, April 19, 2009	$1	149,851	(302,868)	(9)	(153,025)	191	(152,834)

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

Consolidating Statement of Operations for the Quarter ended April 18, 2010 (unaudited; in thousands):

		Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI

REVENUES:
Food sales	$92,359	47,535	7,421	-	147,315
Franchise and other revenue	5,641	2,848	1	-	8,490
Total revenues	98,000	50,383	7,422	-	155,805

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	22,798	12,518	1,966	-	37,282
Labor and benefits	32,429	18,290	2,643	-	53,362
Operating expenses	25,823	15,118	2,794	-	43,735
General and administrative	12,540	1,566	-	-	14,106
Depreciation and amortization	5,074	1,608	224	-	6,906
Interest, net	13,482	83	-	-	13,565
Asset impairments and closed store expenses	825	834	6	-	1,665
Other, net	(126)	(92)	-	-	(218)
Total costs and expenses	112,845	49,925	7,633	-	170,403
Profit (loss) before income taxes	(14,845)	458	(211)	-	(14,598)
Benefit from (provision for) income taxes	-	-	-	-	-
Net profit (loss)	(14,845)	458	(211)	-	(14,598)
Less: net earnings attributable to non-controlling interests	-	-	8	-	8
Equity in earnings (loss) of subsidiaries	247	-	-	(247)	-
Net (loss) income attributable to Perkins & Marie Callender's Inc.	$(14,598)	458	(219)	(247)	(14,606)

Consolidating Statement of Operations for the Quarter ended April 19, 2009 (unaudited; in thousands):

		Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI

REVENUES:
Food sales	$101,726	51,139	8,012	-	160,877
Franchise and other revenue	5,783	2,593	-	-	8,376
Total revenues	107,509	53,732	8,012	-	169,253

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	26,845	13,991	2,138	-	42,974
Labor and benefits	33,467	18,986	2,872	-	55,325
Operating expenses	27,371	15,466	2,864	-	45,701
General and administrative	12,348	1,741	-	-	14,089
Depreciation and amortization	5,436	1,728	192	-	7,356
Interest, net	13,381	234	-	-	13,615
Asset impairments and closed store expenses	761	21	80	-	862
Other, net	(962)	1	-	-	(961)
Total costs and expenses	118,647	52,168	8,146	-	178,961
Profit (loss) before income taxes	(11,138)	1,564	(134)	-	(9,708)
Benefit from (provision for) income taxes	-	-	-	-	-
Net profit (loss)	(11,138)	1,564	(134)	-	(9,708)
Less: net earnings attributable to non-controlling interests	-	-	46	-	46
Equity in earnings (loss) of subsidiaries	1,430	-	-	(1,430)	-
Net (loss) income attributable to Perkins & Marie Callender's Inc.	$(9,708)	1,564	(180)	(1,430)	(9,754)

Consolidating Balance Sheet as of April 18, 2010 (unaudited; in thousands):

		Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,499	169	622	-	2,290
Restricted cash	7,147	-	-	-	7,147
Receivables, less allowances for doubtful accounts	10,580	4,322	6	-	14,908
Inventories	7,113	2,565	182	-	9,860
Prepaid expenses and other current assets	2,875	597	5	-	3,477
Total current assets	29,214	7,653	815	-	37,682

PROPERTY AND EQUIPMENT, net	47,332	18,611	2,279	-	68,222
INVESTMENT IN UNCONSOLIDATED PARTNERSHIP	-	49	9	-	58
GOODWILL	23,100	-	-	-	23,100
INTANGIBLE ASSETS	146,290	107	-	-	146,397
INVESTMENTS IN SUBSIDIARIES	(78,742)	-	-	78,742	-
DUE FROM SUBSIDIARIES	78,824	-	-	(78,824)	-
OTHER ASSETS	14,014	1,135	210	-	15,359
TOTAL ASSETS	$260,032	27,555	3,313	(82)	290,818

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	6,660	3,999	379	-	11,038
Accrued expenses	34,170	8,299	1,207	-	43,676
Franchise advertising contributions	4,783	-	-	-	4,783
Current maturities of long-term debt and capital lease obligations	157	262	-	-	419
Total current liabilities	45,770	12,560	1,586	-	59,916

LONG-TERM DEBT, less current maturities	326,160	(2)	-	-	326,158
CAPITAL LEASE OBLIGATIONS, less current maturities	8,066	2,919	-	-	10,985
DEFERRED RENT	13,111	4,762	61	-	17,934
OTHER LIABILITIES	14,479	8,760	-	-	23,239
DEFERRED INCOME TAXES	45,457	-	-	-	45,457
DUE TO PARENT	-	77,570	1,254	(78,824)	-

EQUITY (DEFICIT):
Common stock	1	-	-	-	1
Preferred stock	-	64,296	-	(64,296)	-
Capital in excess of par	-	9,338	-	(9,338)	-
Additional paid-in capital	150,870	-	-	-	150,870
Treasury stock	-	(137)	-	137	-
Accumulated other comprehensive income	57	-	-	-	57
Accumulated (deficit) earnings	(343,939)	(152,511)	272	152,239	(343,939)
Total PMCI stockholder's (deficit) investment	(193,011)	(79,014)	272	78,742	(193,011)
Non-controlling interests	-	-	140	-	140
Total (deficit) equity	(193,011)	(79,014)	412	78,742	(192,871)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$260,032	27,555	3,313	(82)	290,818

Consolidating Balance Sheet as of December 27, 2009 (in thousands):

		Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,013	1,293	982	-	4,288
Restricted cash	8,110	-	-	-	8,110
Receivables, less allowances for doubtful accounts	11,070	7,048	7	-	18,125
Inventories	8,038	2,793	231	-	11,062
Prepaid expenses and other current assets	1,613	248	3	-	1,864
Total current assets	30,844	11,382	1,223	-	43,449

PROPERTY AND EQUIPMENT, net	52,217	20,530	2,472	-	75,219
INVESTMENT IN UNCONSOLIDATED PARTNERSHIP	-	41	9	-	50
GOODWILL	23,100	-	-	-	23,100
INTANGIBLE ASSETS	146,889	124	-	-	147,013
INVESTMENTS IN SUBSIDIARIES	(78,981)	-	-	78,981	-
DUE FROM SUBSIDIARIES	81,493	-	-	(81,493)	-
OTHER ASSETS	14,321	1,543	210	-	16,074
TOTAL ASSETS	$269,883	33,620	3,914	(2,512)	304,905

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	7,946	6,074	637	-	14,657
Accrued expenses	30,628	9,635	1,342	-	41,605
Franchise advertising contributions	4,327	-	-	-	4,327
Current maturities of long-term debt and capital lease obligations	186	317	-	-	503
Total current liabilities	43,087	16,026	1,979	-	61,092

LONG-TERM DEBT, less current maturities	326,042	-	-	-	326,042
CAPITAL LEASE OBLIGATIONS, less current maturities	8,085	2,969	-	-	11,054
DEFERRED RENT	12,263	4,765	64	-	17,092
OTHER LIABILITIES	13,366	8,911	-	-	22,277
DEFERRED INCOME TAXES	45,457	-	-	-	45,457
DUE TO PARENT	-	80,421	1,072	(81,493)	-

EQUITY (DEFICIT):
Common stock	1	-	-	-	1
Preferred stock	-	64,296	-	(64,296)	-
Capital in excess of par	-	9,338	-	(9,338)	-
Additional paid-in capital	150,870	-	-	-	150,870
Treasury stock	-	(137)	-	137	-
Accumulated other comprehensive income	45	-	-	-	45
Accumulated (deficit) earnings	(329,333)	(152,969)	491	152,478	(329,333)
Total PMCI stockholder's (deficit) investment	(178,417)	(79,472)	491	78,981	(178,417)
Non-controlling interests	-	-	308	-	308
Total (deficit) equity	(178,417)	(79,472)	799	78,981	(178,109)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$269,883	33,620	3,914	(2,512)	304,905

Consolidating Statement of Cash Flows for the Quarter ended April 18, 2010 (unaudited; in thousands):

		Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(14,598)	458	(211)	(247)	(14,598)
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Equity in (loss) earnings of subsidiaries	(247)	-	-	247	-
Depreciation and amortization	5,074	1,608	224	-	6,906
Asset impairments	938	788	6	-	1,732
Amortization of debt discount	541	-	-	-	541
Other non-cash income and expense items	(43)	(124)	-	-	(167)
Loss (gain) on disposition of assets	(113)	46	-	-	(67)
Equity in net income of unconsolidated partnership	-	(8)	-	-	(8)
Net changes in operating assets and liabilities	6,548	(434)	(348)	-	5,766
Total adjustments	12,698	1,876	(118)	247	14,703
Net cash (used in) provided by operating activities	(1,900)	2,334	(329)	-	105

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(812)	(505)	(37)	-	(1,354)
Proceeds from sale of assets		5	-	-	5
Net cash used in investing activities	(812)	(500)	(37)	-	(1,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	10,966	-	-	-	10,966
Repayment of revolving credit facilities	(11,389)	-	-	-	(11,389)
Repayment of capital lease obligations	(48)	(101)	-	-	(149)
Repayment of other debt	-	(6)	-	-	(6)
Distributions to non-controlling interest holders	-	-	(176)	-	(176)
Intercompany financing	2,669	(2,851)	182	-	-
Net cash provided by (used in) financing activities	2,198	(2,958)	6	-	(754)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(514)	(1,124)	(360)	-	(1,998)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	2,013	1,293	982	-	4,288
Balance, end of period	$1,499	169	622	-	2,290

Consolidating Statement of Cash Flows for the Quarter ended April 19, 2009 (unaudited; in thousands):

		Guarantor	Non-		Consolidated
	Issuer	WRG	Guarantors	Eliminations	PMCI

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,708)	1,564	(134)	(1,430)	(9,708)
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Equity in (loss) earnings of subsidiaries	(1,430)	-	-	1,430	-
Depreciation and amortization	5,436	1,728	192	-	7,356
Asset impairments	71	51	80	-	202
Amortization of debt discount	474	-	-	-	474
Other non-cash income and expense items	(935)	226	-	-	(709)
Loss (gain) on disposition of assets	690	(30)	-	-	660
Equity in net loss of unconsolidated partnership	-	10	-	-	10
Net changes in operating assets and liabilities	3,976	(528)	(49)	-	3,399
Total adjustments	8,282	1,457	223	1,430	11,392
Net cash (used in) provided by operating activities	(1,426)	3,021	89	-	1,684

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,060)	(952)	(462)	-	(2,474)
Proceeds from sale of assets	476		-	-	476
Net cash used in investing activities	(584)	(952)	(462)	-	(1,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	7,443	-	-	-	7,443
Repayment of revolving credit facilities	(8,128)	-	-	-	(8,128)
Repayment of capital lease obligations	(52)	(76)	-	-	(128)
Repayment of other debt	-	(6)	-	-	(6)
Debt financing costs	(127)	-	-	-	(127)
Distributions to non-controlling interest holders	-	-	(70)	-	(70)
Intercompany financing	2,566	(2,878)	312	-	-
Net cash provided by (used in) financing activities	1,702	(2,960)	242	-	(1,016)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(308)	(891)	(131)	-	(1,330)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	2,155	1,662	796	-	4,613
Balance, end of period	$1,847	771	665	-	3,283

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

Perkins Restaurant & Bakery

Perkins, founded in 1958, serves a variety of demographically and geographically diverse customers for a wide range of dining occasions that are appropriate for the entire family. Perkins continually adapts its menu, product offerings and building décor to meet changing consumer preferences. As of April 18, 2010, Perkins offered a full menu of over 90 assorted breakfast, lunch, dinner, snack and dessert items ranging in price from $3.89 to $13.99, with an average guest check of $8.96 at our Company-operated Perkins restaurants.  Perkins’ signature menu items include our omelettes, secret-recipe real buttermilk pancakes, Mammoth Muffins, the Tremendous Twelve platter, salads, melt sandwiches and Butterball turkey entrees. Breakfast items, which are available throughout the day, account for approximately half of the entrees sold in our Perkins restaurants.

Perkins is a leading operator and franchisor of full-service family dining restaurants. As of April 18, 2010, we franchised 315 restaurants to 109 franchisees in 31 states and 5 Canadian provinces, and we operated 163 restaurants. The footprint of our Company-operated Perkins restaurants extends over 13 states, with a significant number of restaurants in Minnesota and Florida.  For the trailing fifty-two weeks ended April 18, 2010, our Company-operated Perkins restaurants generated average annual revenues of $1,684,000 per restaurant.

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

For the quarters ended April 18, 2010 and April 19, 2009, average royalties earned per franchised Perkins restaurant were approximately $17,700 and $18,300, respectively.  The following numbers of Perkins’ license agreements have expiration dates in the following periods: 2010 —nineteen; 2011 — thirteen; 2012 — five; 2013 — eight; and 2014 — eighteen. Upon the expiration of their license agreements, franchisees typically apply for and receive new license agreements. Franchisees pay a license agreement renewal fee of $5,000 to $7,500 depending on the length of the renewal term.

Marie Callender’s Restaurant and Bakery

Marie Callender’s is a mid-priced casual dining concept. Founded in 1948, it has one of the longest operating histories within the full-service dining sector. Marie Callender’s is known for serving quality food in a warm, pleasant atmosphere and for its premium pies that are baked fresh daily. As of April 18, 2010, the Company offered a full menu of over 50 items ranging in price from $5.89 to $17.99. Marie Callender’s signature menu items include pot pies, quiches, a plentiful salad bar and Sunday brunch.

Marie Callender’s operates primarily in the western United States. As of April 18, 2010, we franchised 38 restaurants to 25 franchisees located in four states and Mexico, and we operated 92 Marie Callender’s restaurants. The footprint of our Company-operated Marie Callender’s restaurants extends over nine states with 62 restaurants located in California.  For the trailing fifty-two weeks ended April 18, 2010, our Company-operated Marie Callender’s restaurants generated average annual revenues of $2,025,000 per restaurant.

The following table presents the concept name and number of Marie Callender’s restaurants operated by the Company and our franchisees:

	Company-
Restaurant Name	operated	Partnerships	Franchised	Total
Marie Callender's	77	12	37	126
Marie Callender's Grill	-	-	1	1
Callender's Grill	2	-	-	2
East Side Mario's	1	-	-	1
Total	80	12	38	130

The Company has an ownership interest in the 12 Marie Callender’s restaurants under partnership agreements, with a non-controlling interest in two of the partnership restaurants and a 57% to 95% ownership interest in the remaining ten locations.

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

For the quarters ended April 18, 2010 and April 19, 2009, average royalties earned per franchised restaurant were approximately $26,600 and $27,600, respectively.  The following numbers of Marie Callender’s franchise agreements have expiration dates in the following periods: 2010 — two; 2011 — one; 2012 — four; 2013— one; and 2014 — none. Upon the expiration of their franchise agreements, franchisees typically apply for and receive new franchise agreements and pay a franchise agreement renewal fee of $2,500.

Manufacturing

Foxtail manufactures pies, pancake mixes, cookie doughs, muffin batters and other bakery products for both our in-store bakeries and unaffiliated customers.  One manufacturing facility in Corona, California produces pies and other bakery products to primarily supply the Marie Callender’s restaurants, and two facilities in Cincinnati, Ohio produce pies, pancake mixes, cookie doughs, muffin batters and other bakery products for the Perkins restaurants and various third-party customers.

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

The results of the franchise operations are mainly impacted by the same factors as those impacting our restaurant segments, excluding the operating cost factors since franchise segment profit is earned primarily through royalty income.

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

The operating results of Foxtail are impacted mainly by the following factors:  sales of our Company-operated and franchise restaurants, orders from our external customer base, general economic conditions, labor and employee benefit expenses, production efficiency, commodity prices, energy prices, Perkins and Marie Callender’s restaurant openings and closings, governmental regulation and food safety requirements.

The latter half of Fiscal 2008, Fiscal 2009 and the first quarter of Fiscal 2010 have been challenging for the family and casual dining segments of the restaurant industry. Largely as a result of the ongoing economic downturn, we experienced a decrease in comparable sales for both Perkins and Marie Callender’s in the quarters ended April 18, 2010 and April 19, 2009. We believe that the ongoing turmoil in the economy, the high unemployment levels, continued depressed residential real estate values, especially in some of our larger markets and the level of home foreclosures has adversely affected our guest counts and, in turn, our operating results and cash flows from operations.  Consequently, we have experienced declining profits.  If the current economic conditions persist or worsen, our revenues are likely to continue to suffer and our losses could increase.

In comparison to the first Fiscal quarter of 2009, comparable sales at Perkins’ Company-operated restaurants decreased by 5.7% and comparable sales at Marie Callender’s Company-operated restaurants decreased by 8.7%.  These declines in comparable sales resulted primarily from decreases in comparable guest counts at both concepts.  Management believes the decline in comparable guest counts for both concepts is attributable primarily to continuing adverse economic conditions that are impacting the restaurant industry.

OPERATIONS, FINANCIAL POSITION AND LIQUIDITY

Our principal sources of liquidity include unrestricted cash, available borrowings under our Revolver and cash generated by operations.  We have periodically received capital contributions from our parent company and engaged in other capital transactions.  Our principal uses of liquidity are costs and expenses associated with our restaurant and manufacturing operations, debt service payments and capital expenditures.

At April 18, 2010, we had a negative working capital balance of $22,234,000 and total PMCI stockholder’s deficit of $193,011,000.  Furthermore, at April 18, 2010, we had $2,290,000 in unrestricted cash and cash equivalents and $5,033,000 of borrowing capacity under our Revolver.

We have experienced declines in comparable restaurant sales and profitability in recent periods, resulting in additional borrowings under our Revolver.  We believe that the ongoing weakness in the economy, high unemployment levels, continued depressed residential real estate values, especially in some of our larger markets, and the level of home foreclosures has adversely affected our guest counts and, in turn, our sales and operating results.  In order to improve the short-term cash flows in our business and better position the Company for the future, among other things, we have introduced a new breakfast program at our Marie Callender’s restaurants, we are implementing new advertising and promotional programs at both restaurant brands, we have improved systems to more effectively manage our food and labor costs, we have upgraded our management staff and certain equipment in our Foxtail division to drive higher operating efficiencies and we have lowered capital expenditures levels for 2010.

Management expects these initiatives, together with the Company’s cash provided by operations and borrowing capacity under the Revolver, to provide sufficient liquidity for at least the next twelve months.  Our liquidity needs and sources are seasonal in nature.  Available liquidity has historically been at its lowest point at the end of the third quarter as we ramp up for significant fourth quarter sales activity.  Historically, we have generated a significant portion of our operating cash flow in the first and fourth quarters, with these two quarters in total contributing 60% and 63% of our annual operating cash flows in 2008 and 2009, respectively, thereby providing an important source of cash to fund our operations and service our debt during the following year.  Therefore, our ability to fund our operations and service our debt through 2011 will depend, primarily, on our ability to generate strong operating cash flows during the remainder of 2010, particularly during the fourth quarter and the first quarter of 2011.  We currently expect that our operating cash flow for the fourth quarter 2010 will exceed our fourth quarter 2009 cash flow and that our first quarter 2011 cash flow will at least equal our first quarter 2010 cash flow.  However, if economic conditions and customer traffic do not improve, our operating results for these quarters may be less than our expectations.  Furthermore, if we are unable to generate sufficient operating cash flows during these periods, there can be no assurance that we will have sufficient liquidity that will enable us to fund our operations and service our debt without accessing outside sources of additional liquidity.  Alternate sources of liquidity may include additional borrowings or capital contributions.  However, the Company currently has no such commitments or plans, and there can be no assurance that the Company will be able to access acceptable alternative financing.

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

Quarter Ended April 18, 2010 Compared to the Quarter Ended April 19, 2009

The following table reflects certain data for the quarter ended April 18, 2010 compared to the quarter ended April 19, 2009.  The consolidated information is derived from the accompanying consolidated statements of operations.  Data from the Company’s segments – restaurant operations; franchise operations; Foxtail and other – is included for comparison.  The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable revenue amount (food cost as a percentage of food sales; labor and benefits and operating expenses as a percentage of total revenues in the restaurant operations and franchise operations segments and as a percentage of food sales in the Foxtail segment).  The food cost ratio in the consolidated results reflects the elimination of intersegment food cost of $5,755,000 and $5,913,000 in the first quarters of 2010 and 2009, respectively.

	Consolidated Results		Restaurant Operations		Franchise Operations
	Quarter Ended		Quarter Ended		Quarter Ended
	April 18, 2010	April 19, 2009	April 18, 2010	April 19, 2009	April 18, 2010	April 19, 2009

Food sales	$153,070	166,790	139,605	149,228	-	-
Franchise and other revenue	8,490	8,376	-	-	6,670	6,944
Intersegment revenue	(5,755)	(5,913)	-	-	-	-
Total revenues	155,805	169,253	139,605	149,228	6,670	6,944

Food cost	25.3%	26.7%	25.7%	26.0%	0.0%	0.0%
Labor and benefits	34.2%	32.7%	36.8%	35.4%	0.0%	0.0%
Operating expenses	28.1%	27.0%	29.7%	28.8%	8.2%	7.4%

Segment (loss) profit	$(14,606)	(9,754)	5,570	9,076	6,125	6,429

	Foxtail (a)		Other (b)
	Quarter Ended		Quarter Ended
	April 18, 2010	April 19, 2009	April 18, 2010	April 19, 2009

Food sales	$13,465	17,562	-	-
Franchise and other revenue	-	-	1,820	1,432
Intersegment revenue	(5,755)	(5,913)	-	-
Total revenues	7,710	11,649	1,820	1,432

Food cost	53.6%	57.7%	0.0%	0.0%
Labor and benefits	13.9%	14.0%	5.6%	7.2%
Operating expenses	12.3%	12.7%	0.0%	0.0%

Segment (loss) profit	$641	159	(26,942)	(25,418)

(a)
The percentages for food cost, labor and benefits and operating expenses, as presented above, represent manufacturing costs at Foxtail. Foxtail’s selling, general and administrative expenses are included in general and administrative expenses in the consolidated statements of operations and in the Foxtail segment profit or loss presented above.

(b)
Licensing revenue of $1,732,000 and $1,361,000 for the first quarters of 2010 and 2009, respectively, is included in the other segment revenues. The other segment loss includes corporate general and administrative expenses, interest expense and other non-operational expenses. For details of the other segment loss, see Note 10, “Segment Reporting” in the Notes to Consolidated Financial Statements.

Overview

Our revenues are derived primarily from restaurant operations, franchise royalties and the sale of bakery products produced by Foxtail. Sales from Foxtail to Company-operated restaurants are eliminated in the accompanying consolidated statements of operations. Segment revenues as a percentage of total revenues were as follows:

	Percentage of Total Revenues
	Quarter	Quarter
	Ended	Ended
	April 18, 2010	April 19, 2009

Restaurant operations	89.6%	88.2%
Franchise operations	4.3%	4.1%
Foxtail	4.9%	6.9%
Other	1.2%	0.8%
Total revenues	100.0%	100.0%

Restaurant Operations Segment

The operating results of the restaurant segment are impacted mainly by the following factors: general economic conditions, competition, our comparable store sales, which are driven by our comparable customer counts and our guest check average, restaurant openings and closings, commodity prices, energy prices, our ability to manage operating expenses such as food cost and labor and benefits, weather and governmental legislation.

Total restaurant segment revenues decreased by approximately $9,623,000 in the first quarter of 2010 as compared to the first quarter of 2009, due primarily to lower comparable restaurant sales.  Comparable sales for the first quarter of 2010 decreased by 5.7% at Company-operated Perkins restaurants and 8.7% at Company-operated Marie Callender’s restaurants. These declines in comparable sales resulted primarily from a decrease in comparable guest counts due to macro-economic conditions.  Since the end of the first quarter of 2009, the Company has purchased one Marie Callender’s restaurant from a franchisee.

Restaurant segment profit decreased by $3,506,000 in the first quarter of 2010 compared to the first quarter of 2009.  The decrease was primarily due to the decrease in comparable sales, partially offset by lower food cost.

Franchise Operations Segment

The operating results of franchise operations are mainly impacted by the same factors as those impacting the Company’s restaurant segment, excluding the operating cost factors since franchise segment profit is earned primarily through royalty income.

Franchise revenues decreased approximately $274,000 in the first quarter of 2010 compared to the first quarter of 2009. During the first quarter of 2010, royalty revenue decreased by $328,000 due to a decline in comparable customer counts resulting from macro-economic conditions.  This decrease in royalty revenues was partially offset by a $54,000 increase in franchise fees and renewal fees during the first quarter of 2010.

Franchise segment profit decreased by $304,000 in the first quarter of 2010 compared to the prior year due primarily to the decrease in royalty revenues.

Since the end of the first quarter of 2009, Perkins’ franchisees have opened two restaurants and closed three restaurants.  Over the same time period, a Marie Callender’s franchisee sold one restaurant to the Company, and three franchised Marie Callender’s restaurants have closed.

Foxtail Segment

The operating results of Foxtail are impacted mainly by the following factors:  orders from our external customer base, general economic conditions, labor and employee benefit expenses, production efficiency, commodity prices, energy prices, Perkins and Marie Callender’s restaurant openings and closings, governmental legislation and food safety requirements.

Foxtail’s revenues, net of intercompany sales, decreased by $3,939,000 compared to the first quarter of 2010 due primarily to discontinued sales to two external customers, whose purchases typically resulted in lower-than-average margins to Foxtail.  The segment had a net profit of $641,000 in the first quarter of 2010 compared to a $159,000 net profit in the first quarter of 2009.  The improvement resulted primarily from higher sales margins and lower manufacturing and administrative expenses, which offset lower external sales.

Revenues

Consolidated total revenues decreased by $13,448,000 in the first quarter of 2010 compared to the first quarter of 2009. The decrease was due to decreases in sales of $9,623,000 in the restaurant segment, decreases in franchise revenues of $274,000 in the franchise segment and a $3,939,000 decrease in sales in the Foxtail segment. These decreases were partially offset by a $388,000 increase in licensing and other revenues. Total revenues of approximately $155,805,000 in the first quarter of 2010 were 7.9% lower than total revenues of approximately $169,253,000 in the first quarter of 2009.

Restaurant segment sales of $139,605,000 and $149,228,000 in the first quarters of 2010 and 2009, respectively, accounted for 89.6% and 88.2% of total revenues, respectively.  Due to the decline in total revenues, total restaurant segment sales increased as a percentage of total revenues, despite an overall 6.9% decrease in comparable sales at Company-operated Perkins and Marie Callender’s restaurants.

Franchise segment revenues of $6,670,000 and $6,944,000 in the first quarters of 2010 and 2009, respectively, accounted for 4.3% and 4.1% of total revenues, respectively. During the first quarter of 2010, royalty revenue decreased $328,000 due to a decline in comparable customer counts at franchised restaurants, while franchise fees and renewal fees increased $54,000.

Foxtail revenues, net of intercompany sales, of $7,710,000 and $11,649,000 in the first quarters of 2010 and 2009, respectively, accounted for 4.9% and 6.9% of total revenues, respectively.  The decline in revenues was primarily due to discontinued sales to two external customers, whose purchases typically resulted in lower-than-average margins to Foxtail.

Costs and Expenses

Food Cost

Consolidated food cost was 25.3% and 26.7% of food sales in the first quarters of 2010 and 2009, respectively. Restaurant segment food cost was 25.7% and 26.0% of food sales in the first quarters of 2010 and 2009, respectively, while food cost in the Foxtail segment was 53.6% and 57.7% of food sales in the first quarters of 2010 and 2009, respectively. The decrease of 0.3 percentage points in the restaurant segment is primarily due to lower commodity costs, particularly red meat, poultry, dry goods, produce and dairy products. The decrease of 4.1 percentage points in the Foxtail segment is primarily due to higher sales margins and improved pie manufacturing efficiencies.

Labor and Benefits Expenses

Consolidated labor and benefits expenses were 34.2% and 32.7% of total revenues in the first quarters of 2010 and 2009, respectively. Restaurant segment labor and benefits, as a percentage of total revenues, increased by 1.4 percentage points in the first quarter of 2010 due to a greater impact from fixed store management costs and higher employee insurance costs. In the Foxtail segment, labor and benefits, as a percentage of food sales, decreased slightly to 13.9% from 14.0% for the first quarters of 2010 and 2009, respectively.

Operating Expenses

Total operating expenses of $43,735,000 in the first quarter of 2010 decreased by $1,966,000 as compared to the first quarter of 2009. The most significant components of operating expenses were rent, utilities and advertising expenses. Total operating expenses, as a percentage of total sales, were 28.1% and 27.0% in the first quarters of 2010 and 2009, respectively. Approximately 95.0% and 94.0% of total operating expenses in the first quarters of 2010 and 2009, respectively, were incurred in the restaurant segment. In the restaurant segment, operating expenses, as a percentage of total revenues, increased from 28.8% to 29.7% primarily due to the decline in revenues.  Operating expenses in the Foxtail segment decreased by 0.4 percentage points due primarily to lower non-production labor and maintenance costs.

General and Administrative Expenses

The most significant components of general and administrative (“G&A”) expenses were corporate labor and benefits, occupancy costs, audit fees and legal fees. Consolidated G&A expenses represented 9.1% and 8.3% of total revenues in the first quarters of 2010 and 2009, respectively.  The percentage increase is primarily due to the decrease in total revenues, as overall G&A expenses essentially remained flat during the first quarter of 2010.

Depreciation and Amortization

Depreciation and amortization expense was $6,906,000 and $7,356,000 in the first quarters of 2010 and 2009, respectively.

Interest, net

Interest, net was $13,565,000 (8.7% of total revenues) in the first quarter of 2010, compared to $13,615,000 (8.0% of total revenues) in the first quarter of 2009. This increase was primarily due to an approximate $5,439,000 increase in the average debt outstanding during the first quarter of 2010 as compared to the first quarter of 2009.

Taxes

The effective income tax rate for the quarters ended April 18, 2010 and April 19, 2009 was 0.0%.  Our rates differ from the statutory rate primarily due to a valuation allowance against deferred tax deductions, losses and credits.

CAPITAL RESOURCES AND LIQUIDITY

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. At April 18, 2010, we had $2,290,000 in unrestricted cash and cash equivalents and $5,033,000 of borrowing capacity under our Revolver.

Secured Notes and 10% Senior Notes

On September 24, 2008, the Company issued $132,000,000 of 14% senior secured notes (the "Secured Notes").  The Secured Notes were issued at a discount of $7,537,200, which is being accreted using the interest method over the term of the Secured Notes.  The Secured Notes will mature on May 31, 2013, and interest is payable semi-annually on May 31 and November 30 of each year.

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

Revolver

On September 24, 2008, the Company entered into the Revolver.  The Revolver, which matures on February 28, 2013, is guaranteed by Perkins & Marie Callender's Holding Inc. and certain of the Company's existing and future subsidiaries.  The Revolver is secured by a first priority perfected security interest in all of the Company's property and assets and the property and assets of each guarantor.  Subject to the satisfaction of the conditions contained therein, up to $26,000,000 may be borrowed under the Revolver from time to time.  The Revolver includes a sub-facility for letters of credit in an amount not to exceed $15,000,000.

Amounts outstanding under the Revolver bear interest, at the Company’s option, at a rate per annum equal to either: (i) the base rate, as defined in the Revolver, plus an applicable margin or (ii) a LIBOR-based equivalent, plus an applicable margin.  For the foreseeable future, margins are expected to be 325 basis points for base rate loans and 425 basis points for LIBOR loans.  As of April 18, 2010, the average annual interest rate on aggregate borrowings under the Revolver was 8.25%, and the Revolver permitted additional borrowings of approximately $5,033,000 (after giving effect to $10,748,000 in borrowings and $10,219,000 in letters of credit outstanding).  The letters of credit are primarily utilized in conjunction with our workers’ compensation programs.

The Revolver contains various affirmative and negative covenants, including, but not limited to a financial covenant to maintain at least $30,000,000 of trailing 13-period EBITDA, as defined in the Revolver, and limits the Company’s capital expenditures.

The average interest rate on aggregate borrowings of the Company’s long-term debt was 11.6% for the first quarters of 2010 and 2009.

Our debt agreements place restrictions on the Company’s ability and the ability of its subsidiaries to: (i) incur additional indebtedness or issue certain preferred stock; (ii) repay certain indebtedness prior to stated maturities; (iii) pay dividends or make other distributions on, redeem or repurchase capital stock or subordinated indebtedness; (iv) make certain investments or other restricted payments; (v) enter into transactions with affiliates; (vi) issue stock of subsidiaries; (vii) transfer, sell or consummate a merger or consolidation of all, or substantially all, of the Company's assets; (viii) change lines of business; (ix) incur dividend or other payment restrictions with regard to restricted subsidiaries; (x) create or incur liens on assets to secure debt; (xi) dispose of assets; (xii) restrict distributions from subsidiaries; (xiii) make certain acquisitions; (xiv) make capital expenditures; or (xv) amend the terms of the Secured Notes and the 10% Senior Notes.  As of April 18, 2010, we were in compliance with the covenants contained in our debt agreements.

Working Capital and Cash Flows

At April 18, 2010, we had a negative working capital balance of $22,234,000. Like many other restaurant companies, the Company is able to, and does more often than not, operate with negative working capital. We are able to operate with a substantial working capital deficit because (1) restaurant revenues are received primarily on a cash or near-cash basis with a low level of accounts receivable, (2) rapid turnover results in a limited investment in inventories and (3) accounts payable for food and beverages usually become due after the receipt of cash from the related sales.

The following table sets forth summary cash flow data for the year-to-date periods ended April 18, 2010 and April 19, 2009 (in thousands):

	Quarter Ended April 18, 2010	Quarter Ended April 19, 2009
Cash flows provided by operating activities	$105	1,684
Cash flows used in investing activities	(1,349)	(1,998)
Cash flows used in financing activities	(754)	(1,016)

Operating Activities

Cash flows provided by operating activities decreased by $1,579,000 for the quarter ended April 18, 2010 compared to the quarter ended April 19, 2009. This decrease was primarily driven by the impact of a higher net loss resulting from lower comparable sales in the first quarter of 2010 compared to the first quarter of 2009.

Investing Activities

Cash flows used in investing activities for the quarter ended April 18, 2010 were $1,349,000 compared to $1,998,000 for the quarter ended April 19, 2009. Substantially all cash flows used in investing activities were used for capital expenditures.

Capital expenditures consisted primarily of restaurant improvements, restaurant remodels and equipment packages for new restaurants. The following table summarizes capital expenditures for each quarter presented (in thousands):
	Quarter Ended April 18, 2010	Quarter Ended April 19, 2009
New restaurants	$-	1
Restaurant improvements	917	1,176
Restaurant remodeling and reimaging	218	993
Manufacturing plant improvements	147	130
Other	72	174
Total capital expenditures	$1,354	2,474

Our capital expenditure forecast for the full year of 2010 is approximately $4,200,000 and does not include plans to open any new Company-operated Perkins or Marie Callender’s restaurants.  The principal source of funding for 2010’s capital expenditures is expected to be cash provided by operations and borrowings under our Revolver.

Financing Activities

Cash flows used in financing activities for the quarter ended April 18, 2010 were $754,000 compared to cash flows used in financing activities of $1,016,000 for the quarter ended April 19, 2009.  The primary cash flows for financing activities in the first quarters of 2010 and 2009 represent net repayments on the Company’s Revolver.

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

CASH CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Cash Contractual Obligations

Our cash contractual obligations presented in the Company’s 2009 Form 10-K/A have not changed materially during the quarter ended April 18, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 14 of the Notes to Consolidated Financial Statements.

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

Interest Rate Risk

Our primary market risk is interest rate exposure with respect to our floating rate debt. As of April 18, 2010, our Revolver permitted additional borrowings of approximately $5,033,000 (after giving effect to $10,748,000 in borrowings and $10,219,000 in letters of credit outstanding).  Borrowings under the Revolver are subject to variable interest rates. A 100 basis point change in interest rates (assuming $26,000,000 was outstanding under the Revolver) would impact us by approximately $260,000.  In the future, we may decide to employ a hedging strategy through derivative financial instruments to reduce the impact of adverse changes in interest rates. We do not plan to hold or issue derivative instruments for trading purposes.

Foreign Currency Exchange Rate Risk

We conduct foreign operations in Canada and Mexico. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated and other comprehensive income (loss). As of April 18, 2010, we do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates to be material.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.
We have established disclosure controls and procedures to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to the officers who certify our financial reports and to other members of senior management and the board of directors to allow timely decisions regarding required disclosure.

In connection with the restatement of our prior financial results, which is more fully described in Note 19 to our Consolidated Financial Statements in our Form 10-K/A filed on June 7, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we reevaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 18, 2010. Based upon that reevaluation and particularly in light of the restatement of our financial results, we identified a material weakness in our internal control over financial reporting with respect to the determination and review of differences between the income tax bases and financial reporting bases of certain assets and liabilities. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of April 18, 2010.

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

Changes in Internal Control over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the first fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

As reported in the Company’s Form 10-K for the fiscal year ended December 27, 2009, we are party to various legal proceedings in the ordinary course of business. There have been no material developments with regard to these proceedings, either individually or in the aggregate, that are likely to have a material adverse effect on the Company’s financial position or results of operations.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended December 27, 2009, which could materially affect our business, financial condition or future results.  The risks described in this report and in our Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Removed and Reserved

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

PERKINS & MARIE CALLENDER’S INC.

DATE: June 7, 2010	BY: /s/ Fred T. Grant, Jr.
Fred T. Grant, Jr.
Chief Financial Officer