Form 10-Q
period 2010-07-11
PERKINS & MARIE CALLENDER'S INC
filed 2010-08-30
CIK 1047040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 11, 2010

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
Yes        ☐      No       ☑
Number of shares of common stock outstanding as of August 25, 2010: 10,820.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PERKINS & MARIE CALLENDER’S INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	July 11, 2010	July 12, 2009	July 11, 2010	July 12, 2009
REVENUES:
Food sales	$107,573	115,061	254,888	275,938
Franchise and other revenue	6,580	6,815	15,070	15,191
Total revenues	114,153	121,876	269,958	291,129
COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	27,434	30,301	64,716	73,275
Labor and benefits	38,846	40,904	92,208	96,229
Operating expenses	32,534	32,072	76,269	77,773
General and administrative	10,835	10,129	24,941	24,218
Depreciation and amortization	5,059	5,557	11,965	12,913
Interest, net	10,299	10,130	23,864	23,745
Asset impairments and closed store expenses	440	346	2,105	1,208
Other, net	(140)	(1,716)	(358)	(2,677)
Total costs and expenses	125,307	127,723	295,710	306,684
Loss before income taxes	(11,154)	(5,847)	(25,752)	(15,555)
Benefit from (provision for) income taxes	-	-	-	-
Net loss	(11,154)	(5,847)	(25,752)	(15,555)
Less: net (loss) earnings attributable to
non-controlling interests	(1)	33	7	79
Net loss attributable to Perkins & Marie
Callender's Inc.	$(11,153)	(5,880)	(25,759)	(15,634)

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 11,	December 27,
	2010	2009
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,263	4,288
Restricted cash	7,462	8,110
Receivables, less allowances for doubtful accounts of $859 and $829 in 2010 and 2009, respectively	15,141	18,125
Inventories	10,383	11,062
Prepaid expenses and other current assets	3,676	1,864
Assets held for sale, net	1,304	-
Total current assets	40,229	43,449

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $156,381 and $156,898 in 2010 and 2009, respectively	62,987	75,219
INVESTMENT IN UNCONSOLIDATED PARTNERSHIP	33	50
GOODWILL	23,100	23,100
INTANGIBLE ASSETS, net of accumulated amortization of $21,257 and $20,179 in 2010 and 2009, respectively	145,935	147,013
OTHER ASSETS	14,690	16,074
TOTAL ASSETS	$286,974	304,905

LIABILITIES AND DEFICIT

CURRENT LIABILITIES:
Accounts payable	14,383	14,657
Accrued expenses	40,886	41,605
Franchise advertising contributions	5,265	4,327
Current maturities of long-term debt and capital lease obligations	379	503
Total current liabilities	60,913	61,092

LONG-TERM DEBT, less current maturities	331,303	326,042
CAPITAL LEASE OBLIGATIONS, less current maturities	10,906	11,054
DEFERRED RENT	18,478	17,092
OTHER LIABILITIES	23,951	22,277
DEFERRED INCOME TAXES	45,457	45,457

DEFICIT:
Common stock, $.01 par value; 100,000 shares authorized;
10,820 issued and outstanding	1	1
Additional paid-in capital	150,870	150,870
Accumulated other comprehensive income	47	45
Accumulated deficit	(355,092)	(329,333)
Total PMCI stockholder's deficit	(204,174)	(178,417)
Non-controlling interests	140	308
Total deficit	(204,034)	(178,109)
TOTAL LIABILITIES AND DEFICIT	$286,974	304,905

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Year-to-Date	Year-to-Date
	Ended	Ended
	July 11, 2010	July 12, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,752)	(15,555)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	11,965	12,913
Asset impairments	2,273	434
Amortization of debt discount	946	829
Other non-cash income items	(232)	(2,344)
(Gain) loss on disposition of assets	(168)	774
Equity in net loss of unconsolidated partnership	17	8
Net changes in operating assets and liabilities	7,625	(493)
Total adjustments	22,426	12,121
Net cash used in operating activities	(3,326)	(3,434)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,572)	(4,316)
Proceeds from sale of assets	5	490
Net cash used in investing activities	(2,567)	(3,826)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	17,759	18,248
Repayment of revolving credit facilities	(13,444)	(12,719)
Repayment of capital lease obligations	(262)	(223)
Repayment of other debt	(10)	(10)
Debt financing costs	-	(142)
Distributions to non-controlling interest holders	(175)	(71)
Net cash provided by financing activities	3,868	5,083

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,025)	(2,177)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	4,288	4,613
Balance, end of period	$2,263	2,436

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

The results of operations for the interim period ended July 11, 2010 are not necessarily indicative of operating results for the full year. The consolidated interim financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s 2009 Form 10-K/A, filed with the Securities and Exchange Commission on June 7, 2010.

(3) Accounting Reporting Period

Our financial reporting is based on thirteen four-week periods ending on the last Sunday in December. The first quarter each year includes four four-week periods, and the second, third and fourth quarters each typically include three four-week periods.  The first and second quarters of 2010 ended on April 18 and July 11, respectively, and the first and second quarters of 2009 ended on April 19 and July 12, respectively.  The third and fourth quarters of 2010 will end October 3 and December 26, respectively.

(4) Operations, Financial Position and Liquidity

Our principal sources of liquidity include cash, available borrowings under our $26,000,000 revolving credit facility (the “Revolver”) and cash generated by operations.  Our principal uses of liquidity are costs and expenses associated with our restaurant and manufacturing operations, debt service payments and capital expenditures.  At July 11, 2010, we had a negative working capital balance of $20,684,000 and total PMCI stockholder’s deficit of $204,174,000.  Furthermore, at July 11, 2010, we had $2,263,000 in unrestricted cash and $296,000 of borrowing capacity under our Revolver.

The controlling equity holder of P&MC’s Holding LLC, our indirect parent, is in the process of finalizing the terms of an agreement with a third party, which would be entered into by the Company and guaranteed by one of the equity holder’s affiliates. Under this agreement, the third party will provide a new letter of credit of approximately $8.6 million for the benefit of an insurance company that provides workers’ compensation insurance for the Company. The Company expects the new letter of credit and the related guarantee to be entered into by September 15, 2010. This new letter of credit will be in force through December 9, 2010, and will contain certain renewal provisions for extension beyond that date. The Company currently has an existing letter of credit in place under its Revolver for the benefit of this insurance company. While this new letter of credit agreement is in place, the Company will not need to maintain the letter of credit provided under its Revolver, and will therefore have, under its Revolver, incremental borrowing capacity of approximately $8.6 million to fund its current seasonal liquidity needs. Based on our current expectations, we do not expect that we will need the additional liquidity support provided by the new letter of credit after its expiration date. However, prior to the expiration, we will be reviewing our liquidity position with our controlling equity holder to determine if they will extend the new letter of credit.

The existing letter of credit and the new letter of credit that will replace it are provided to the insurance company and are not drawn down unless the Company fails to pay its workers’ compensation claims in the ordinary course of business. In the event the Company fails to make payments due on its workers’ compensation claims and the new letter of credit is drawn upon, the guarantor of the letter of credit will reimburse the third party letter of credit provider, and the Company has agreed to reimburse the guarantor for such amounts. However, there has never been a draw on the existing letter of credit and the Company does not expect that there will be a draw on the new letter of credit.

We believe that the ongoing weakness in the economy, high unemployment levels, continued depressed residential real estate values, especially in some of our larger markets, and the level of home foreclosures has adversely affected our guest counts and, in turn, our sales and operating results.  Over the last three years, we have experienced continued declines in comparable restaurant sales and profitability that have adversely impacted our liquidity position.

Our operations and liquidity needs are seasonal in nature.  Historically, we have generated a significant portion of our operating cash flow in the first and fourth quarters, with these two quarters in total contributing 60% and 63% of our annual operating cash flows in 2008 and 2009.  The fourth quarter is typically our strongest income generating quarter due to substantial holiday traffic and seasonal pie sales.  As we increase personnel and inventories at the end of the third quarter for this seasonal activity, liquidity is normally at its lowest point.  In light of this and because we have two significant interest payments due on October 1 and November 30, we intend to continue to reduce our capital expenditures and carefully manage payment of certain operating expenses in the third and fourth quarters.

Our ability to fund our operations and service our debt through 2011 and beyond will depend, in large part, on our ability to improve sales and profitability.  We believe we will accomplish this improvement through the successful execution of our recently implemented advertising and promotional programs at both restaurant brands and also through our renewed focus at Foxtail to increase higher profit sales to third-party customers, replacing low profitability contracts terminated in 2009.  Management expects these initiatives together with the Company’s cash provided by operations and borrowing capacity under the Revolver (which includes the additional availability as a result of the new letter of credit agreement) to provide sufficient liquidity for at least the next twelve months. However, there can be no assurance as to whether these or other actions will enable us to generate sufficient cash flow to fund our operations and service our debt.

If we are unable to finalize and enter into the agreement for the new letter of credit, there can be no assurance that we will have sufficient liquidity to enable us to fund our operations and service our debt without accessing outside sources of additional liquidity.  Alternate sources of liquidity may include additional borrowings or capital contributions.  However, the Company currently has no such commitments or plans, and there can be no assurance that the Company will be able to access acceptable alternative financing.

(5) Gift Cards and Perkins Marketing Fund

The Company issues gift cards and, prior to March 2005, also issued gift certificates (collectively, “gift cards”), both of which contain no expiration dates or inactivity fees.  The Company recognizes revenue from gift cards when they are redeemed by the customer.  The Company recognizes income from unredeemed gift cards (“gift card breakage”) when there is sufficient historical data to support an estimate, the likelihood of redemption is remote and there is no legal obligation to remit the unredeemed gift card balances to the state tax authorities under applicable escheat regulations.  Gift card breakage is determined based on historical redemption patterns and is included in other, net in the consolidated statements of operations.  Management concluded in the first quarter of 2009 that it had sufficient evidence to estimate the gift card breakage rate on Perkins gift cards and recorded $865,000 of gift card breakage.  Management concluded in the second fiscal quarter of 2009 that it had sufficient evidence to estimate the gift card breakage rate on Marie Callender’s gift cards and recorded $1,576,000 of gift card breakage.  These initial recognitions of breakage income in the first and second quarters of 2009 include amounts related to gift cards sold since the inception of our gift card programs in 2005.  For the quarter and year-to-date periods ended July 11, 2010, we recorded $143,000 and $335,000, respectively, of breakage income for both our Perkins and Marie Callender’s gift cards.  As of July 11, 2010 and December 27, 2009, the Company held approximately $2,197,000 and $3,324,000, respectively, of net gift card proceeds received from Perkins’ Company-owned and franchise locations as restricted cash on its consolidated balance sheets.

The Company maintains a marketing fund (the “Marketing Fund”) to pool the resources of the Company and its franchisees for advertising purposes and to promote the Perkins brand in accordance with the system’s advertising policy. As of July 11, 2010 and December 27, 2009, the Company held approximately $5,265,000 and $4,786,000, respectively, in the Marketing Fund.

Funds related to the gift card program and the Marketing Fund are classified as restricted cash on the consolidated balance sheet. The use of these funds is not contractually limited to specific uses and a portion of these funds has in the past been temporarily used for other corporate purposes. However, it is the Company’s intention to restrict the use of these funds in the future as described above.

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

As of July 11, 2010, three Perkins franchisees, otherwise unaffiliated with the Company, owned 87, or 27%, of the 319 franchised Perkins restaurants, consisting of 39, 27 and 21 restaurants, respectively.  As of July 12, 2009, these same franchisees owned 40, 27 and 21 restaurants, respectively.  The following table presents a summary of the royalty and license fees provided by these three franchisees:

# of	Quarter	Year-to-Date	# of	Quarter	Year-to-Date
Restaurants	Ended	Ended	Restaurants	Ended	Ended
(2010)	July 11, 2010	July 11, 2010	(2009)	July 12, 2009	July 12, 2009

39	$430,000	$963,000	40	$449,000	$999,000
27	348,000	787,000	27	337,000	763,000
21	323,000	736,000	21	342,000	777,000

As of July 11, 2010, three Marie Callender’s franchisees otherwise unaffiliated with the Company each owned four, for a total of 12, or 32%, of the 37 franchised Marie Callender’s restaurants.  As of July 12, 2009, these same franchisees owned five, four and four restaurants, respectively.  The following table presents a summary of the royalty and license fees provided by these three franchisees:

# of	Quarter	Year-to-Date	# of	Quarter	Year-to-Date
Restaurants	Ended	Ended	Restaurants	Ended	Ended
(2010)	July 11, 2010	July 11, 2010	(2009)	July 12, 2009	July 12, 2009

4	$77,000	$187,000	5	$70,000	$220,000
4	74,000	189,000	4	84,000	201,000
4	66,000	148,000	4	57,000	138,000

The Company has three arrangements with different parties to whom territorial rights were granted. The Company makes specified payments to those parties based on a percentage of gross sales from certain Perkins restaurants and for new Perkins restaurants opened within those geographic regions. During the second quarters of 2010 and 2009, we paid an aggregate of $612,000 and $643,000, respectively, and during the year-to-date periods of 2010 and 2009, we paid an aggregate of $1,352,000 and $1,421,000, respectively, under such arrangements. Of these arrangements, one expires in the year 2075, one expires upon the death of the beneficiary and one remains in effect as long as we operate Perkins restaurants in certain states.

(7) Supplemental Cash Flow Information

Cash and cash equivalents were impacted by the following changes (in thousands) in operating assets and liabilities in the statements of cash flows for the year-to-date periods ended July 11, 2010 and July 12, 2009:

	Year-to-Date	Year-to-Date
	Ended	Ended
	July 11, 2010	July 12, 2009
Decrease (increase) in:
Restricted cash	$648	2,100
Receivables	2,885	4,874
Inventories	679	(138)
Prepaid expenses and other current assets	(1,812)	(2,189)
Other assets	1,694	854

Increase (decrease) in:
Accounts payable	(274)	(5,287)
Accrued expenses and other current liabilities	745	(3,181)
Other liabilities	3,060	2,474
Net changes in operating assets and liabilities	$7,625	(493)

(8) Goodwill and Intangible Assets

Goodwill

Goodwill of $23,100,000 at both July 11, 2010 and December 27, 2009 was attributable solely to the restaurant operations segment.

Intangible Assets

The components of our identifiable intangible assets are as follows (in thousands):

	July 11,	December 27,
	2010	2009
Amortizing intangible assets:
Franchise agreements	$35,000	35,000
Customer relationships	10,000	10,000
Acquired franchise rights	10,758	10,758
Design prototype	834	834
Subtotal	56,592	56,592
Less — accumulated amortization	(21,257)	(20,179)
Net amortizing intangible assets	35,335	36,413
Non-amortizing intangible asset:
Tradenames	110,600	110,600
Total intangible assets	$145,935	147,013

(9) Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	July 11,	December 27,
	2010	2009

Payroll and related benefits	$14,376	15,423
Interest	7,505	6,065
Gift cards and gift certificates	3,004	5,090
Property, real estate and sales taxes	5,294	4,267
Insurance	2,383	2,219
Advertising	1,042	792
Other	7,282	7,749
Total accrued expenses	$40,886	41,605

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

The following table presents revenues and other financial information by business segment (in thousands):

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
Revenues	July 11, 2010	July 12, 2009	July 11, 2010	July 12, 2009

Restaurant operations	$100,961	106,495	240,566	255,723
Franchise operations	5,288	5,305	11,959	12,249
Foxtail	10,901	12,942	24,366	30,504
Intersegment revenue	(4,289)	(4,376)	(10,044)	(10,289)
Other	1,292	1,510	3,111	2,942
Total	$114,153	121,876	269,958	291,129

Segment income (loss) attributable to PMCI

Restaurant operations	3,259	5,335	8,829	14,411
Franchise operations	4,742	4,840	10,867	11,269
Foxtail	933	1,164	1,574	1,323
Other	(20,087)	(17,219)	(47,029)	(42,637)
Total	$(11,153)	(5,880)	(25,759)	(15,634)

Segment assets			July 11, 2010	December 27, 2009

Restaurant operations			122,740	132,611
Franchise operations			101,359	101,672
Foxtail			29,175	31,754
Other			33,700	38,868
Total			$286,974	304,905

The components of other segment loss are as follows (in thousands):
	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	July 11, 2010	July 12, 2009	July 11, 2010	July 12, 2009

General and administrative expenses	$9,993	9,079	22,674	21,229
Depreciation and amortization expenses	721	784	1,677	1,821
Interest expense, net	10,299	10,130	23,864	23,745
Loss (gain) on disposition of assets, net	(102)	114	(168)	774
Asset impairments	542	232	2,273	434
Net earnings attributable to non-controlling interests	(1)	33	7	79
Licensing revenue	(1,258)	(1,448)	(2,990)	(2,808)
Other	(107)	(1,705)	(308)	(2,637)
Total other segment loss	$20,087	17,219	47,029	42,637

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

In September 2005, the Company issued $190,000,000 of 10% senior unsecured notes (the “10% Senior Notes”). The 10% Senior Notes were issued at a discount of $2,570,700, which is being accreted using the interest method over the term of the 10% Senior Notes. The 10% Senior Notes will mature on October 1, 2013, and interest is payable semi-annually on April 1 and October 1 of each year. All consolidated subsidiaries of the Company that are 100% owned provide joint and several, full and unconditional guarantees of the 10% Senior Notes. There are no significant restrictions on the Company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or a loan. Additionally, there are no significant restrictions on a guarantor subsidiary’s ability to obtain funds from the Company or its direct or indirect subsidiaries.

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

Amounts outstanding under the Revolver bear interest, at the Company’s option, at a rate per annum equal to either: (i) the base rate, as defined in the Revolver, plus an applicable margin or (ii) a LIBOR-based equivalent, plus an applicable margin.  For the foreseeable future, margins are expected to be 325 basis points for base rate loans and 425 basis points for LIBOR loans.  As of July 11, 2010, the average annual interest rate on aggregate borrowings under the Revolver was 7.8%, and the Revolver permitted additional borrowings of approximately $296,000 (after giving effect to $15,485,000 in borrowings and $10,219,000 in letters of credit outstanding).  The letters of credit are primarily utilized in conjunction with our workers’ compensation programs.

The Revolver contains various affirmative and negative covenants, including, but not limited to a financial covenant for the Company to maintain at least $30,000,000 of trailing 13-period EBITDA, as defined in the Revolver, and limits the Company’s ability to make capital expenditures.

The average interest rate on aggregate borrowings of the Company’s long-term debt for the year-to-date period through July 11, 2010 was 11.6% compared to the average interest rate on aggregate borrowings for the year-to-date period through July 12, 2009 of 11.5%.

Our debt agreements place restrictions on the Company’s ability and the ability of its subsidiaries to: (i) incur additional indebtedness or issue certain preferred stock; (ii) repay certain indebtedness prior to stated maturities; (iii) pay dividends or make other distributions on, redeem or repurchase capital stock or subordinated indebtedness; (iv) make certain investments or other restricted payments; (v) enter into transactions with affiliates; (vi) issue stock of subsidiaries; (vii) transfer, sell or consummate a merger or consolidation of all, or substantially all, of the Company's assets; (viii) change lines of business; (ix) incur dividend or other payment restrictions with regard to restricted subsidiaries; (x) create or incur liens on assets to secure debt; (xi) dispose of assets; (xii) restrict distributions from subsidiaries; (xiii) make certain acquisitions; (xiv) make capital expenditures; or (xv) amend the terms of the Secured Notes and the 10% Senior Notes.  As of July 11, 2010 we were in compliance with the covenants contained in our debt agreements.

 (12) Income Taxes

The effective income tax rates for the second quarters ended July 11, 2010 and July 12, 2009 were 0.0%.  Our rates differ from the statutory rate primarily due to a valuation allowance against deferred tax deductions, losses and credits.

A reconciliation of the change in the gross unrecognized tax benefits from December 28, 2009 to July 11, 2010 is as follows (in thousands):

2010

Unrecognized tax benefit - beginning of fiscal year	$1,153
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Additions for tax positions of current year	-
Reductions due to settlements	-
Reductions for lapse of statute of limitations	-
Unrecognized tax benefit - as of July 11, 2010	$1,153

As of July 11, 2010 and December 27, 2009 the Company had approximately $943,000 of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate, except for approximately $160,000 which is subject to tax indemnification from the predecessor owner.  As of July 11, 2010 and December 27, 2009 the Company had $805,000 of unrecognized tax benefits reducing Federal and state net operating loss carry forwards and Federal credit carry forwards that, if recognized, would be subject to a valuation allowance.  The Company expects that the total amount of its gross unrecognized tax benefits will decrease between $32,000 and $432,000 within the next 12 months due to Federal and state settlements and expiration of statutes.

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

Stock-based compensation expense for the quarterly and year-to-date periods ended July 11, 2010 and July 12, 2009 was not material.

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

Other Related Party Transactions

In September 2009, P&MC’s Real Estate Holding LLC, the indirect parent of the Company, purchased a building in California that was being leased by the Company for the operation of a Marie Callender’s restaurant and assumed the Company’s obligations under the related ground lease.  In connection with the purchase of the building, the Company’s existing building lease was terminated.  P&MC’s Real Estate Holding LLC has agreed to allow the Company to use the building and defer collection of building rent at this time.  The Company will continue to operate the Marie Callender’s restaurant in the building and will pay the underlying ground lease.  As a result of these transactions, the Company has imputed rent of $18,500 per period, based on the fair value of the building and local rental rate, and is accruing this amount in deferred rent on its consolidated balance sheets.

(14) Recent Accounting Developments

Subsequent Events

In May 2009, the FASB issued ASC 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was effective for interim and annual periods ending after June 15, 2009.

In February 2010, the FASB issued ASU 2010-09, which amends ASC 855 to address certain implementation issues related to performing and disclosing subsequent events procedures.  The Company included the requirements of this guidance in the preparation of the accompanying financial statements.

(15) Deficit

A summary of the changes in deficit for the year-to-date periods ended July 11, 2010 and July 12, 2009 is provided below (in thousands):

	Year-to-Date Ended July 11, 2010
				Accumulated
		Additional		Other	Total PMCI
	Common	Paid-in	Accumulated	Comprehensive	Stockholder's	Non-controlling	Total
	Stock	Capital	Deficit	Income	Deficit	Interests	Deficit

Balance, December 27, 2009	$1	150,870	(329,333)	45	(178,417)	308	(178,109)

Distributions to non-controlling interest holders	-	-	-	-	-	(175)	(175)

Net (loss) earnings	-	-	(25,759)	-	(25,759)	7	(25,752)
Currency translation adjustment	-	-	-	2	2	-	2
Total comprehensive loss							(25,750)

Balance, July 11, 2010	$1	150,870	(355,092)	47	(204,174)	140	(204,034)

	Year-to-Date Ended July 12, 2009
				Accumulated
		Additional		Other	Total PMCI
	Common	Paid-in	Accumulated	Comprehensive	Stockholder's	Non-controlling	Total
	Stock	Capital	Deficit	Income (Loss)	Deficit	Interests	Deficit

Balance, December 28, 2008	$1	149,851	(293,114)	(4)	(143,266)	215	(143,051)

Distributions to non-controlling interest holders	-	-	-	-	-	(71)	(71)

Net (loss) earnings	-	-	(15,634)	-	(15,634)	79	(15,555)
Currency translation adjustment	-	-	-	24	24	-	24
Total comprehensive loss							(15,531)

Balance, July 12, 2009	$1	149,851	(308,748)	20	(158,876)	223	(158,653)

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

Consolidating Statement of Operations for the Quarter ended July 11, 2010 (unaudited; in thousands):

			Non-		Consolidated
	Issuer	Guarantor	Guarantors	Eliminations	PMCI

REVENUES:
Food sales	$66,759	35,379	5,435	-	107,573
Franchise and other revenue	4,571	2,009	-	-	6,580
Total revenues	71,330	37,388	5,435	-	114,153

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	16,378	9,604	1,452	-	27,434
Labor and benefits	23,276	13,573	1,997	-	38,846
Operating expenses	18,709	11,692	2,133	-	32,534
General and administrative	9,569	1,266	-	-	10,835
Depreciation and amortization	3,739	1,150	170	-	5,059
Interest, net	10,221	78	-	-	10,299
Asset impairments and closed store expenses	51	389	-	-	440
Other, net	(235)	95	-	-	(140)
Total costs and expenses	81,708	37,847	5,752	-	125,307
Loss before income taxes	(10,378)	(459)	(317)	-	(11,154)
Benefit from (provision for) income taxes	-	-	-	-	-
Net loss	(10,378)	(459)	(317)	-	(11,154)
Less: net loss attributable to non-controlling interests	-	-	(1)	-	(1)
Equity in earnings (loss) of subsidiaries	(776)	-	-	776	-
Net (loss) income attributable to Perkins & Marie Callender's Inc.	$(11,154)	(459)	(316)	776	(11,153)

Consolidating Statement of Operations for the Quarter ended July 12, 2009 (unaudited; in thousands):

			Non-		Consolidated
	Issuer	Guarantor	Guarantors	Eliminations	PMCI

REVENUES:
Food sales	$71,865	37,443	5,753	-	115,061
Franchise and other revenue	4,608	2,207	-	-	6,815
Total revenues	76,473	39,650	5,753	-	121,876

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	18,918	9,265	2,118	-	30,301
Labor and benefits	24,278	15,136	1,490	-	40,904
Operating expenses	18,407	11,511	2,154	-	32,072
General and administrative	8,732	1,397	-	-	10,129
Depreciation and amortization	4,018	1,402	137	-	5,557
Interest, net	9,915	215	-	-	10,130
Asset impairments and closed store expenses	63	274	9	-	346
Other, net	(139)	(1,577)	-	-	(1,716)
Total costs and expenses	84,192	37,623	5,908	-	127,723
Profit (loss) before income taxes	(7,719)	2,027	(155)	-	(5,847)
Benefit from (provision for) income taxes	-	-	-	-	-
Net profit (loss)	(7,719)	2,027	(155)	-	(5,847)
Less: net earnings attributable to non-controlling interests	-	-	33	-	33
Equity in earnings (loss) of subsidiaries	1,872	-	-	(1,872)	-
Net (loss) income attributable to Perkins & Marie Callender's Inc.	$(5,847)	2,027	(188)	(1,872)	(5,880)

Consolidating Statement of Operations for the Year-to-Date Period ended July 11, 2010 (unaudited; in thousands):

			Non-		Consolidated
	Issuer	Guarantor	Guarantors	Eliminations	PMCI

REVENUES:
Food sales	$159,118	82,915	12,855	-	254,888
Franchise and other revenue	10,212	4,857	1	-	15,070
Total revenues	169,330	87,772	12,856	-	269,958

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	39,176	22,121	3,419	-	64,716
Labor and benefits	55,705	31,864	4,639	-	92,208
Operating expenses	44,532	26,810	4,927	-	76,269
General and administrative	22,109	2,832	-	-	24,941
Depreciation and amortization	8,813	2,759	393	-	11,965
Interest, net	23,703	161	-	-	23,864
Asset impairments and closed store expenses	876	1,223	6	-	2,105
Other, net	(361)	3	-	-	(358)
Total costs and expenses	194,553	87,773	13,384	-	295,710
Loss before income taxes	(25,223)	(1)	(528)	-	(25,752)
Benefit from (provision for) income taxes	-	-	-	-	-
Net loss	(25,223)	(1)	(528)	-	(25,752)
Less: net earnings attributable to non-controlling interests	-	-	7	-	7
Equity in earnings (loss) of subsidiaries	(529)	-	-	529	-
Net (loss) income attributable to Perkins & Marie Callender's Inc.	$(25,752)	(1)	(535)	529	(25,759)

Consolidating Statement of Operations for the Year-to-Date Period ended July 12, 2009 (unaudited; in thousands):

			Non-		Consolidated
	Issuer	Guarantor	Guarantors	Eliminations	PMCI

REVENUES:
Food sales	$173,591	88,582	13,765	-	275,938
Franchise and other revenue	10,391	4,800	-	-	15,191
Total revenues	183,982	93,382	13,765	-	291,129

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	45,763	23,884	3,628	-	73,275
Labor and benefits	57,745	33,494	4,990	-	96,229
Operating expenses	45,778	26,977	5,018	-	77,773
General and administrative	21,080	3,138	-	-	24,218
Depreciation and amortization	9,454	3,130	329	-	12,913
Interest, net	23,296	449	-	-	23,745
Asset impairments and closed store expenses	824	295	89	-	1,208
Other, net	(1,101)	(1,576)	-	-	(2,677)
Total costs and expenses	202,839	89,791	14,054	-	306,684
Profit (loss) before income taxes	(18,857)	3,591	(289)	-	(15,555)
Benefit from (provision for) income taxes	-	-	-	-	-
Net profit (loss)	(18,857)	3,591	(289)	-	(15,555)
Less: net earnings attributable to non-controlling interests	-	-	79	-	79
Equity in earnings (loss) of subsidiaries	3,302	-	-	(3,302)	-
Net (loss) income attributable to Perkins & Marie Callender's Inc.	$(15,555)	3,591	(368)	(3,302)	(15,634)

Consolidating Balance Sheet as of July 11, 2010 (unaudited; in thousands):

			Non-		Consolidated
	Issuer	Guarantor	Guarantors	Eliminations	PMCI
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,458	204	601	-	2,263
Restricted cash	7,462	-	-	-	7,462
Receivables, less allowances for doubtful accounts	9,940	5,196	5	-	15,141
Inventories	7,446	2,749	188	-	10,383
Prepaid expenses and other current assets	2,909	761	6	-	3,676
Assets held for sale, net	1,304	-	-	-	1,304
Total current assets	30,519	8,910	800	-	40,229

PROPERTY AND EQUIPMENT, net	43,549	17,280	2,158	-	62,987
INVESTMENT IN UNCONSOLIDATED PARTNERSHIP	-	24	9	-	33
GOODWILL	23,100	-	-	-	23,100
INTANGIBLE ASSETS, net	145,841	94	-	-	145,935
INVESTMENTS IN SUBSIDIARIES	(79,517)	-	-	79,517	-
DUE FROM SUBSIDIARIES	79,204	-	-	(79,204)	-
OTHER ASSETS	13,354	1,126	210	-	14,690
TOTAL ASSETS	$256,050	27,434	3,177	313	286,974

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	9,202	4,742	439	-	14,383
Accrued expenses	31,844	7,898	1,144	-	40,886
Franchise advertising contributions	5,265	-	-	-	5,265
Current maturities of long-term debt and capital lease obligations	162	217	-	-	379
Total current liabilities	46,473	12,857	1,583	-	60,913

LONG-TERM DEBT, less current maturities	331,303	-	-	-	331,303
CAPITAL LEASE OBLIGATIONS, less current maturities	8,026	2,880	-	-	10,906
DEFERRED RENT	13,749	4,671	58	-	18,478
OTHER LIABILITIES	15,216	8,735	-	-	23,951
DEFERRED INCOME TAXES	45,457	-	-	-	45,457
DUE TO PARENT	-	77,764	1,440	(79,204)	-

EQUITY (DEFICIT):
Common stock	1	-	-	-	1
Preferred stock	-	64,296	-	(64,296)	-
Capital in excess of par	-	9,338	-	(9,338)	-
Additional paid-in capital	150,870	-	-	-	150,870
Treasury stock	-	(137)	-	137	-
Accumulated other comprehensive income	47	-	-	-	47
Accumulated (deficit) earnings	(355,092)	(152,970)	(44)	153,014	(355,092)
Total PMCI stockholder's (deficit) investment	(204,174)	(79,473)	(44)	79,517	(204,174)
Non-controlling interests	-	-	140	-	140
Total equity (deficit)	(204,174)	(79,473)	96	79,517	(204,034)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$256,050	27,434	3,177	313	286,974

Consolidating Balance Sheet as of December 27, 2009 (in thousands):

			Non-		Consolidated
	Issuer	Guarantor	Guarantors	Eliminations	PMCI
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,013	1,293	982	-	4,288
Restricted cash	8,110	-	-	-	8,110
Receivables, less allowances for doubtful accounts	11,070	7,048	7	-	18,125
Inventories	8,038	2,793	231	-	11,062
Prepaid expenses and other current assets	1,613	248	3	-	1,864
Total current assets	30,844	11,382	1,223	-	43,449

PROPERTY AND EQUIPMENT, net	52,217	20,530	2,472	-	75,219
INVESTMENT IN UNCONSOLIDATED PARTNERSHIP	-	41	9	-	50
GOODWILL	23,100	-	-	-	23,100
INTANGIBLE ASSETS, net	146,889	124	-	-	147,013
INVESTMENTS IN SUBSIDIARIES	(78,981)	-	-	78,981	-
DUE FROM SUBSIDIARIES	81,493	-	-	(81,493)	-
OTHER ASSETS	14,321	1,543	210	-	16,074
TOTAL ASSETS	$269,883	33,620	3,914	(2,512)	304,905

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$7,946	6,074	637	-	14,657
Accrued expenses	30,628	9,635	1,342	-	41,605
Franchise advertising contributions	4,327	-	-	-	4,327
Current maturities of long-term debt and capital lease obligations	186	317	-	-	503
Total current liabilities	43,087	16,026	1,979	-	61,092

LONG-TERM DEBT, less current maturities	326,042	-	-	-	326,042
CAPITAL LEASE OBLIGATIONS, less current maturities	8,085	2,969	-	-	11,054
DEFERRED RENT	12,263	4,765	64	-	17,092
OTHER LIABILITIES	13,366	8,911	-	-	22,277
DEFERRED INCOME TAXES	45,457	-	-	-	45,457
DUE TO PARENT	-	80,421	1,072	(81,493)	-

EQUITY (DEFICIT):
Common stock	1	-	-	-	1
Preferred stock	-	64,296	-	(64,296)	-
Capital in excess of par	-	9,338	-	(9,338)	-
Additional paid-in capital	150,870	-	-	-	150,870
Treasury stock	-	(137)	-	137	-
Accumulated other comprehensive income	45	-	-	-	45
Accumulated (deficit) earnings	(329,333)	(152,969)	491	152,478	(329,333)
Total PMCI stockholder's (deficit) investment	(178,417)	(79,472)	491	78,981	(178,417)
Non-controlling interests	-	-	308	-	308
Total equity (deficit)	(178,417)	(79,472)	799	78,981	(178,109)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$269,883	33,620	3,914	(2,512)	304,905

Consolidating Statement of Cash Flows for the Year-to-Date Period ended July 11, 2010 (unaudited; in thousands):

			Non-		Consolidated
	Issuer	Guarantor	Guarantors	Eliminations	PMCI

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(25,752)	(1)	(528)	529	(25,752)
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Equity in earnings (loss) of subsidiaries	529	-	-	(529)	-
Depreciation and amortization	8,813	2,759	393	-	11,965
Asset impairments	997	1,270	6	-	2,273
Amortization of debt discount	946	-	-	-	946
Other non-cash income items	(144)	(88)	-	-	(232)
Gain on disposition of assets	(121)	(47)	-	-	(168)
Equity in loss of unconsolidated partnership	-	17	-	-	17
Net changes in operating assets and liabilities	9,348	(1,363)	(360)	-	7,625
Total adjustments	20,368	2,548	39	(529)	22,426
Net cash (used in) provided by operating activities	(5,384)	2,547	(489)	-	(3,326)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,692)	(795)	(85)	-	(2,572)
Proceeds from sale of assets	-	5	-	-	5
Net cash used in investing activities	(1,692)	(790)	(85)	-	(2,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	17,759	-	-	-	17,759
Repayment of revolving credit facilities	(13,444)	-	-	-	(13,444)
Repayment of capital lease obligations	(83)	(179)	-	-	(262)
Repayment of other debt	-	(10)	-	-	(10)
Distributions to non-controlling interest holders	-	-	(175)	-	(175)
Intercompany financing	2,289	(2,657)	368	-	-
Net cash provided by (used in) financing activities	6,521	(2,846)	193	-	3,868

NET DECREASE IN CASH AND CASH EQUIVALENTS	(555)	(1,089)	(381)	-	(2,025)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	2,013	1,293	982	-	4,288
Balance, end of period	$1,458	204	601	-	2,263

Consolidating Statement of Cash Flows for the Year-to-Date Period ended July 12, 2009 (unaudited; in thousands):

			Non-		Consolidated
	Issuer	Guarantor	Guarantors	Eliminations	PMCI

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(15,555)	3,591	(289)	(3,302)	(15,555)
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Equity in (loss) earnings of subsidiaries	(3,302)	-	-	3,302	-
Depreciation and amortization	9,454	3,130	329	-	12,913
Asset impairments	131	214	89	-	434
Amortization of debt discount	829	-	-	-	829
Other non-cash income items	(982)	(1,362)	-	-	(2,344)
Loss on disposition of assets	693	81	-	-	774
Equity in net loss of unconsolidated partnership	-	8	-	-	8
Net changes in operating assets and liabilities	941	(1,268)	(166)	-	(493)
Total adjustments	7,764	803	252	3,302	12,121
Net cash (used in) provided by operating activities	(7,791)	4,394	(37)	-	(3,434)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,126)	(1,628)	(562)	-	(4,316)
Proceeds from sale of assets	483	7	-	-	490
Net cash used in investing activities	(1,643)	(1,621)	(562)	-	(3,826)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	18,248	-	-	-	18,248
Repayment of revolving credit facilities	(12,719)	-	-	-	(12,719)
Repayment of capital lease obligations	(91)	(132)	-	-	(223)
Repayment of other debt	-	(10)	-	-	(10)
Debt financing costs	(142)	-	-	-	(142)
Distributions to non-controlling interest holders	-	-	(71)	-	(71)
Intercompany financing	3,701	(4,244)	543	-	-
Net cash provided by (used in) financing activities	8,997	(4,386)	472	-	5,083

NET DECREASE IN CASH AND CASH EQUIVALENTS	(437)	(1,613)	(127)	-	(2,177)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	2,155	1,662	796	-	4,613
Balance, end of period	$1,718	49	669	-	2,436

(17) SUBSEQUENT EVENTS:

In August 2010, P&MC’s Holding LLC, the Company’s indirect parent, and affiliates of Castle Harlan reached an agreement involving a lawsuit with a member of P&MC’s Holding LLC and former owner of the direct parent of the Company.  As part of this settlement, an affiliate of Castle Harlan has agreed to purchase the member’s units in P&MC’s Holding LLC, and P&MC’s Holding Corp., an indirect parent of the Company, has agreed to file for approximately $4.7 million of tax refunds (the “Refunds”) with respect to the tax period ended September 21, 2005 to utilize certain net operating losses (“NOLs”) of P&MC’s Holding Corp., made possible by recent changes in the tax code.

Under the terms of the 2005 purchase and sale agreement pursuant to which P&MC’s Holding Corp. acquired the stock of the Company’s direct parent (the “2005 Purchase Agreement”), P&MC’s Holding Corp. was not obligated to utilize its NOLs for the benefit of the former owners of the Company’s direct parent; however, if P&MC's Holding Corp. had elected to utilize the NOLs it would have been required under the terms of the 2005 Purchase Agreement to turn over  the Refunds to the former owners of the Company’s direct parent.  As a part of the settlement, certain indemnities under the 2005 Purchase Agreement were modified and the Company’s indirect parent agreed to file for the Refunds and remit the $4.7 million to the former owners.

As of the end of the second quarter of 2010, the Company and P&MC’s Holding Corp. had no intention of filing for the Refunds because they were neither required to do so nor entitled to retain the Refunds.  Additionally, they had no expectation that any of the NOLs would otherwise benefit the Company.  Accordingly, a full valuation allowance was recorded for these NOLs.  The Company expects that the effects of the settlement and any related adjustments will be recorded in its 2010 third quarter financial statements.  The settlement does not have an adverse impact on the Company’s cash flows or financial position.

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

The Company operates two restaurant concepts: (1) full-service family dining restaurants located primarily in the Midwest, Florida and Pennsylvania under the name Perkins Restaurant and Bakery (“Perkins”); and (2) mid-priced, casual dining restaurants, specializing in the sale of pies and other bakery items, located primarily in the western United States under the name Marie Callender’s Restaurant and Bakery (“Marie Callender’s”).

Perkins Restaurant & Bakery

Perkins, founded in 1958, serves a variety of demographically and geographically diverse customers for a wide range of dining occasions that are appropriate for the entire family. Perkins continually adapts its menu, product offerings and building décor to meet changing consumer preferences. As of July 11, 2010, Perkins offered a full menu of over 90 assorted breakfast, lunch, dinner, snack and dessert items ranging in price from $3.89 to $11.99, with an average guest check of $8.93 at our Company-operated Perkins restaurants.  Perkins’ signature menu items include our omelettes, secret-recipe real buttermilk pancakes, Mammoth Muffins, the Tremendous Twelve platter, salads, melt sandwiches and Butterball turkey entrees. Breakfast items, which are available throughout the day, account for approximately half of the entrees sold in our Perkins restaurants.

Perkins is a leading operator and franchisor of full-service family dining restaurants. As of July 11, 2010, we franchised 319 restaurants to 109 franchisees in 31 states and 5 Canadian provinces, and we operated 163 restaurants. The footprint of our Company-operated Perkins restaurants extends over 13 states, with a significant number of restaurants in Minnesota and Florida.  For the trailing fifty-two weeks ended July 11, 2010, our Company-operated Perkins restaurants generated average annual revenues of $1,664,000 per restaurant.

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

For the quarters ended July 11, 2010 and July 12, 2009, average royalties earned per franchised Perkins restaurant were approximately $14,100 and $14,500, respectively.  The following numbers of Perkins’ license agreements have expiration dates in the following periods: 2010 —nineteen; 2011 — thirteen; 2012 — five; 2013 — eight; and 2014 — eighteen. Upon the expiration of their license agreements, franchisees typically apply for and receive new license agreements. Franchisees pay a license agreement renewal fee of $5,000 to $7,500 depending on the length of the renewal term.

Marie Callender’s Restaurant and Bakery

Marie Callender’s is a mid-priced, casual dining concept. Founded in 1948, it has one of the longest operating histories within the full-service dining sector. Marie Callender’s is known for serving quality food in a warm, pleasant atmosphere and for its premium pies that are baked fresh daily. As of July 11, 2010, the Company offered a full menu of over 50 items ranging in price from $5.99 to $18.29. Marie Callender’s signature menu items include pot pies, quiches, a plentiful salad bar and Sunday brunch.

Marie Callender’s operates primarily in the western United States. As of July 11, 2010, we franchised 37 restaurants to 25 franchisees located in four states and Mexico, and we operated 91 Marie Callender’s restaurants. The footprint of our Company-operated Marie Callender’s restaurants extends over nine states with 61 restaurants located in California.  For the trailing fifty-two weeks ended July 11, 2010, our Company-operated Marie Callender’s restaurants generated average annual revenues of $2,000,000 per restaurant.

The following table presents the concept name and number of Marie Callender’s restaurants operated by the Company and our franchisees:

	Company-
Restaurant Name	operated	Partnerships	Franchised	Total

Marie Callender's	76	12	36	124
Marie Callender's Grill	-	-	1	1
Callender's Grill	2	-	-	2
East Side Mario's	1	-	-	1
Total	79	12	37	128

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

For the quarters ended July 11, 2010 and July 12, 2009, average royalties earned per franchised restaurant were approximately $19,200 and $17,400, respectively.  The following numbers of Marie Callender’s franchise agreements have expiration dates in the following periods: 2010 — two; 2011 — one; 2012 — four; 2013— one; and 2014 — none. Upon the expiration of their franchise agreements, franchisees typically apply for and receive new franchise agreements and pay a franchise agreement renewal fee of $2,500.

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

Like much of the restaurant industry, we view comparable restaurant sales as a key performance metric at the individual restaurant level, within regions and throughout our Company. With our information systems, we monitor comparable restaurant sales on a daily, weekly and period basis on a restaurant-by-restaurant basis. The primary drivers of comparable restaurant sales performance are changes in the average guest check and changes in the number of customers, or customer count. Average guest check is primarily affected by menu price changes and changes in the mix of items purchased by our customers. We also monitor entree count, which we believe is indicative of overall customer traffic patterns. To increase restaurant sales, we focus marketing and promotional efforts on increasing customer visits and sales of particular products. Restaurant sales performance is also affected by other factors, such as food quality, the level and consistency of service within our restaurants and franchised restaurants, the attractiveness and physical condition of our restaurants and franchised restaurants, as well as local, regional and national competitive and economic factors.

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

The latter half of fiscal 2008, fiscal 2009 and the first half of fiscal 2010 have been challenging for the family and casual dining segments of the restaurant industry. Largely as a result of the ongoing economic downturn, we experienced a decrease in comparable sales for both Perkins and Marie Callender’s in the quarters ended July 11, 2010 and July 12, 2009. We believe that the ongoing uncertainty in the economy, the high unemployment levels, continued depressed residential real estate values, especially in some of our larger markets, and the level of home foreclosures has adversely affected our guest counts and, in turn, our operating results and cash flows from operations.  Consequently, we have experienced declining profits.  If the current economic conditions persist or worsen, our revenues are likely to continue to suffer and our losses could increase.

In comparison to the second fiscal quarter of 2009, comparable sales at Perkins’ Company-operated restaurants decreased by 5.1% and comparable sales at Marie Callender’s Company-operated restaurants decreased by 5.6%.  These declines in comparable sales resulted primarily from decreases in comparable guest counts at both concepts.  Management believes the decline in comparable guest counts for both concepts is attributable primarily to changes in consumer spending habits due to continuing adverse economic conditions that are impacting the restaurant industry, especially in some of our larger markets.

OPERATIONS, FINANCIAL POSITION AND LIQUIDITY

Our principal sources of liquidity include cash, available borrowings under our $26,000,000 revolving credit facility (the “Revolver”) and cash generated by operations.  Our principal uses of liquidity are costs and expenses associated with our restaurant and manufacturing operations, debt service payments and capital expenditures.  At July 11, 2010, we had a negative working capital balance of $20,684,000 and total PMCI stockholder’s deficit of $204,174,000.  Furthermore, at July 11, 2010, we had $2,263,000 in unrestricted cash and $296,000 of borrowing capacity under our Revolver.

The controlling equity holder of P&MC’s Holding LLC, our indirect parent, is in the process of finalizing the terms of an agreement with a third party, which would be entered into by the Company and guaranteed by one of the equity holder’s affiliates. Under this agreement, the third party will provide a new letter of credit of approximately $8.6 million for the benefit of an insurance company that provides workers’ compensation insurance for the Company. The Company expects the new letter of credit and the related guarantee to be entered into by September 15, 2010. This new letter of credit will be in force through December 9, 2010, and will contain certain renewal provisions for extension beyond that date. The Company currently has an existing letter of credit in place under its Revolver for the benefit of this insurance company. While this new letter of credit agreement is in place, the Company will not need to maintain the letter of credit provided under its Revolver, and will therefore have, under its Revolver, incremental borrowing capacity of approximately $8.6 million to fund its current seasonal liquidity needs. Based on our current expectations, we do not expect that we will need the additional liquidity support provided by the new letter of credit after its expiration date. However, prior to the expiration, we will be reviewing our liquidity position with our controlling equity holder to determine if they will extend the new letter of credit.

The existing letter of credit and the new letter of credit that will replace it are provided to the insurance company and are not drawn down unless the Company fails to pay its workers’ compensation claims in the ordinary course of business. In the event the Company fails to make payments due on its workers’ compensation claims and the new letter of credit is drawn upon, the guarantor of the letter of credit will reimburse the third party letter of credit provider, and the Company has agreed to reimburse the guarantor for such amounts. However, there has never been a draw on the existing letter of credit and the Company does not expect that there will be a draw on the new letter of credit.

We believe that the ongoing weakness in the economy, high unemployment levels, continued depressed residential real estate values, especially in some of our larger markets, and the level of home foreclosures has adversely affected our guest counts and, in turn, our sales and operating results.  Over the last three years, we have experienced continued declines in comparable restaurant sales and profitability that have adversely impacted our liquidity position.

Our operations and liquidity needs are seasonal in nature.  Historically, we have generated a significant portion of our operating cash flow in the first and fourth quarters, with these two quarters in total contributing 60% and 63% of our annual operating cash flows in 2008 and 2009.  The fourth quarter is typically our strongest income generating quarter due to substantial holiday traffic and seasonal pie sales.  As we increase personnel and inventories at the end of the third quarter for this seasonal activity, liquidity is normally at its lowest point.  In light of this and because we have two significant interest payments due on October 1 and November 30, we intend to continue to reduce our capital expenditures and carefully manage payment of certain operating expenses in the third and fourth quarters.

Our ability to fund our operations and service our debt through 2011 and beyond will depend, in large part, on our ability to improve sales and profitability.  We believe we will accomplish this improvement through the successful execution of our recently implemented advertising and promotional programs at both restaurant brands and also through our renewed focus at Foxtail to increase higher profit sales to third-party customers, replacing low profitability contracts terminated in 2009.  Management expects these initiatives together with the Company’s cash provided by operations and borrowing capacity under the Revolver (which includes the additional availability as a result of the new letter of credit agreement) to provide sufficient liquidity for at least the next twelve months. However, there can be no assurance as to whether these or other actions will enable us to generate sufficient cash flow to fund our operations and service our debt.

If we are unable to finalize and enter into the agreement for the new letter of credit, there can be no assurance that we will have sufficient liquidity to enable us to fund our operations and service our debt without accessing outside sources of additional liquidity.  Alternate sources of liquidity may include additional borrowings or capital contributions.  However, the Company currently has no such commitments or plans, and there can be no assurance that the Company will be able to access acceptable alternative financing.

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

Quarter Ended July 11, 2010 Compared to the Quarter Ended July 12, 2009

The following table reflects certain data for the quarter ended July 11, 2010 compared to the quarter ended July 12, 2009.  The consolidated information is derived from the accompanying consolidated statements of operations.  Data from the Company’s segments – restaurant operations, franchise operations, Foxtail and other – is included for comparison.  The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable revenue amount (food cost as a percentage of food sales; labor and benefits and operating expenses as a percentage of total revenues in the restaurant operations and franchise operations segments and as a percentage of food sales in the Foxtail segment).  The food cost ratio in the consolidated results reflects the elimination of intersegment food cost of $4,289,000 and $4,376,000 in the second quarters of 2010 and 2009, respectively.

	Consolidated Results		Restaurant Operations		Franchise Operations
	Quarter Ended		Quarter Ended		Quarter Ended
	July 11, 2010	July 12, 2009	July 11, 2010	July 12, 2009	July 11, 2010	July 12, 2009

Food sales	$111,862	119,437	100,961	106,495	-	-
Franchise and other revenue	6,580	6,815	-	-	5,288	5,305
Intersegment revenue	(4,289)	(4,376)	-	-	-	-
Total revenues	114,153	121,876	100,961	106,495	5,288	5,305

Food cost	25.5%	26.3%	25.5%	25.2%	-	-
Labor and benefits	34.0%	33.6%	37.1%	36.8%	-	-
Operating expenses	28.5%	26.3%	30.4%	28.9%	10.4%	8.8%

Segment (loss) income	$(11,153)	(5,880)	3,259	5,335	4,742	4,840

	Foxtail (a)		Other (b)
	Quarter Ended		Quarter Ended
	July 11, 2010	July 12, 2009	July 11, 2010	July 12, 2009

Food sales	$10,901	12,942	-	-
Franchise and other revenue	-	-	1,292	1,510
Intersegment revenue	(4,289)	(4,376)	-	-
Total revenues	6,612	8,566	1,292	1,510

Food cost	55.0%	57.6%	-	-
Labor and benefits	12.2%	13.4%	5.2%	4.7%
Operating expenses	12.1%	10.5%	-	-

Segment (loss) income	$933	1,164	(20,087)	(17,219)

(a)
The percentages for food cost, labor and benefits and operating expenses, as presented above, represent manufacturing costs at Foxtail. Foxtail’s selling, general and administrative expenses are included in general and administrative expenses in the consolidated statements of operations and in the Foxtail segment income or loss presented above.

(b)
Licensing revenue of $1,258,000 and $1,448,000 for the second quarters of 2010 and 2009, respectively, is included in the other segment revenues. The other segment loss includes corporate general and administrative expenses, interest expense and other non-operational expenses. For details of the other segment loss, see Note 10, “Segment Reporting” in the Notes to Consolidated Financial Statements.

Overview

Our revenues are derived primarily from restaurant operations, franchise royalties and the sale of bakery products produced by Foxtail. Sales from Foxtail to Company-operated restaurants are eliminated in the accompanying consolidated statements of operations. Segment revenues as a percentage of total revenues were as follows:

	Percentage of Total Revenues
	Quarter	Quarter
	Ended	Ended
	July 11, 2010	July 12, 2009

Restaurant operations	88.5%	87.4%
Franchise operations	4.6%	4.4%
Foxtail	5.8%	7.0%
Other	1.1%	1.2%
Total revenues	100.0%	100.0%

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

Total restaurant segment revenues decreased by approximately $5,534,000 in the second quarter of 2010 as compared to the second quarter of 2009, due primarily to lower comparable restaurant sales.  Comparable sales for the second quarter of 2010 decreased by 5.1% at Company-operated Perkins restaurants and 5.6% at Company-operated Marie Callender’s restaurants. These declines in comparable sales resulted primarily from a decrease in comparable guest counts due to changes in consumer spending habits resulting from continuing adverse economic conditions impacting the restaurant industry, especially in some of our larger markets.  Since the end of the second quarter of 2009, the Company has closed one Marie Callender’s restaurant.

Restaurant segment profit decreased by $2,076,000 in the second quarter of 2010 compared to the second quarter of 2009.  The decrease was primarily due to the decrease in comparable sales.

Franchise Operations Segment

The operating results of franchise operations are mainly impacted by the same factors as those impacting the Company’s restaurant segment, excluding the operating cost factors since franchise segment profit is earned primarily through royalty income.

Franchise revenues decreased by approximately $17,000 in the second quarter of 2010 compared to the second quarter of 2009. During the second quarter of 2010, royalty revenue decreased by $71,000 due to a decline in comparable customer counts resulting from changes in consumer spending habits due to continuing adverse economic conditions impacting the restaurant industry, especially in some of our larger markets.  This decrease in royalty revenues was partially offset by a $54,000 increase in franchise fees and renewal fees during the second quarter of 2010.

Franchise segment profit decreased by $98,000 in the second quarter of 2010 compared to the prior year due primarily to the decrease in royalty revenues and an increase in operating expenses, which were partially offset by an increase in transfer and renewal fees. The increase in franchise segment operating expenses was driven by the cost of opening support for four new franchise restaurants.

Since the end of the second quarter of 2009, Perkins’ franchisees have opened five restaurants and closed two restaurants.  Over the same time period, three franchised Marie Callender’s restaurants have closed.

Foxtail Segment

The operating results of Foxtail are impacted mainly by the following factors:  bakery sales at Perkins and Marie Callender’s restaurants, orders from external customers, general economic conditions, labor and employee benefit expenses, production efficiency, commodity prices, energy prices, Perkins and Marie Callender’s restaurant openings and closings, governmental legislation and food safety requirements.

Foxtail’s revenues, net of intercompany sales, decreased by $1,954,000 compared to the second quarter of 2009 due primarily to discontinued sales to two external customers whose purchases typically resulted in lower-than-average margins to Foxtail.  The segment had a net profit of $933,000 in the second quarter of 2010 compared to a $1,164,000 net profit in the second quarter of 2009.  The discontinued sales were partially offset by higher sales margins and lower manufacturing and administrative expenses.

Revenues

Consolidated total revenues decreased by $7,723,000 in the second quarter of 2010 compared to the second quarter of 2009. The decrease was due to decreases in sales of $5,534,000 in the restaurant segment, decreases in franchise revenues of $17,000 in the franchise segment, a $1,954,000 decrease in sales in the Foxtail segment and a $218,000 decrease in licensing and other revenues. Total revenues of approximately $114,153,000 in the second quarter of 2010 were 6.3% lower than total revenues of approximately $121,876,000 in the second quarter of 2009.

Restaurant segment sales of $100,961,000 and $106,495,000 in the second quarters of 2010 and 2009, respectively, accounted for 88.5% and 87.4% of total revenues, respectively.  Due to the decline in total revenues, total restaurant segment sales increased as a percentage of total revenues, despite an overall 5.3% decrease in comparable sales at Company-operated Perkins and Marie Callender’s restaurants.

Franchise segment revenues of $5,288,000 and $5,305,000 in the second quarters of 2010 and 2009, respectively, accounted for 4.6% and 4.4% of total revenues, respectively. During the second quarter of 2010, royalty revenue decreased by $71,000 due to a decline in comparable customer counts at franchised restaurants, while franchise fees and renewal fees increased by $54,000.

Foxtail revenues, net of intercompany sales, of $6,612,000 and $8,566,000 in the second quarters of 2010 and 2009, respectively, accounted for 5.8% and 7.0% of total revenues, respectively.  The decline in revenues was primarily due to discontinued sales to two external customers, whose purchases typically resulted in lower-than-average margins to Foxtail.

Costs and Expenses

Food Cost

Consolidated food cost was 25.5% and 26.3% of food sales in the second quarters of 2010 and 2009, respectively. Restaurant segment food cost was 25.5% and 25.2% of food sales in the second quarters of 2010 and 2009, respectively, while food cost in the Foxtail segment was 55.0% and 57.6% of food sales in the second quarters of 2010 and 2009, respectively. The increase of 0.3 percentage points in the restaurant segment is primarily due to higher dairy, coffee and seafood costs. The decrease of 2.6 percentage points in the Foxtail segment is primarily due to higher sales margins and improved pie manufacturing efficiencies.

Labor and Benefits Expenses

Consolidated labor and benefits expenses were 34.0% and 33.6% of total revenues in the second quarters of 2010 and 2009, respectively. Restaurant segment labor and benefits, as a percentage of total revenues, increased by 0.3 percentage points in the second quarter of 2010 due primarily to the decline in revenues. In the Foxtail segment, labor and benefits, as a percentage of food sales, decreased by 1.2 percentage points to 12.2% from 13.4% for the second quarters of 2010 and 2009, respectively. This decrease was due primarily to improved production efficiencies, which resulted in lower production wages.

Operating Expenses

Total operating expenses of $32,534,000 in the second quarter of 2010 increased by $462,000 as compared to the second quarter of 2009. The most significant components of operating expenses were rent, utilities and advertising expenses. Total operating expenses, as a percentage of total sales, were 28.5% and 26.3% in the second quarters of 2010 and 2009, respectively. Approximately 94.3% and 96.0% of total operating expenses in the second quarters of 2010 and 2009, respectively, were incurred in the restaurant segment. In the restaurant segment, operating expenses, as a percentage of total revenues, increased from 28.9% to 30.4% primarily due to a decline in revenues and increases in rent, real estate taxes and utilities.  Operating expenses in the Foxtail segment increased by 1.6 percentage points as a percentage of Foxtail sales due primarily to the decrease in food sales in the Foxtail segment, as operating expenses for this segment decreased by 3.2% during the second quarter of 2010.

General and Administrative Expenses

The most significant components of general and administrative (“G&A”) expenses were corporate labor and benefits, occupancy costs, audit fees and legal fees. Consolidated G&A expenses were 9.5% and 8.3% of total revenues in the second quarters of 2010 and 2009, respectively.  The percentage increase is primarily due to decreased revenues, higher incentive compensation accruals and legal costs, which were partially offset by lower audit fees.

Depreciation and Amortization

Depreciation and amortization expense was $5,059,000 and $5,557,000 in the second quarters of 2010 and 2009, respectively.

Interest, net

Interest, net was $10,299,000 (9.0% of total revenues) in the second quarter of 2010, compared to $10,130,000 (8.3% of total revenues) in the second quarter of 2009. This expense increased due to an approximate $7,091,000 increase in the average debt outstanding during the second quarter of 2010 as compared to the second quarter of 2009.

Other, net

Other, net included income of $140,000 in the second quarter of 2010 compared to income of $1,716,000 in the second quarter of 2009.  The income in 2009 primarily represents income from gift card breakage of $1,576,000, which represents amounts related to Marie Callender’s gift cards sold since the inception of the gift card program in 2005.

Taxes

The effective income tax rate for the quarters ended July 11, 2010 and July 12, 2009 was 0.0%.  Our rates differ from the statutory rate primarily due to a valuation allowance against deferred tax deductions, losses and credits.

Year-to-Date Period Ended July 11, 2010 Compared to the Year-to-Date Period Ended July 12, 2009

The following table reflects certain data for the year-to-date period ended July 11, 2010 compared to the year-to-date period ended July 12, 2009.  The consolidated information is derived from the accompanying consolidated statements of operations.  Data from the Company’s segments – restaurant operations, franchise operations, Foxtail and other – is included for comparison.  The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable revenue amount (food cost as a percentage of food sales; labor and benefits and operating expenses as a percentage of total revenues in the restaurant operations and franchise operations segments and as a percentage of food sales in the Foxtail segment).  The food cost ratio in the consolidated results reflects the elimination of intersegment food cost of $10,044,000 and $10,289,000 in the year-to-date periods of 2010 and 2009, respectively.

	Consolidated Results		Restaurant Operations		Franchise Operations
	Year-to-Date Ended		Year-to-Date Ended		Year-to-Date Ended
	July 11, 2010	July 12, 2009	July 11, 2010	July 12, 2009	July 11, 2010	July 12, 2009

Food sales	$264,931	286,227	240,566	255,723	-	-
Franchise and other revenue	15,071	15,191	-	-	11,959	12,249
Intersegment revenue	(10,044)	(10,289)	-	-	-	-
Total revenues	269,958	291,129	240,566	255,723	11,959	12,249

Food cost	25.4%	26.6%	25.6%	25.7%	-	-
Labor and benefits	34.2%	33.1%	36.9%	36.0%	-	-
Operating expenses	28.3%	26.7%	30.0%	28.8%	9.1%	8.0%

Segment (loss) income	$(25,759)	(15,634)	8,829	14,411	10,867	11,269

	Foxtail (a)		Other (b)
	Year-to-Date Ended		Year-to-Date Ended
	July 11, 2010	July 12, 2009	July 11, 2010	July 12, 2009

Food sales	$24,366	30,504	-	-
Franchise and other revenue	-	-	3,111	2,942
Intersegment revenue	(10,044)	(10,289)	-	-
Total revenues	14,322	20,215	3,111	2,942

Food cost	54.2%	58.8%	-	-
Labor and benefits	13.2%	13.4%	5.4%	5.9%
Operating expenses	12.2%	10.0%	-	-

Segment (loss) income	$1,574	1,323	(47,029)	(42,637)

(a)
The percentages for food cost, labor and benefits and operating expenses, as presented above, represent manufacturing costs at Foxtail. Foxtail’s selling, general and administrative expenses are included in general and administrative expenses in the consolidated statements of operations and in the Foxtail segment income or loss presented above.

(b)
Licensing revenue of $2,990,000 and $2,808,000 for the year-to-date periods of 2010 and 2009, respectively, is included in the other segment revenues. The other segment loss includes corporate general and administrative expenses, interest expense and other non-operational expenses. For details of the other segment loss, see Note 10, “Segment Reporting” in the Notes to Consolidated Financial Statements.

Overview

Our revenues are derived primarily from restaurant operations, franchise royalties and the sale of bakery products produced by Foxtail. Sales from Foxtail to Company-operated restaurants are eliminated in the accompanying consolidated statements of operations. Segment revenues as a percentage of total revenues were as follows:

	Percentage of Total Revenues
	Year-to-Date	Year-to-Date
	Ended	Ended
	July 11, 2010	July 12, 2009

Restaurant operations	89.1%	87.8%
Franchise operations	4.4%	4.2%
Foxtail	5.3%	7.0%
Other	1.2%	1.0%
Total revenues	100.0%	100.0%

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

Total restaurant segment revenues decreased by approximately $15,157,000 in the year-to-date period ended July 11, 2010 as compared to the year-to-date period ended July 12, 2009, due primarily to lower comparable restaurant sales.  Comparable sales for the year-to-date period of 2010 decreased by 5.5% at Company-operated Perkins restaurants and 7.4% at Company-operated Marie Callender’s restaurants. These declines in comparable sales resulted primarily from a decrease in comparable guest counts due to changes in consumer spending habits resulting from continuing adverse economic conditions impacting the restaurant industry, especially in some of our larger markets.  Since the end of the second quarter of 2009, the Company has closed one Marie Callender’s restaurant.

Restaurant segment profit decreased by $5,582,000 in the year-to-date period of 2010 compared to a year ago.  The decrease was primarily due to the decrease in comparable sales.

Franchise Operations Segment

The operating results of franchise operations are mainly impacted by the same factors as those impacting the Company’s restaurant segment, excluding the operating cost factors since franchise segment profit is earned primarily through royalty income.

Franchise revenues decreased approximately $290,000 in the year-to-date period of 2010 compared to the same period in the prior year. During the year-to-date period ended July 11, 2010, royalty revenue decreased by $398,000 due to a decline in comparable customer counts resulting from changes in consumer spending habits due to continuing adverse economic conditions impacting the restaurant industry, especially in some of our larger markets.  This decrease in royalty revenues was partially offset by a $108,000 increase in franchise fees and renewal fees.

Franchise segment profit decreased by $402,000 in the year-to-date period of 2010 compared to the prior year due primarily to the decrease in royalty revenues and an increase in operating expenses, which were partially offset by an increase in transfer and renewal fees. The increase in franchise segment operating expenses was driven by the cost of opening support for five new franchise restaurants.

Since the end of the second quarter of 2009, Perkins’ franchisees have opened five restaurants and closed two restaurants.  Over the same time period, three franchised Marie Callender’s restaurants have closed.

Foxtail Segment

The operating results of Foxtail are impacted mainly by the following factors:  bakery sales at Perkins and Marie Callender’s restaurants, orders from external customers, general economic conditions, labor and employee benefit expenses, production efficiency, commodity prices, energy prices, Perkins and Marie Callender’s restaurant openings and closings, governmental legislation and food safety requirements.

Foxtail’s revenues, net of intercompany sales, decreased by $5,893,000 compared to the year-to-date period of 2009 due primarily to discontinued sales to two external customers, whose purchases typically resulted in lower-than-average margins to Foxtail.  The segment had a net profit of $1,574,000 in 2010 compared to a $1,323,000 net profit in 2009.  The improvement resulted primarily from higher sales margins and lower manufacturing and administrative expenses, which offset lower external sales.

Revenues

Consolidated total revenues decreased by $21,171,000 in the year-to-date period ended July 11, 2010 compared to the year-to-date period ended July 12, 2009. The decrease was due to decreases in sales of $15,157,000 in the restaurant segment, decreases in franchise revenues of $290,000 in the franchise segment and a $5,893,000 decrease in sales in the Foxtail segment. These decreases were partially offset by a $169,000 increase in licensing and other revenues. Total revenues of approximately $269,958,000 in the year-to-date period of 2010 were 7.3% lower than total revenues of approximately $291,129,000 in the year-to-date period of 2009.

Restaurant segment sales of $240,566,000 and $255,723,000 in the year-to-date periods of 2010 and 2009, respectively, accounted for 89.1% and 87.8% of total revenues, respectively.  Due to the decline in total revenues, total restaurant segment sales increased as a percentage of total revenues, despite an overall 6.2% decrease in comparable sales at Company-operated Perkins and Marie Callender’s restaurants.

Franchise segment revenues of $11,959,000 and $12,249,000 in the year-to-date periods of 2010 and 2009, respectively, accounted for 4.4% and 4.2% of total revenues, respectively. During the year-to-date period of 2010, royalty revenue decreased by $398,000 due to a decline in comparable customer counts at franchised restaurants, while franchise fees and renewal fees increased by $108,000.

Foxtail revenues, net of intercompany sales, of $14,322,000 and $20,215,000 in 2010 and 2009, respectively, accounted for 5.3% and 7.0% of total revenues, respectively.  The decline in revenues was primarily due to discontinued sales to two external customers, whose purchases typically resulted in lower-than-average margins to Foxtail.

Costs and Expenses

Food Cost

Consolidated food cost was 25.4% and 26.6% of food sales in the year-to-date periods of 2010 and 2009, respectively. Restaurant segment food cost was 25.6% and 25.7% of food sales in the year-to-date periods of 2010 and 2009, respectively, while food cost in the Foxtail segment was 54.2% and 58.8% of food sales in the year-to-date periods of 2010 and 2009, respectively. The decrease of 4.6 percentage points in the Foxtail segment is primarily due to higher sales margins and improved pie manufacturing efficiencies.

Labor and Benefits Expenses

Consolidated labor and benefits expenses were 34.2% and 33.1% of total revenues in the year-to-date periods of 2010 and 2009, respectively. Restaurant segment labor and benefits, as a percentage of total revenues, increased by 0.9 percentage points in 2010 due primarily to the decline in revenues.  Actual labor and benefits costs dropped by approximately $3,100,000.  In the Foxtail segment, labor and benefits, as a percentage of food sales, decreased slightly to 13.2% from 13.4% for the year-to-date periods of 2010 and 2009, respectively.

Operating Expenses

Total operating expenses of $76,269,000 in the year-to-date period of 2010 decreased by $1,504,000 as compared to the year-to-date period 2009. The most significant components of operating expenses were rent, utilities and advertising expenses. Total operating expenses, as a percentage of total sales, were 28.3% and 26.7% in the year-to-date periods of 2010 and 2009, respectively. Approximately 94.7% and 94.8% of total operating expenses in the year-to-date periods of 2010 and 2009, respectively, were incurred in the restaurant segment. In the restaurant segment, operating expenses, as a percentage of total revenues, increased from 28.8% to30.0% primarily due to the drop in sales combined with increases in real estate taxes and common area maintenance costs.  Operating expenses in the Foxtail segment increased by 2.2 percentage points as a percentage of Foxtail sales due primarily to the decrease in food sales in the Foxtail segment, as operating expenses for this segment decreased by 2.2% during the year-to-date period of 2010.

General and Administrative Expenses

The most significant components of general and administrative (“G&A”) expenses were corporate labor and benefits, occupancy costs, audit fees and legal fees. Consolidated G&A expenses were 9.2% and 8.3% of total revenues in the year-to-date periods of 2010 and 2009, respectively.  The percentage increase is primarily due to the drop in consolidated total revenues and higher incentive compensation accruals and legal costs, partially offset by lower audit fees.

Depreciation and Amortization

Depreciation and amortization expense was $11,965,000 and $12,913,000 in the year-to-date periods of 2010 and 2009, respectively.

Interest, net

Interest, net was $23,864,000 (8.8% of total revenues) in the year-to-date period of 2010, compared to $23,745,000 (8.2% of total revenues) in the year-to-date period of 2009. This expense increased due primarily to an approximate $6,152,000 increase in the average debt outstanding.

Other, net

Other, net was income of $358,000 in 2010 compared to income of $2,677,000 in 2009.  The income in 2009 primarily represents cumulative gift card breakage at Marie Callender’s of $1,576,000, which was recognized during the second quarter of 2009, and cumulative gift card breakage at Perkins of $865,000, which was recognized during the first quarter of 2009.  Both gift card programs commenced in 2005.

Taxes

The effective income tax rate for the year-to-date periods ended July 11, 2010 and July 12, 2009 was 0.0%.  Our rates differ from the statutory rate primarily due to a valuation allowance against deferred tax deductions, losses and credits.

CAPITAL RESOURCES AND LIQUIDITY

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. At July 11, 2010, we had $2,263,000 in unrestricted cash and cash equivalents and $296,000 of borrowing capacity under our Revolver.

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

Amounts outstanding under the Revolver bear interest, at the Company’s option, at a rate per annum equal to either: (i) the base rate, as defined in the Revolver, plus an applicable margin or (ii) a LIBOR-based equivalent, plus an applicable margin.  For the foreseeable future, margins are expected to be 325 basis points for base rate loans and 425 basis points for LIBOR loans.  As of July 11, 2010, the average annual interest rate on aggregate borrowings under the Revolver was 7.8%, and the Revolver permitted additional borrowings of approximately $296,000 (after giving effect to $15,485,000 in borrowings and $10,219,000 in letters of credit outstanding).  The letters of credit are primarily utilized in conjunction with our workers’ compensation programs.

The Revolver contains various affirmative and negative covenants, including, but not limited to a financial covenant for the Company to maintain at least $30,000,000 of trailing 13-period EBITDA, as defined in the Revolver, and limits the Company’s ability to make capital expenditures.

The average interest rate on aggregate borrowings of the Company’s long-term debt for the year-to-date period through July 11, 2010 was 11.6% compared to the average interest rate on aggregate borrowings for the year-to-date period through July 12, 2009 of 11.5%.

Our debt agreements place restrictions on the Company’s ability and the ability of its subsidiaries to: (i) incur additional indebtedness or issue certain preferred stock; (ii) repay certain indebtedness prior to stated maturities; (iii) pay dividends or make other distributions on, redeem or repurchase capital stock or subordinated indebtedness; (iv) make certain investments or other restricted payments; (v) enter into transactions with affiliates; (vi) issue stock of subsidiaries; (vii) transfer, sell or consummate a merger or consolidation of all, or substantially all, of the Company's assets; (viii) change lines of business; (ix) incur dividend or other payment restrictions with regard to restricted subsidiaries; (x) create or incur liens on assets to secure debt; (xi) dispose of assets; (xii) restrict distributions from subsidiaries; (xiii) make certain acquisitions; (xiv) make capital expenditures; or (xv) amend the terms of the Secured Notes and the 10% Senior Notes.  As of July 11, 2010, we were in compliance with the covenants contained in our debt agreements.

Working Capital and Cash Flows

At July 11, 2010, we had a negative working capital balance of $20,684,000. Like many other restaurant companies, the Company is able to, and does more often than not, operate with negative working capital. We are able to operate with a substantial working capital deficit because (1) restaurant revenues are received primarily on a cash or near-cash basis with a low level of accounts receivable, (2) rapid turnover results in a limited investment in inventories and (3) accounts payable for food and beverages usually become due after the receipt of cash from the related sales.

The following table sets forth summary cash flow data for the year-to-date periods ended July 11, 2010 and July 12, 2009 (in thousands):

	Year-to-Date Ended July 11, 2010	Year-to-Date Ended July 12, 2009

Cash flows used in operating activities	$(3,326)	(3,434)
Cash flows used in investing activities	(2,567)	(3,826)
Cash flows provided by financing activities	3,868	5,083

Operating Activities

Cash flows used in operating activities decreased by $108,000 for the year-to-date period ended July 11, 2010 compared to the year-to-date period ended July 12, 2009. A larger net operating loss was almost fully offset by an increase in non-cash expenses and a larger increase in accounts payable and accrued expenses.

Investing Activities

Cash flows used in investing activities for the year-to-date period ended July 11, 2010 were $2,567,000 compared to $3,826,000 for the year-to-date period ended July 12, 2009. Substantially all cash flows used in investing activities were used for capital expenditures.

Capital expenditures consisted primarily of restaurant improvements, restaurant remodels and manufacturing plant improvements. The following table summarizes capital expenditures for each year-to-date period presented (in thousands):
	Year-to-Date Ended July 11, 2010	Year-to-Date Ended July 12, 2009

New restaurants	$-	156
Restaurant improvements	1,766	2,261
Restaurant remodeling and reimaging	304	1,084
Manufacturing plant improvements	268	440
Other	234	375
Total capital expenditures	$2,572	4,316

Our capital expenditure forecast for the full year of 2010 is approximately $4,200,000 and does not include plans to open any new Company-operated Perkins or Marie Callender’s restaurants.  The principal source of funding for 2010’s capital expenditures is expected to be cash provided by operations and borrowings under our Revolver.

Financing Activities

Cash flows provided by financing activities for the year-to-date period ended July 11, 2010 were $3,868,000 compared to cash flows provided by financing activities of $5,083,000 for the year-to-date period ended July 12, 2009.  The primary cash flows for financing activities in the year-to-date periods of 2010 and 2009 represent net borrowings on the Company’s Revolver.

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

CASH CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Cash Contractual Obligations

Our cash contractual obligations presented in the Company’s 2009 Form 10-K/A have not changed materially during the year-to-date period ended July 11, 2010.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors affecting these forward-looking statements include, among others, the following:

•	macroeconomic conditions, consumer preferences and demographic patterns, either nationally or in particular regions in which we operate;

•	our substantial indebtedness;

•	our liquidity and capital resources;

•	competitive pressures and trends in the restaurant industry;

•	prevailing prices and availability of food, labor, raw materials, supplies and energy;

•	a failure to obtain timely deliveries from our suppliers or other supplier issues;

•	our ability to successfully implement our business strategy;

•	relationships with franchisees and the financial health of franchisees;

•	legal proceedings and regulatory matters; and

•	our development and expansion plans.

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

Interest Rate Risk

Our primary market risk is interest rate exposure with respect to our floating rate debt. As of July 11, 2010, our Revolver permitted additional borrowings of approximately $296,000 (after giving effect to $15,485,000 in borrowings and $10,219,000 in letters of credit outstanding).  Borrowings under the Revolver are subject to variable interest rates. A 100 basis point change in interest rates (assuming $26,000,000 was outstanding under the Revolver) would impact us by approximately $260,000.  In the future, we may decide to employ a hedging strategy through derivative financial instruments to reduce the impact of adverse changes in interest rates. We do not plan to hold or issue derivative instruments for trading purposes.

Foreign Currency Exchange Rate Risk

We conduct foreign operations in Canada and Mexico. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated and other comprehensive income (loss). As of July 11, 2010, we do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates to be material.

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

In connection with the restatement of our prior financial results, which is more fully described in Note 19 to our Consolidated Financial Statements in our Form 10-K/A filed on June 7, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we reevaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 11, 2010. Based upon that reevaluation and particularly in light of the restatement of our financial results, we identified a material weakness in our internal control over financial reporting with respect to the determination and review of differences between the income tax bases and financial reporting bases of certain assets and liabilities. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of July 11, 2010.

We have implemented improvements in our internal control over financial reporting to address the material weakness in accounting for income taxes. These improvements include, among other things, improved documentation and analysis regarding the determination and periodic review of deferred income tax amounts and enhancing the documentation around conclusions reached in the implementation of the applicable generally accepted accounting principles. We plan to test the effectiveness of these improvements in our internal control over financial reporting during the remainder of 2010, depending on the frequency or occurrence of the revised controls.

Changes in Internal Control over Financial Reporting.  Other than those related to accounting for income taxes, there have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the second fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PERKINS & MARIE CALLENDER’S INC.

DATE: August 30, 2010	BY: /s/ Fred T. Grant, Jr.
Fred T. Grant, Jr.
Chief Financial Officer