Form 10-Q
period 2010-10-03
PERKINS & MARIE CALLENDER'S INC
filed 2010-11-17
CIK 1047040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2010

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
Yes        ☐      No       ☑
Number of shares of common stock outstanding as of November 17, 2010: 10,820.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PERKINS & MARIE CALLENDER’S INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	October 3,	October 4,	October 3,	October 4,
	2010	2009	2010	2009
REVENUES:
Food sales	$102,296	109,086	357,184	385,024
Franchise and other revenue	6,404	6,384	21,474	21,575
Total revenues	108,700	115,470	378,658	406,599
COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	25,999	28,058	90,715	101,333
Labor and benefits	37,535	39,474	129,743	135,703
Operating expenses	32,587	33,183	108,856	110,956
General and administrative	9,515	10,313	34,456	34,531
Settlement with former owner	4,555	-	4,555	-
Depreciation and amortization	4,818	5,498	16,783	18,411
Interest, net	10,336	10,260	34,200	34,005
Asset impairments and closed store expenses	642	187	2,747	1,395
Other, net	(41)	(392)	(399)	(3,069)
Total costs and expenses	125,946	126,581	421,656	433,265
Loss before income taxes	(17,246)	(11,111)	(42,998)	(26,666)
Benefit from (provision for) income taxes	4,888	(142)	4,888	(142)
Net loss	(12,358)	(11,253)	(38,110)	(26,808)
Less: net (loss) earnings attributable to
non-controlling interests	(9)	(5)	(2)	74
Net loss attributable to Perkins & Marie
Callender's Inc.	$(12,349)	(11,248)	(38,108)	(26,882)

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 3,	December 27,
	2010	2009
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$9,397	4,288
Restricted cash	5,696	8,110
Receivables, less allowances for doubtful accounts of $1,028 and $829 in 2010 and 2009, respectively	15,945	18,125
Inventories	12,195	11,062
Prepaid expenses and other current assets	2,180	1,864
Assets held for sale, net	310	-
Total current assets	45,723	43,449

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $159,073 and $156,898 in 2010 and 2009, respectively	61,717	75,219
INVESTMENT IN UNCONSOLIDATED PARTNERSHIP	19	50
GOODWILL	23,100	23,100
INTANGIBLE ASSETS, net of accumulated amortization of $20,983 and $20,179 in 2010 and 2009, respectively	145,375	147,013
OTHER ASSETS	14,064	16,074
TOTAL ASSETS	$289,998	304,905

LIABILITIES AND DEFICIT

CURRENT LIABILITIES:
Accounts payable	15,085	14,657
Accrued expenses	44,453	41,605
Franchise advertising contributions	5,696	4,327
Current maturities of long-term debt and capital lease obligations	340	503
Total current liabilities	65,574	61,092

LONG-TERM DEBT, less current maturities	338,434	326,042
CAPITAL LEASE OBLIGATIONS, less current maturities	13,205	11,054
DEFERRED RENT	18,992	17,092
OTHER LIABILITIES	24,736	22,277
DEFERRED INCOME TAXES	45,457	45,457

DEFICIT:
Common stock, $.01 par value; 100,000 shares authorized;
10,820 issued and outstanding	1	1
Additional paid-in capital	150,870	150,870
Accumulated other comprehensive income	54	45
Accumulated deficit	(367,441)	(329,333)
Total Perkins & Marie Callender's Inc. stockholder's deficit	(216,516)	(178,417)
Non-controlling interests	116	308
Total deficit	(216,400)	(178,109)
TOTAL LIABILITIES AND DEFICIT	$289,998	304,905

The accompanying notes are an integral part of these consolidated financial statements.

PERKINS & MARIE CALLENDER’S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Year-to-Date	Year-to-Date
	Ended	Ended
	October 3,	October 4,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,110)	(26,808)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	16,783	18,411
Asset impairments	2,489	571
Amortization of debt discount	1,352	1,184
Other non-cash income items	(177)	(2,427)
Loss on disposition of assets	258	824
Equity in net loss of unconsolidated partnership	31	25
Net changes in operating assets and liabilities	14,804	3,383
Total adjustments	35,540	21,971
Net cash used in operating activities	(2,570)	(4,837)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,790)	(5,941)
Proceeds from sale of assets	1,007	494
Net cash used in investing activities	(2,783)	(5,447)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	24,684	26,501
Repayment of revolving credit facilities	(13,644)	(16,726)
Repayment of capital lease obligations	(373)	(318)
Repayment of other debt	(15)	(15)
Debt financing costs	-	(142)
Distributions to non-controlling interest holders	(190)	(104)
Net cash provided by financing activities	10,462	9,196

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,109	(1,088)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	4,288	4,613
Balance, end of period	$9,397	3,525

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

The results of operations for the interim period ended October 3, 2010 are not necessarily indicative of operating results for the full year. The consolidated interim financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s 2009 Form 10-K/A, filed with the Securities and Exchange Commission on June 7, 2010.

(3) Accounting Reporting Period

Our financial reporting is based on thirteen four-week periods ending on the last Sunday in December. The first quarter each year includes four four-week periods, and the second, third and fourth quarters each typically include three four-week periods.  The first, second and third quarters of 2010 ended on April 18, July 11 and October 3, respectively, and the first, second and third quarters of 2009 ended on April 19, July 12 and October 4, respectively.  The fourth quarter of 2010 will end December 26.

(4) Operations, Financial Position and Liquidity

Our principal sources of liquidity include cash, available borrowings under our $26,000,000 revolving credit facility (the “Revolver”) and cash generated by operations.  Our principal uses of liquidity are costs and expenses associated with our restaurant and manufacturing operations, debt service payments and capital expenditures.  At October 3, 2010, we had a negative working capital balance of $19,851,000 and total PMCI stockholder’s deficit of $216,516,000.  Furthermore, at October 3, 2010, we had $9,397,000 in unrestricted cash and $2,206,000 of borrowing capacity under our Revolver.

Over the last three years, we have experienced continued declines in comparable restaurant sales and profitability that have adversely impacted our liquidity position. We believe that this continued decline is primarily attributed to increased competition, the ongoing weakness in the economy, high unemployment levels, continued depressed residential real estate values, especially in some of our larger markets, and the level of home foreclosures, which have adversely affected our guest counts and, in turn, our sales and operating results.

Our operations and liquidity needs are seasonal in nature.  Historically, we have generated a significant portion of our operating cash flow in the first and fourth quarters, with these two quarters in total contributing 60% and 63% of our annual operating cash flows in 2008 and 2009.  The fourth quarter is typically our strongest income generating quarter due to substantial holiday traffic and seasonal pie sales.  In anticipation of these sales and guest traffic, we increase personnel and inventories, and therefore liquidity is normally at its lowest point at the end of the third quarter.

Our ability to fund our operations and service our debt through 2011will depend, in large part, on our ability to improve profitability and liquidity.  Management has initiated actions to improve its profitability and liquidity by reducing overall planned capital expenditures, managing the timing of payments of certain operating expenses, eliminating certain employee benefits, and reducing certain general and administrative expenses.  Management has recently implemented advertising and promotional programs at both restaurant brands, in an effort to improve comparable restaurant sales and profitability.  In addition, management is working to increase profits at Foxtail, by replacing less profitable contracts that were terminated in 2009, with more profitable sales contracts.  In addition, we are carefully reviewing menu prices at our restaurants, and we will increase menu prices, where feasible. There can be no assurance, however, that such actions will result in improved profitability and liquidity.

In September 2010, the controlling equity holder of P&MC’s Holding LLC, our indirect parent, finalized an agreement with a third party whereby the third party provided a new letter of credit of approximately $8,635,000 for the benefit of an insurance company that provides workers’ compensation insurance for the Company.  The new letter of credit was guaranteed by one of the equity holder’s affiliates, and the Company signed an agreement to reimburse the affiliate for any amounts paid under the guaranty.  This new letter of credit has been renewed through December 9, 2011, and contains certain renewal provisions for extension beyond that date.  Prior to the new letter of credit, the Company had an existing letter of credit in place under its Revolver for the benefit of this same insurance company.  When this new letter of credit agreement was put in place, the Company cancelled the existing letter of credit provided under its Revolver, thereby increasing our incremental borrowing capacity by approximately $8,635,000 to fund our liquidity needs.

The cancelled letter of credit and the new letter of credit that replaced it are not drawn down unless the Company fails to pay its workers’ compensation claims in the ordinary course of business.  In the event the Company fails to make payments due on its workers’ compensation claims and the new letter of credit is drawn upon, the guarantor of the letter of credit will reimburse the third party letter of credit provider, and the Company has agreed to reimburse the guarantor for such amounts.  However, there has never been a draw on the letters of credit provided for our workers’ compensation plans, and the Company does not expect that there will be a draw on the new letter of credit.

Management expects the initiatives discussed above combined with the Company’s cash provided by operations and borrowing capacity under the Revolver (which includes the additional availability as a result of the new letter of credit agreement) to provide sufficient liquidity for at least the next twelve months.  However, there can be no assurance as to whether these or other actions will enable us to improve our profitability and liquidity in the fourth quarter and through 2011, and therefore, we may not be able to fund our operations and service our debt without accessing outside sources of additional liquidity.  Alternate sources of liquidity may include additional borrowings or capital contributions.  However, the Company currently has no such commitments or plans, and there can be no assurance that the Company will be able to access acceptable alternative financing.

(5) Gift Cards and Perkins Marketing Fund

The Company issues gift cards and, prior to March 2005, also issued gift certificates (collectively, “gift cards”), both of which contain no expiration dates or inactivity fees.  The Company recognizes revenue from gift cards when they are redeemed by the customer.  The Company recognizes income from unredeemed gift cards (“gift card breakage”) when there is sufficient historical data to support an estimate, the likelihood of redemption is remote and there is no legal obligation to remit the unredeemed gift card balances to the state tax authorities under applicable escheat regulations.  Gift card breakage is determined based on historical redemption patterns and is included in other, net in the consolidated statements of operations.  The initial recognitions of breakage income in the first and second quarters of 2009 included amounts related to gift cards sold since the inception of our gift card programs in 2005.  For the quarter and year-to-date periods ended October 3, 2010, we recorded $109,000 and $444,000, respectively, of breakage income for both our Perkins and Marie Callender’s gift cards.  As of October 3, 2010 and December 27, 2009, the Company held approximately $2,088,000 and $3,324,000, respectively, of net gift card proceeds received from Perkins’ Company-owned and franchise locations. As of December 27, 2009, those funds were classified as restricted cash based on the Company's intent to restrict the use of these funds.  However, as of October 3, 2010, it is no longer the Company's intention to restrict these funds and, accordingly, they are classified as cash and cash equivalents on the consolidated balance sheet.

The Company maintains a marketing fund (the “Marketing Fund”) to pool the resources of the Company and its Perkins franchisees for advertising purposes and to promote the Perkins brand in accordance with the system’s advertising policy. As of October 3, 2010 and December 27, 2009, the Company held approximately $5,696,000 and $4,786,000, respectively, in the Marketing Fund. These funds are classified as restricted cash with a corresponding liability for franchise advertising on the consolidated balance sheets as the use of these funds is contractually limited to specific uses.

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

As of October 3, 2010, three Perkins franchisees otherwise unaffiliated with the Company owned 87, or 27%, of the 319 franchised Perkins restaurants, consisting of 39, 27 and 21 restaurants, respectively.  As of October 4, 2009, these same franchisees owned 40, 27 and 21 restaurants, respectively.  The following table presents a summary of the royalty and license fees provided by these three franchisees:

	Quarter	Year-to-Date		Quarter	Year-to-Date
# of	Ended	Ended	# of	Ended	Ended
Restaurants	October 3,	October 3,	Restaurants	October 4,	October 4,
(2010)	2010	2010	(2009)	2009	2009

39	$439,000	$1,402,000	40	$447,000	$1,446,000
27	354,000	1,141,000	27	337,000	1,100,000
21	344,000	1,080,000	21	346,000	1,123,000

As of October 3, 2010, three Marie Callender’s franchisees otherwise unaffiliated with the Company owned 12, or 32%, of the 37 franchised Marie Callender’s restaurants, consisting of four restaurants each.  As of October 4, 2009, these same franchisees owned four restaurants each.  The following table presents a summary of the royalty and license fees provided by these three franchisees:

	Quarter	Year-to-Date		Quarter	Year-to-Date
# of	Ended	Ended	# of	Ended	Ended
Restaurants	October 3,	October 3,	Restaurants	October 4,	October 4,
(2010)	2010	2010	(2009)	2009	2009

4	$79,000	$266,000	4	$60,000	$280,000
4	44,000	233,000	4	78,000	279,000
4	61,000	209,000	4	64,000	202,000

The Company has three arrangements with different parties to whom territorial rights were granted. The Company makes specified payments to those parties based on a percentage of gross sales from certain Perkins restaurants and for new Perkins restaurants opened within those geographic regions. During the third quarters of 2010 and 2009, we paid an aggregate of $631,000 and $643,000, respectively, and during the year-to-date periods of 2010 and 2009, we paid an aggregate of $1,983,000 and $2,064,000, respectively, under such arrangements. Of these arrangements, one expires in the year 2075, one expires upon the death of the beneficiary and one remains in effect as long as we operate Perkins restaurants in certain states.

(7) Supplemental Cash Flow Information

Cash and cash equivalents were impacted by the following changes (in thousands) in operating assets and liabilities in the statements of cash flows for the year-to-date periods ended October 3, 2010 and October 4, 2009:

	Year-to-Date	Year-to-Date
	Ended	Ended
	October 3,	October 4,
	2010	2009
Decrease (increase) in:
Restricted cash	$2,414	2,100
Receivables	1,900	3,900
Inventories	(1,133)	894
Prepaid expenses and other current assets	(316)	(1,474)
Other assets	2,326	1,055

Increase (decrease) in:
Accounts payable	2,403	(2,518)
Accrued expenses and other current liabilities	2,851	(4,345)
Other liabilities	4,359	3,771
Net changes in operating assets and liabilities	$14,804	3,383

(8) Goodwill and Intangible Assets

Goodwill

Goodwill of $23,100,000 at both October 3, 2010 and December 27, 2009 was attributable solely to the restaurant operations segment.

Intangible Assets

The components of our identifiable intangible assets are as follows (in thousands):

	October 3,	December 27,
	2010	2009
Amortizing intangible assets:
Franchise agreements	$35,000	35,000
Customer relationships	10,000	10,000
Acquired franchise rights	10,758	10,758
Design prototype	-	834
Subtotal	55,758	56,592
Less — accumulated amortization	(20,983)	(20,179)
Net amortizing intangible assets	34,775	36,413
Non-amortizing intangible asset:
Tradenames	110,600	110,600
Total intangible assets	$145,375	147,013

(9) Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	October 3,	December 27,
	2010	2009

Payroll and related benefits	$13,159	15,423
Interest	6,606	6,065
Gift cards and gift certificates	3,756	5,090
Property, real estate and sales taxes	6,397	4,267
Insurance	2,233	2,219
Advertising	985	792
Other	11,317	7,749
Total accrued expenses	$44,453	41,605

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

The following table presents revenues and other financial information by business segment (in thousands):

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	October 3,	October 4,	October 3,	October 4,
Revenues	2010	2009	2010	2009

Restaurant operations	$95,527	99,781	336,093	355,501
Franchise operations	5,243	5,259	17,202	17,507
Foxtail	10,594	13,362	34,961	43,868
Intersegment revenue	(3,825)	(4,057)	(13,869)	(14,345)
Other	1,161	1,125	4,271	4,068
Total	$108,700	115,470	378,658	406,599

Segment income (loss) attributable to PMCI

Restaurant operations	578	2,252	9,406	16,664
Franchise operations	4,725	4,786	15,592	16,055
Foxtail	1,034	903	2,608	2,226
Other	(18,686)	(19,189)	(65,714)	(61,827)
Total	$(12,349)	(11,248)	(38,108)	(26,882)

			October 3,	December 27,
Segment assets			2010	2009

Restaurant operations			122,427	132,611
Franchise operations			100,366	101,672
Foxtail			31,662	31,754
Other			35,543	38,868
Total			$289,998	304,905

The components of other segment loss are as follows (in thousands):

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	October 3,	October 4,	October 3,	October 4,
	2010	2009	2010	2009

General and administrative expenses	$8,482	9,271	31,156	30,500
Settlement with former owner	4,555	-	4,555	-
Depreciation and amortization expenses	703	786	2,380	2,607
Interest expense, net	10,336	10,260	34,200	34,005
Loss on disposition of assets, net	426	48	258	823
Asset impairments	216	139	2,489	572
Provision for (benefit from) income taxes	(4,888)	142	(4,888)	142
Net (loss) earnings attributable to non-controlling interests	(9)	(5)	(2)	74
Licensing revenue	(1,115)	(1,081)	(4,105)	(3,889)
Other	(20)	(371)	(329)	(3,007)
Total other segment loss	$18,686	19,189	65,714	61,827

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

Amounts outstanding under the Revolver bear interest, at the Company’s option, at a rate per annum equal to either: (i) the base rate, as defined in the Revolver, plus an applicable margin or (ii) a LIBOR-based equivalent, plus an applicable margin. Both the base rate and the LIBOR-based options are subject to minimum levels.  For the foreseeable future, the base rate minimum of 5.0% and the LIBOR-based minimum of 3.25% are expected to apply and the applicable margins are expected to be 325 basis points for base rate loans and 425 basis points for LIBOR loans.  As of October 3, 2010, the average annual interest rate on aggregate borrowings under the Revolver was 7.9%, and the Revolver permitted additional borrowings of approximately $2,206,000 (after giving effect to $22,210,000 in borrowings and $1,584,000 in letters of credit outstanding).  The letters of credit are primarily utilized in conjunction with our workers’ compensation insurance programs.

On September 10, 2010, a letter of credit issued under the Revolver amounting to $8,635,000 was cancelled and replaced with a new letter of credit described below in “Guaranteed Letter of Credit”, thereby reducing the outstanding letters of credit and increasing the borrowing capacity under the Revolver by $8,635,000 at that date.

The Revolver contains various affirmative and negative covenants, including, but not limited to a financial covenant for the Company to maintain at least $30,000,000 of trailing 13-period EBITDA, as defined in the Revolver, and limits the Company’s ability to make capital expenditures.

The average interest rate on aggregate borrowings of the Company’s long-term debt for the year-to-date period through October 3, 2010 was 11.5% compared to the average interest rate on aggregate borrowings for the year-to-date period through October 4, 2009 of 11.6%.

Our debt agreements place restrictions on the Company’s ability and the ability of its subsidiaries to: (i) incur additional indebtedness or issue certain preferred stock; (ii) repay certain indebtedness prior to stated maturities; (iii) pay dividends or make other distributions on, redeem or repurchase capital stock or subordinated indebtedness; (iv) make certain investments or other restricted payments; (v) enter into transactions with affiliates; (vi) issue stock of subsidiaries; (vii) transfer, sell or consummate a merger or consolidation of all, or substantially all, of the Company's assets; (viii) change lines of business; (ix) incur dividend or other payment restrictions with regard to restricted subsidiaries; (x) create or incur liens on assets to secure debt; (xi) dispose of assets; (xii) restrict distributions from subsidiaries; (xiii) make certain acquisitions; (xiv) make capital expenditures; or (xv) amend the terms of the Secured Notes and the 10% Senior Notes.  As of October 3, 2010 we were in compliance with the covenants contained in our debt agreements.

Guaranteed Letter of Credit

On September 10, 2010, the Company’s letter of credit amounting to $8,635,000 issued under the Revolver for the benefit of its workers’ compensation provider was cancelled and replaced with a new letter of credit to the same provider for the same amount under a credit facility entered into and guaranteed by an affiliate of the Company’s controlling equity holder.  This new letter of credit will be in force through December 9, 2011 and contains certain renewal provisions for extension beyond that date.

The new letter of credit may only be drawn down if the Company fails to pay its workers’ compensation claims in the ordinary course of business. The prior letter of credit had the same draw-down condition. In the event the Company fails to make payments due on its workers’ compensation claims and the new letter of credit is drawn upon, the affiliated guarantor of the letter of credit will reimburse the third party letter of credit provider, and the Company has agreed to reimburse the affiliated guarantor for such amounts. There has never been a draw on the letters of credit provided for our workers' compensation plans, and the Company does not expect that there will be a draw on the new letter of credit.

 (12) Income Taxes

The effective income tax rates for the third quarters ended October 3, 2010 and October 4, 2009 were 28.3% and (1.3)% respectively.  Our rates differ from the statutory rate primarily due to a valuation allowance against deferred tax deductions, losses and credits.  The effective income tax rate for the third quarter and year-to-date period ended October 3, 2010 reflects $4,950,000 of current federal tax benefit and $67,000 of current state tax expense.  In addition, the income tax rate reflects $32,000 of state tax benefit, $28,000 of state interest benefit and $55,000 of state tax penalty on uncertain tax positions for both the third quarter and the year-to-date period ended October 3, 2010.  Tax legislation enacted in 2009 allowed the Company to elect a carry back of certain net operating losses up to five years rather than the previous two year carry back period.  In the third quarter ended October 3, 2010 the Company recognized a $4,724,000 current federal tax benefit as a result of this election, which is discussed further in Note 13, “P&MC’s Holding LLC Equity Plan and Other Related Party Transactions” below.

A reconciliation of the change in the gross unrecognized tax benefits from December 28, 2009 to October 3, 2010 is as follows (in thousands):

2010

Unrecognized tax benefit - beginning of fiscal year	$1,153
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Additions for tax positions of current year	-
Reductions due to settlements	-
Reductions for lapse of statute of limitations	(513)
Unrecognized tax benefit - as of October 3, 2010	$640

As of October 3, 2010 and December 27, 2009 the Company had approximately $466,000 and $943,000 respectively of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate except for approximately $0 and $160,000 respectively that was subject to tax indemnification from the predecessor owner.  As of  October 3, 2010 and December 27, 2009  the Company had $472,000 and $805,000 respectively of unrecognized tax benefits reducing federal and state net operating loss carry forwards and federal credit carry forwards that, if recognized, would be subject to a valuation allowance.  The Company estimates that the total amount of its gross unrecognized tax benefits will decrease between $540,000 and $640,000 within the next 12 months due to federal and state settlements and expiration of statutes.

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

Stock-based compensation expense for the quarterly and year-to-date periods ended October 3, 2010 and October 4, 2009 was not significant.

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

Other Related Party Transactions

P&MC’s Real Estate Holding LLC

In September 2009, P&MC’s Real Estate Holding LLC (“RE Holding”), the indirect parent of the Company, purchased a building in California that was being leased by the Company for the operation of a Marie Callender’s restaurant. As part of the transaction, RE Holding assumed the obligation under the existing ground lease (the “Ground Lease”), and the Company’s existing sublease of the premises was terminated.  As a result, the related capital lease asset and capital lease liability were derecognized, and the Company recognized the $1,019,000 difference between these amounts as a credit to additional paid-in capital. RE Holding allowed the Company to continue to use the premises for one year and deferred collection of $20,000 of monthly building rent as long as the Company continued to pay the rent due under the Ground Lease.

Effective September 1, 2010, the Company and RE Holding entered into a new sublease agreement whereby the Company will pay RE Holding $30,000 monthly rent for the building through May 2042 (the “Building Lease”), and the Company will continue to pay the monthly rent due under the Ground Lease. Both the Building Lease and the Ground Lease expire in May 2042. The Ground Lease is accounted for as an operating lease.

The Building Lease is being accounted for as a capital lease with an initial asset and related liability of $2,375,000. As of October 3, 2010, future minimum payments under the Building Lease and the Ground Lease were approximately $11,370,000 and $6,181,000, respectively. Amounts representing future interest under the capital lease at a rate of approximately 15.2% total approximately $9,023,000.

Settlement with Former Owner

On August 25, 2010, P&MC’s Holding LLC, the Company’s indirect parent, and affiliates of Castle Harlan reached an agreement involving a lawsuit with a member of P&MC’s Holding LLC and former owner of the direct parent of the Company.  As part of this settlement, an affiliate of Castle Harlan purchased the member’s units in P&MC’s Holding LLC, and P&MC’s Holding Corp., an indirect parent of the Company, agreed to file for approximately $4,724,000 of tax refunds (the “Refunds”) with respect to the tax period ended September 21, 2005 to utilize certain net operating losses (“NOLs”) of P&MC’s Holding Corp., made possible by recent changes in the tax code.

Under the terms of the 2005 purchase and sale agreement pursuant to which P&MC’s Holding Corp. acquired the stock of the Company’s direct parent (the “2005 Purchase Agreement”), P&MC’s Holding Corp. is not obligated to carry back its NOLs; however, if P&MC’s Holding Corp. elected to carry back its NOLs to any period prior to P&MC’s Holding Corp.’s acquisition of the Company, it is required under the terms of the 2005 Purchase Agreement to turn over any resulting refunds to the former owners of the Company’s direct parent.  As a part of the settlement, certain indemnities under the 2005 Purchase Agreement were modified and the Company’s indirect parent agreed to file for the Refunds and remit the $4,724,000 to the former owners.

Prior to the settlement, the Company and its direct parent had no intention of filing for the Refunds because they were neither required to do so nor entitled to retain the Refunds.  Additionally, there was no expectation that any of the NOLs would otherwise benefit the Company.  A full valuation allowance had been recorded for these NOLs.  Accordingly, the settlement does not have an adverse impact on the Company’s cash flows or financial position.

On August 30, 2010, the Company and P&MC’s Holding Corp. filed for the tax refunds and the net refund amount of approximately $4,724,000 was received on September 20, 2010.  The associated income tax benefit for the realization of these previously reserved NOLs have been reflected in the Company’s statements of operations for the quarter ended October 3, 2010.

After deducting certain expenses, the Company was required to pay approximately $4,555,000 to the former owners, which is reported in the accompanying consolidated statements of operations as Settlement with Former Owner. The related liability, which was paid to the former owners on October 4, 2010, is included in accrued expenses in the accompanying consolidated balance sheets.

Guaranteed Letter of Credit

On September 10, 2010, the Company's workers' compensation provider was given a new letter of credit under a credit facility entered into and guaranteed by an affiliate of the Company’s controlling equity. This letter of credit is more fully discussed in Note 11, “Long-Term Debt” above.

(14) Deficit

A summary of the changes in deficit for the year-to-date periods ended October 3, 2010 and October 4, 2009 is provided below (in thousands):

	Year-to-Date Ended October 3, 2010
				Accumulated
		Additional		Other	Total PMCI
	Common	Paid-in	Accumulated	Comprehensive	Stockholder's	Non-controlling	Total
	Stock	Capital	Deficit	Income	Deficit	Interests	Deficit

Balance, December 27, 2009	$1	150,870	(329,333)	45	(178,417)	308	(178,109)

Distributions to non-controlling interest holders	-	-	-	-	-	(190)	(190)

Net loss	-	-	(38,108)	-	(38,108)	(2)	(38,110)
Currency translation adjustment	-	-	-	9	9	-	9
Total comprehensive loss							(38,101)

Balance, October 3, 2010	$1	150,870	(367,441)	54	(216,516)	116	(216,400)

	Year-to-Date Ended October 4, 2009
				Accumulated
		Additional		Other	Total PMCI
	Common	Paid-in	Accumulated	Comprehensive	Stockholder's	Non-controlling	Total
	Stock	Capital	Deficit	Income (Loss)	Deficit	Interests	Deficit

Balance, December 28, 2008	$1	149,851	(293,114)	(4)	(143,266)	215	(143,051)

Lease termination by related party (non-cash)	-	1,019	-	-	1,019	-	1,019

Distributions to non-controlling interest holders	-	-	-	-	-	(104)	(104)

Net (loss) earnings	-	-	(26,882)	-	(26,882)	74	(26,808)
Currency translation adjustment	-	-	-	49	49	-	49
Total comprehensive loss							(26,759)

Balance, October 4, 2009	$1	150,870	(319,996)	45	(169,080)	185	(168,895)

(15) Condensed Consolidated Financial Information

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

Consolidating Statement of Operations for the Quarter ended October 3, 2010 (unaudited; in thousands):

			Non-		Consolidated
	Issuer	Guarantor	Guarantors	Eliminations	PMCI

REVENUES:
Food sales	$66,063	31,274	4,959	-	102,296
Franchise and other revenue	4,600	1,804	-	-	6,404
Total revenues	70,663	33,078	4,959	-	108,700

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	16,285	8,424	1,290	-	25,999
Labor and benefits	22,909	12,730	1,896	-	37,535
Operating expenses	19,121	11,310	2,156	-	32,587
General and administrative	8,276	1,239	-	-	9,515
Settlement with former owner	4,555	-	-	-	4,555
Depreciation and amortization	3,599	1,049	170	-	4,818
Interest, net	10,254	82	-	-	10,336
Asset impairments and closed store expenses	15	624	3	-	642
Other, net	(62)	21	-	-	(41)
Total costs and expenses	84,952	35,479	5,515	-	125,946
Loss before income taxes	(14,289)	(2,401)	(556)	-	(17,246)
Benefit from income taxes	4,888	-	-	-	4,888
Net loss	(9,401)	(2,401)	(556)	-	(12,358)
Less: net earnings (loss) attributable to non-controlling interests	-	1	(10)	-	(9)
Equity in loss of subsidiaries	(2,957)	-	-	2,957	-
Net loss attributable to Perkins & Marie Callender's Inc.	$(12,358)	(2,402)	(546)	2,957	(12,349)

Consolidating Statement of Operations for the Quarter ended October 4, 2009 (unaudited; in thousands):

			Non-		Consolidated
	Issuer	Guarantor	Guarantors	Eliminations	PMCI

REVENUES:
Food sales	$70,456	33,602	5,028	-	109,086
Franchise and other revenue	4,570	1,814	-	-	6,384
Total revenues	75,026	35,416	5,028	-	115,470

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	18,074	8,728	1,256	-	28,058
Labor and benefits	24,080	13,428	1,966	-	39,474
Operating expenses	19,784	11,368	2,031	-	33,183
General and administrative	8,805	1,508	-	-	10,313
Depreciation and amortization	3,995	1,362	141	-	5,498
Interest, net	10,022	238	-	-	10,260
Asset impairments and closed store expenses	3	191	(7)	-	187
Other, net	(308)	(84)	-	-	(392)
Total costs and expenses	84,455	36,739	5,387	-	126,581
Loss before income taxes	(9,429)	(1,323)	(359)	-	(11,111)
Provision for income taxes	(142)	-	-	-	(142)
Net loss	(9,571)	(1,323)	(359)	-	(11,253)
Less: net loss attributable to non-controlling interests	-	-	(5)	-	(5)
Equity in loss of subsidiaries	(1,682)	-	-	1,682	-
Net loss attributable to Perkins & Marie Callender's Inc.	$(11,253)	(1,323)	(354)	1,682	(11,248)

Consolidating Statement of Operations for the Year-to-Date Period ended October 3, 2010 (unaudited; in thousands):

			Non-		Consolidated
	Issuer	Guarantor	Guarantors	Eliminations	PMCI

REVENUES:
Food sales	$225,181	114,188	17,815	-	357,184
Franchise and other revenue	14,812	6,661	1	-	21,474
Total revenues	239,993	120,849	17,816	-	378,658

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	55,461	30,545	4,709	-	90,715
Labor and benefits	78,614	44,594	6,535	-	129,743
Operating expenses	63,653	38,120	7,083	-	108,856
General and administrative	30,385	4,071	-	-	34,456
Settlement with former owner	4,555	-	-	-	4,555
Depreciation and amortization	12,412	3,807	564	-	16,783
Interest, net	33,957	243	-	-	34,200
Asset impairments and closed store expenses	891	1,847	9	-	2,747
Other, net	(423)	24	-	-	(399)
Total costs and expenses	279,505	123,251	18,900	-	421,656
Loss before income taxes	(39,512)	(2,402)	(1,084)	-	(42,998)
Benefit from income taxes	4,888	-	-	-	4,888
Net loss	(34,624)	(2,402)	(1,084)	-	(38,110)
Less: net loss attributable to non-controlling interests	-	-	(2)	-	(2)
Equity in loss of subsidiaries	(3,486)	-	-	3,486	-
Net loss attributable to Perkins & Marie Callender's Inc.	$(38,110)	(2,402)	(1,082)	3,486	(38,108)

Consolidating Statement of Operations for the Year-to-Date Period ended October 4, 2009 (unaudited; in thousands):

			Non-		Consolidated
	Issuer	Guarantor	Guarantors	Eliminations	PMCI

REVENUES:
Food sales	$244,047	122,183	18,794	-	385,024
Franchise and other revenue	14,961	6,614	-	-	21,575
Total revenues	259,008	128,797	18,794	-	406,599

COSTS AND EXPENSES:
Cost of sales (excluding depreciation shown below):
Food cost	63,837	32,612	4,884	-	101,333
Labor and benefits	81,825	46,922	6,956	-	135,703
Operating expenses	65,562	38,344	7,050	-	110,956
General and administrative	29,885	4,646	-	-	34,531
Depreciation and amortization	13,449	4,492	470	-	18,411
Interest, net	33,318	687	-	-	34,005
Asset impairments and closed store expenses	827	486	82	-	1,395
Other, net	(1,409)	(1,660)	-	-	(3,069)
Total costs and expenses	287,294	126,529	19,442	-	433,265
Income (loss) before income taxes	(28,286)	2,268	(648)	-	(26,666)
Provision for income taxes	(142)	-	-	-	(142)
Net income (loss)	(28,428)	2,268	(648)	-	(26,808)
Less: net earnings attributable to non-controlling interests	-	-	74	-	74
Equity in earnings of subsidiaries	1,620	-	-	(1,620)	-
Net (loss) income attributable to Perkins & Marie Callender's Inc.	$(26,808)	2,268	(722)	(1,620)	(26,882)

Consolidating Balance Sheet as of October 3, 2010 (unaudited; in thousands):

			Non-		Consolidated
	Issuer	Guarantor	Guarantors	Eliminations	PMCI
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,893	936	568	-	9,397
Restricted cash	5,696	-	-	-	5,696
Receivables, less allowances for doubtful accounts	10,905	5,033	7	-	15,945
Inventories	7,968	4,040	187	-	12,195
Prepaid expenses and other current assets	1,889	287	4	-	2,180
Assets held for sale, net	310	-	-	-	310
Total current assets	34,661	10,296	766	-	45,723

PROPERTY AND EQUIPMENT, net	41,040	18,615	2,062	-	61,717
INVESTMENT IN UNCONSOLIDATED PARTNERSHIP	-	10	9	-	19
GOODWILL	23,100	-	-	-	23,100
INTANGIBLE ASSETS, net	145,392	(17)	-	-	145,375
INVESTMENTS IN SUBSIDIARIES	(82,465)	-	-	82,465	-
DUE FROM SUBSIDIARIES	81,291	-	-	(81,291)	-
OTHER ASSETS	12,724	1,130	210	-	14,064
TOTAL ASSETS	$255,743	30,034	3,047	1,174	289,998

LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable	8,987	5,607	491	-	15,085
Accrued expenses	35,154	8,188	1,111	-	44,453
Franchise advertising contributions	5,696	-	-	-	5,696
Current maturities of long-term debt and capital lease obligations	166	174	-	-	340
Total current liabilities	50,003	13,969	1,602	-	65,574

LONG-TERM DEBT, less current maturities	338,434	-	-	-	338,434
CAPITAL LEASE OBLIGATIONS, less current maturities	7,987	5,218	-	-	13,205
DEFERRED RENT	14,324	4,612	56	-	18,992
OTHER LIABILITIES	16,054	8,682	-	-	24,736
DEFERRED INCOME TAXES	45,457	-	-	-	45,457
DUE TO PARENT	-	79,427	1,864	(81,291)	-

DEFICIT:
Common stock	1	-	-	-	1
Preferred stock	-	64,296	-	(64,296)	-
Capital in excess of par	-	9,338	-	(9,338)	-
Additional paid-in capital	150,870	-	-	-	150,870
Treasury stock	-	(137)	-	137	-
Accumulated other comprehensive income	54	-	-	-	54
Accumulated deficit	(367,441)	(155,371)	(591)	155,962	(367,441)
Total Perkins & Marie Callender's Inc. stockholder's deficit	(216,516)	(81,874)	(591)	82,465	(216,516)
Non-controlling interests	-	-	116	-	116
Total deficit	(216,516)	(81,874)	(475)	82,465	(216,400)
TOTAL LIABILITIES AND DEFICIT	$255,743	30,034	3,047	1,174	289,998

Consolidating Balance Sheet as of December 27, 2009 (in thousands):

			Non-		Consolidated
	Issuer	Guarantor	Guarantors	Eliminations	PMCI
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,013	1,293	982	-	4,288
Restricted cash	8,110	-	-	-	8,110
Receivables, less allowances for doubtful accounts	11,070	7,048	7	-	18,125
Inventories	8,038	2,793	231	-	11,062
Prepaid expenses and other current assets	1,613	248	3	-	1,864
Total current assets	30,844	11,382	1,223	-	43,449

PROPERTY AND EQUIPMENT, net	52,217	20,530	2,472	-	75,219
INVESTMENT IN UNCONSOLIDATED PARTNERSHIP	-	41	9	-	50
GOODWILL	23,100	-	-	-	23,100
INTANGIBLE ASSETS, net	146,889	124	-	-	147,013
INVESTMENTS IN SUBSIDIARIES	(78,981)	-	-	78,981	-
DUE FROM SUBSIDIARIES	81,493	-	-	(81,493)	-
OTHER ASSETS	14,321	1,543	210	-	16,074
TOTAL ASSETS	$269,883	33,620	3,914	(2,512)	304,905

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$7,946	6,074	637	-	14,657
Accrued expenses	30,628	9,635	1,342	-	41,605
Franchise advertising contributions	4,327	-	-	-	4,327
Current maturities of long-term debt and capital lease obligations	186	317	-	-	503
Total current liabilities	43,087	16,026	1,979	-	61,092

LONG-TERM DEBT, less current maturities	326,042	-	-	-	326,042
CAPITAL LEASE OBLIGATIONS, less current maturities	8,085	2,969	-	-	11,054
DEFERRED RENT	12,263	4,765	64	-	17,092
OTHER LIABILITIES	13,366	8,911	-	-	22,277
DEFERRED INCOME TAXES	45,457	-	-	-	45,457
DUE TO PARENT	-	80,421	1,072	(81,493)	-

EQUITY (DEFICIT):
Common stock	1	-	-	-	1
Preferred stock	-	64,296	-	(64,296)	-
Capital in excess of par	-	9,338	-	(9,338)	-
Additional paid-in capital	150,870	-	-	-	150,870
Treasury stock	-	(137)	-	137	-
Accumulated other comprehensive income	45	-	-	-	45
Accumulated (deficit) earnings	(329,333)	(152,969)	491	152,478	(329,333)
Total Perkins & Marie Callender's Inc. stockholder's (deficit) investment	(178,417)	(79,472)	491	78,981	(178,417)
Non-controlling interests	-	-	308	-	308
Total equity (deficit)	(178,417)	(79,472)	799	78,981	(178,109)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$269,883	33,620	3,914	(2,512)	304,905

Consolidating Statement of Cash Flows for the Year-to-Date Period ended October 3, 2010 (unaudited; in thousands):

			Non-		Consolidated
	Issuer	Guarantor	Guarantors	Eliminations	PMCI

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,110)	(2,402)	(1,084)	3,486	(38,110)
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Equity in earnings of subsidiaries	3,486	-	-	(3,486)	-
Depreciation and amortization	12,412	3,807	564	-	16,783
Asset impairments	727	1,753	9	-	2,489
Amortization of debt discount	1,352	-	-	-	1,352
Other non-cash income items	(104)	(73)	-	-	(177)
Loss on disposition of assets	164	94	-	-	258
Equity in net loss of unconsolidated partnership	-	31	-	-	31
Net changes in operating assets and liabilities	16,169	(1,023)	(342)	-	14,804
Total adjustments	34,206	4,589	231	(3,486)	35,540
Net cash (used in) provided by operating activities	(3,904)	2,187	(853)	-	(2,570)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,342)	(1,285)	(163)	-	(3,790)
Proceeds from sale of assets	1,002	5	-	-	1,007
Net cash used in investing activities	(1,340)	(1,280)	(163)	-	(2,783)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	24,684	-	-	-	24,684
Repayment of revolving credit facilities	(13,644)	-	-	-	(13,644)
Repayment of capital lease obligations	(118)	(255)	-	-	(373)
Repayment of other debt	-	(15)	-	-	(15)
Distributions to non-controlling interest holders	-	-	(190)	-	(190)
Intercompany financing	202	(994)	792	-	-
Net cash provided by (used in) financing activities	11,124	(1,264)	602	-	10,462
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,880	(357)	(414)	-	5,109

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	2,013	1,293	982	-	4,288
Balance, end of period	$7,893	936	568	-	9,397

Consolidating Statement of Cash Flows for the Year-to-Date Period ended October 4, 2009 (unaudited; in thousands):

			Non-		Consolidated
	Issuer	Guarantor	Guarantors	Eliminations	PMCI

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(26,808)	2,268	(648)	(1,620)	(26,808)
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Equity in loss of subsidiaries	(1,620)	-	-	1,620	-
Depreciation and amortization	13,449	4,492	470	-	18,411
Asset impairments	137	352	82	-	571
Amortization of debt discount	1,184	-	-	-	1,184
Other non-cash income items	(1,035)	(1,392)	-	-	(2,427)
Loss on disposition of assets	690	134	-	-	824
Equity in net loss of unconsolidated partnership	-	25	-	-	25
Net changes in operating assets and liabilities	4,021	(514)	(124)	-	3,383
Total adjustments	16,826	3,097	428	1,620	21,971
Net cash (used in) provided by operating activities	(9,982)	5,365	(220)	-	(4,837)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,918)	(2,312)	(711)	-	(5,941)
Proceeds from sale of assets	487	7	-	-	494
Net cash used in investing activities	(2,431)	(2,305)	(711)	-	(5,447)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	26,501	-	-	-	26,501
Repayment of revolving credit facilities	(16,726)	-	-	-	(16,726)
Repayment of capital lease obligations	(130)	(188)	-	-	(318)
Repayment of other debt	-	(15)	-	-	(15)
Debt financing costs	(142)	-	-	-	(142)
Distributions to non-controlling interest holders	-	-	(104)	-	(104)
Intercompany financing	2,320	(3,158)	838	-	-
Net cash provided by (used in) financing activities	11,823	(3,361)	734	-	9,196
NET DECREASE IN CASH AND CASH EQUIVALENTS	(590)	(301)	(197)	-	(1,088)

CASH AND CASH EQUIVALENTS:
Balance, beginning of period	2,155	1,662	796	-	4,613
Balance, end of period	$1,565	1,361	599	-	3,525

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

Perkins Restaurant & Bakery

Perkins, founded in 1958, serves a variety of demographically and geographically diverse customers for a wide range of dining occasions that are appropriate for the entire family. Perkins continually adapts its menu, product offerings and building décor to meet changing consumer preferences. As of October 3, 2010, Perkins offered a full menu of over 90 assorted breakfast, lunch, dinner, snack and dessert items ranging in price from $3.89 to $11.99, with an average guest check of $8.88 at our Company-operated Perkins restaurants.  Perkins’ signature menu items include our omelettes, secret-recipe real buttermilk pancakes, Mammoth Muffins, the Tremendous Twelve platter, salads, melt sandwiches and Butterball® turkey entrees. Breakfast items, which are available throughout the day, account for approximately half of the entrees sold in our Perkins restaurants.

Perkins is a leading operator and franchisor of full-service family dining restaurants. As of October 3, 2010, we franchised 319 restaurants to 109 franchisees in 31 states and 5 Canadian provinces, and we operated 161 restaurants. The footprint of our Company-operated Perkins restaurants extends over 13 states, with a significant number of restaurants in Minnesota and Florida.  For the trailing fifty-two weeks ended October 3, 2010, our Company-operated Perkins restaurants generated average annual revenues of $1,653,000 per restaurant.

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

For the quarters ended October 3, 2010 and October 4, 2009, average royalties earned per franchised Perkins restaurant were approximately $14,400.  The following numbers of Perkins’ license agreements have expiration dates in the following periods: 2010 —nineteen; 2011 — thirteen; 2012 — five; 2013 — eight; and 2014 — eighteen. Upon the expiration of their license agreements, franchisees typically apply for and receive new license agreements. Franchisees pay a license agreement renewal fee of $5,000 to $7,500 depending on the length of the renewal term.

Marie Callender’s Restaurant and Bakery

Marie Callender’s is a mid-priced casual dining concept. Founded in 1948, it has one of the longest operating histories within the full-service dining sector. Marie Callender’s is known for serving quality food in a warm, pleasant atmosphere and for its premium pies that are baked fresh daily. As of October 3, 2010, the Company offered a full menu of over 50 items ranging in price from $4.99 to $18.29. Marie Callender’s signature menu items include pot pies, quiches, a plentiful salad bar and Sunday brunch.

Marie Callender’s operates primarily in the western United States. As of October 3, 2010, we franchised 37 restaurants to 25 franchisees located in four states and Mexico, and we operated 90 Marie Callender’s restaurants. The footprint of our Company-operated Marie Callender’s restaurants extends over nine states with 61 restaurants located in California.  For the trailing fifty-two weeks ended October 3, 2010, our Company-operated Marie Callender’s restaurants generated average annual revenues of $1,985,000 per restaurant.

The following table presents the concept name and number of Marie Callender’s restaurants operated by the Company and our franchisees:

	Company-
Restaurant Name	operated	Partnerships	Franchised	Total

Marie Callender's	75	12	36	123
Marie Callender's Grill	-	-	1	1
Callender's Grill	2	-	-	2
East Side Mario's	1	-	-	1
Total	78	12	37	127

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

For the quarters ended October 3, 2010 and October 4, 2009, average royalties earned per franchised restaurant were approximately $17,400 and $17,500, respectively.  The following numbers of Marie Callender’s franchise agreements have expiration dates in the following periods: 2010 — two; 2011 — one; 2012 — four; 2013— one; and 2014 — none. Upon the expiration of their franchise agreements, franchisees typically apply for and receive new franchise agreements and pay a franchise agreement renewal fee of $2,500.

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

In comparison to the third fiscal quarter of 2009, comparable sales at Perkins’ Company-operated restaurants decreased by 2.8% and comparable sales at Marie Callender’s Company-operated restaurants decreased by 4.1%. The business environment since the second half of 2008 has been challenging for the family and casual dining segments of the restaurant industry due to prevailing macroeconomic factors. Largely as a result of a decline in guest counts, we experienced a decrease in comparable sales for both Perkins and Marie Callender’s in the quarters ended October 3, 2010 and October 4, 2009. We believe that ongoing uncertainties in the economy and high unemployment levels have continued to adversely affect our guest counts and, in turn, our operating results, cash flows from operations and profitability.  We anticipate that these market conditions will continue to affect our business as consumers are expected to remain cautious in the currently suppressed economic environment.

OPERATIONS, FINANCIAL POSITION AND LIQUIDITY

Our principal sources of liquidity include cash, available borrowings under our $26,000,000 revolving credit facility (the “Revolver”) and cash generated by operations.  Our principal uses of liquidity are costs and expenses associated with our restaurant and manufacturing operations, debt service payments and capital expenditures.  At October 3, 2010, we had a negative working capital balance of $19,851,000 and total PMCI stockholder’s deficit of $216,516,000.  Furthermore, at October 3, 2010, we had $9,397,000 in unrestricted cash and $2,206,000 of borrowing capacity under our Revolver.

Over the last three years, we have experienced continued declines in comparable restaurant sales and profitability that have adversely impacted our liquidity position. We believe that this continued decline is primarily attributed to increased competition, the ongoing weakness in the economy, high unemployment levels, continued depressed residential real estate values, especially in some of our larger markets, and the level of home foreclosures, which have adversely affected our guest counts and, in turn, our sales and operating results.

Our operations and liquidity needs are seasonal in nature.  Historically, we have generated a significant portion of our operating cash flow in the first and fourth quarters, with these two quarters in total contributing 60% and 63% of our annual operating cash flows in 2008 and 2009.  The fourth quarter is typically our strongest income generating quarter due to substantial holiday traffic and seasonal pie sales.  In anticipation of these sales and guest traffic, we increase personnel and inventories, and therefore liquidity is normally at its lowest point at the end of the third quarter.

Our ability to fund our operations and service our debt through 2011will depend, in large part, on our ability to improve profitability and liquidity.  Management has initiated actions to improve its profitability and liquidity by reducing overall planned capital expenditures, managing the timing of payments of certain operating expenses, eliminating certain employee benefits, and reducing certain general and administrative expenses.  Management has recently implemented advertising and promotional programs at both restaurant brands, in an effort to improve comparable restaurant sales and profitability.  In addition, management is working to increase profits at Foxtail, by replacing less profitable contracts that were terminated in 2009, with more profitable sales contracts.  In addition, we are carefully reviewing menu prices at our restaurants, and we will increase menu prices, where feasible. There can be no assurance, however, that such actions will result in improved profitability and liquidity.

In September 2010, the controlling equity holder of P&MC’s Holding LLC, our indirect parent, finalized an agreement with a third party whereby the third party provided a new letter of credit of approximately $8,635,000 for the benefit of an insurance company that provides workers’ compensation insurance for the Company.  The new letter of credit was guaranteed by one of the equity holder’s affiliates, and the Company signed an agreement to reimburse the affiliate for any amounts paid under the guaranty.  This new letter of credit has been renewed through December 9, 2011, and contains certain renewal provisions for extension beyond that date.  Prior to the new letter of credit, the Company had an existing letter of credit in place under its Revolver for the benefit of this same insurance company.  When this new letter of credit agreement was put in place, the Company cancelled the existing letter of credit provided under its Revolver, thereby increasing our incremental borrowing capacity by approximately $8,635,000 to fund our liquidity needs.

The cancelled letter of credit and the new letter of credit that replaced it are not drawn down unless the Company fails to pay its workers’ compensation claims in the ordinary course of business.  In the event the Company fails to make payments due on its workers’ compensation claims and the new letter of credit is drawn upon, the guarantor of the letter of credit will reimburse the third party letter of credit provider, and the Company has agreed to reimburse the guarantor for such amounts.  However, there has never been a draw on the letters of credit provided for our workers’ compensation plans, and the Company does not expect that there will be a draw on the new letter of credit.

Management expects the initiatives discussed above combined with the Company’s cash provided by operations and borrowing capacity under the Revolver (which includes the additional availability as a result of the new letter of credit agreement) to provide sufficient liquidity for at least the next twelve months.  However, there can be no assurance as to whether these or other actions will enable us to improve our profitability and liquidity in the fourth quarter and through 2011, and therefore, we may not be able to fund our operations and service our debt without accessing outside sources of additional liquidity.  Alternate sources of liquidity may include additional borrowings or capital contributions.  However, the Company currently has no such commitments or plans, and there can be no assurance that the Company will be able to access acceptable alternative financing.

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

Quarter Ended October 3, 2010 Compared to the Quarter Ended October 4, 2009

The following table reflects certain data for the quarter ended October 3, 2010 compared to the quarter ended October 4, 2009.  The consolidated information is derived from the accompanying consolidated statements of operations.  Data from the Company’s segments – restaurant operations, franchise operations, Foxtail and other – is included for comparison.  The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable revenue amount (food cost as a percentage of food sales; labor and benefits and operating expenses as a percentage of total revenues in the restaurant operations and franchise operations segments and as a percentage of food sales in the Foxtail segment).  The food cost ratio in the consolidated results reflects the elimination of intersegment food cost of $3,825,000 and $4,057,000 in the third quarters of 2010 and 2009, respectively.

	Consolidated Results		Restaurant Operations		Franchise Operations
	Quarter Ended		Quarter Ended		Quarter Ended
	October 3,	October 4,	October 3,	October 4,	October 3,	October 4,
	2010	2009	2010	2009	2010	2009

Food sales	$106,121	113,143	95,527	99,781	-	-
Franchise and other revenue	6,404	6,384	-	-	5,243	5,259
Intersegment revenue	(3,825)	(4,057)	-	-	-	-
Total revenues	108,700	115,470	95,527	99,781	5,243	5,259

Food cost	25.4%	25.7%	25.4%	24.4%	-	-
Labor and benefits	34.5%	34.2%	37.8%	37.8%	-	-
Operating expenses	30.0%	28.7%	32.4%	31.3%	9.9%	9.0%

Segment (loss) income	$(12,349)	(11,248)	578	2,252	4,725	4,786

	Foxtail (a)		Other (b)
	Quarter Ended		Quarter Ended
	October 3,	October 4,	October 3,	October 4,
	2010	2009	2010	2009

Food sales	$10,594	13,362	-	-
Franchise and other revenue	-	-	1,161	1,125
Intersegment revenue	(3,825)	(4,057)	-	-
Total revenues	6,769	9,305	1,161	1,125

Food cost	52.9%	57.9%	-	-
Labor and benefits	12.8%	12.5%	5.8%	6.0%
Operating expenses	10.4%	11.4%	-	-

Segment (loss) income	$1,034	903	(18,686)	(19,189)

(a)
The percentages for food cost, labor and benefits and operating expenses, as presented above, represent manufacturing costs at Foxtail. Foxtail’s selling, general and administrative expenses are included in general and administrative expenses in the consolidated statements of operations and in the Foxtail segment income or loss presented above.

(b)
Licensing revenue of $1,115,000 and $1,081,000 for the third quarters of 2010 and 2009, respectively, is included in the other segment revenues. The other segment loss includes corporate general and administrative expenses, interest expense and other non-operational expenses. For details of the other segment loss, see Note 10, “Segment Reporting” in the Notes to Consolidated Financial Statements.

Overview

Our revenues are derived primarily from restaurant operations, franchise royalties and the sale of bakery products produced by Foxtail. Sales from Foxtail to Company-operated restaurants are eliminated in the accompanying consolidated statements of operations. Segment revenues as a percentage of total revenues were as follows:

	Percentage of Total Revenues
	Quarter	Quarter
	Ended	Ended
	October 3,	October 4,
	2010	2009

Restaurant operations	87.9%	86.4%
Franchise operations	4.8%	4.6%
Foxtail	6.2%	8.1%
Other	1.1%	0.9%
Total revenues	100.0%	100.0%

Restaurant Operations Segment

The operating results of the restaurant segment are impacted mainly by the following factors: general economic conditions, competition, our comparable store sales, which are driven by our comparable customer counts and our guest check average, restaurant openings and closings, commodity prices, energy prices, our ability to manage operating expenses such as food cost, labor and benefits, weather and governmental legislation.

Total restaurant segment revenues decreased by approximately $4,254,000 in the third quarter of 2010 as compared to the third quarter of 2009, due primarily to lower comparable restaurant sales.  Comparable sales for the third quarter of 2010 decreased by 2.8% at Company-operated Perkins restaurants and by 4.1% at Company-operated Marie Callender’s restaurants. These declines in comparable sales resulted primarily from a decrease in comparable guest counts due to changes in consumer spending habits resulting from continuing economic uncertainties. Since the end of the third quarter of 2009, the Company has closed two Marie Callender’s restaurants and two Perkins Restaurants.

Restaurant segment profit decreased by $1,674,000 in the third quarter of 2010 compared to the third quarter of 2009.  The decrease was primarily due to the decrease in comparable sales and higher food costs.

Franchise Operations Segment

The operating results of franchise operations are mainly impacted by the same factors as those impacting the Company’s restaurant segment, excluding the operating cost factors since franchise segment profit is earned primarily through royalty income.

Franchise revenues decreased by approximately $16,000 in the third quarter of 2010 compared to the third quarter of 2009, primarily due to decreases in franchise fees and renewal fees during the third quarter of 2010.

Franchise segment profit decreased by $61,000 in the third quarter of 2010 compared to the prior year due primarily to the decrease in revenues and an increase in operating expenses. This increase in operating expenses was driven by an increase in bad debt expense, partially offset by lower store opening support expenses.

Since the end of the third quarter of 2009, Perkins’ franchisees have opened five restaurants and closed one restaurant.  Over the same time period, two franchised Marie Callender’s restaurants have closed.

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

Foxtail’s revenues, net of intercompany sales, decreased by $2,536,000 compared to the third quarter of 2009 due primarily to a difference in the timing of seasonal sales to franchised Perkins and Marie Callender’s restaurants which historically have been made during the third quarter but will be made during the fourth quarter of 2010 and discontinued sales to two external customers whose purchases typically resulted in lower-than-average margins to Foxtail.  The segment had income of $1,034,000 in the third quarter of 2010 compared to income of $903,000 in the third quarter of 2009 due principally to higher sales margins and lower administrative expenses.

Revenues

Consolidated total revenues decreased by $6,770,000 in the third quarter of 2010 compared to the third quarter of 2009. The decrease was due to decreases in sales of $4,254,000 in the restaurant segment, decreases in franchise revenues of $16,000 and a $2,536,000 decrease in sales in the Foxtail segment. These decreases were partially offset by a $36,000 increase in licensing and other revenues. Total revenues of approximately $108,700,000 in the third quarter of 2010 were 5.9% lower than total revenues of approximately $115,470,000 in the third quarter of 2009.

Restaurant segment sales of $95,527,000 and $99,781,000 in the third quarters of 2010 and 2009, respectively, accounted for 87.9% and 86.4% of total revenues, respectively.  Due to the decline in total revenues, total restaurant segment sales increased as a percentage of total revenues, despite an overall 3.3% decrease in comparable sales at Company-operated Perkins and Marie Callender’s restaurants.

Franchise segment revenues of $5,243,000 and $5,259,000 in the third quarters of 2010 and 2009, respectively, accounted for 4.8% and 4.6% of total revenues, respectively. The $16,000 decline in revenues during the third quarter of 2010 was primarily due to a decline in franchise fees and renewal fees.

Foxtail revenues, net of intercompany sales, of $6,769,000 and $9,305,000 in the third quarters of 2010 and 2009, respectively, accounted for 6.2% and 8.1% of total revenues, respectively.  The decline in revenues was primarily due to a difference in the timing of seasonal sales to franchised Perkins and Marie Callender’s restaurants which historically have been made during the third quarter but will be made during the fourth quarter of 2010 and discontinued sales to two external customers, whose purchases typically resulted in lower-than-average margins to Foxtail.

Costs and Expenses

Food Cost

Consolidated food cost was 25.4% and 25.7% of food sales in the third quarters of 2010 and 2009, respectively. Restaurant segment food cost was 25.4% and 24.4% of food sales in the third quarters of 2010 and 2009, respectively, while food cost in the Foxtail segment was 52.9% and 57.9% of food sales in the third quarters of 2010 and 2009, respectively. The increase of 1.0 percentage point in the restaurant segment is primarily due to higher sugar, pork, coffee, dairy, seafood and egg costs. The decrease of 5.0 percentage points in the Foxtail segment is primarily due to higher sales margins and improved pie manufacturing efficiencies.

Labor and Benefits Expenses

Consolidated labor and benefits expenses were 34.5% and 34.2% of total revenues in the third quarters of 2010 and 2009, respectively. Restaurant segment labor and benefits, as a percentage of total revenues, remained constant at 37.8% in the third quarter of 2010. In the Foxtail segment, labor and benefits, as a percentage of food sales, increased by 0.3 percentage points to 12.8% from 12.5% for the third quarters of 2010 and 2009, respectively. This increase was due primarily to the impact of fixed labor and benefit costs on a lower sales base as labor and benefits expenses for this segment decreased by approximately $314,000 during the third quarter of 2010.

Operating Expenses

Total operating expenses of $32,587,000 in the third quarter of 2010 decreased by $596,000 as compared to the third quarter of 2009. The most significant components of operating expenses were rent, utilities and advertising expenses. Total operating expenses, as a percentage of total sales, were 30.0% and 28.7% in the third quarters of 2010 and 2009, respectively. Approximately 95.0% and 94.0% of total operating expenses in the third quarters of 2010 and 2009, respectively, were incurred in the restaurant segment. In the restaurant segment, operating expenses, as a percentage of total revenues, increased from 31.3% to 32.4% primarily due to a decline in revenues and increases in advertising expenses and utilities.  Operating expenses in the Foxtail segment decreased by 1.0 percentage point as a percentage of Foxtail sales due primarily to the decrease in Foxtail segment revenues.

General and Administrative Expenses

The most significant components of general and administrative (“G&A”) expenses were corporate labor and benefits, occupancy costs, audit fees and legal fees. Consolidated G&A expenses were 8.8% and 8.9% of total revenues in the third quarters of 2010 and 2009, respectively.  This decrease is primarily due to lower incentive compensation accruals and legal costs.

Settlement with Former Owner

In the third quarter of 2010, we expensed a $4,555,000 payment to the former owners of the Company’s direct parent as part of an agreement involving a lawsuit commenced by a member of P&MC’s Holding LLC and former owner of the direct parent of the Company. This settlement is discussed in detail in Note 13, “P&MC’s Holding LLC Equity Plan and Other Related Party Transactions” in the Notes to Consolidated Financial Statements and did not have an adverse impact on the Company’s cash flows or financial position.

Depreciation and Amortization

Depreciation and amortization expense was $4,818,000 and $5,498,000 in the third quarters of 2010 and 2009, respectively.

Interest, net

Interest, net was $10,336,000 (9.5% of total revenues) in the third quarter of 2010, compared to $10,260,000 (8.9% of total revenues) in the third quarter of 2009. This expense increased due to an approximate $9,245,000 increase in the average debt outstanding during the third quarter of 2010 as compared to the third quarter of 2009.

Asset Impairments and Closed Store Expenses

Asset impairments and closed store expenses consist primarily of the write-down to fair value for impaired stores and adjustments to the reserve for closed stores.  During the third quarters of 2010 and 2009, we recorded expenses of $642,000 and $187,000, respectively, for asset impairment and store closures.

During the third quarter of 2010, we closed two company-operated restaurants as a result of lease terminations. Additionally, one restaurant was closed and the location is being offered for sub-lease.  The future sublease rentals are expected to exceed the future minimum rents under the building lease. Only one restaurant was closed in the prior year.  The Company currently plans to close a minimum of eight restaurants over the next year as a result of lease expirations and one restaurant which the Company plans to offer for sublease. In addition, leases on five properties that are either vacant or sub-leased to third parties are scheduled to expire within the next twelve months.

Other, net

Other, net included income of $41,000 in the third quarter of 2010 compared to income of $392,000 in the third quarter of 2009.  The decrease in income is due primarily to a decrease in investment gains on the Company’s deferred compensation plan and an increase in excess property costs.

Taxes

The effective income tax rates for the third quarters ended October 3, 2010 and October 4, 2009 were 28.3% and (1.3)% respectively. Our rates differ from the statutory rate primarily due to a valuation allowance against deferred tax deductions, losses and credits.  The effective income tax rate for the third quarter ended October 3, 2010 reflects $4,950,000 of current federal tax benefit and $67,000 of current state tax expense.  In addition, the income tax rate reflects $32,000 of state tax benefit, $28,000 of state interest benefit and $55,000 of state tax penalty on uncertain tax positions for the third quarter ended October 3, 2010.  Tax legislation enacted in 2009 allowed the Company to elect a carry back of certain net operating losses up to five years rather than the previous two year carry back period.  In the third quarter ended October 3, 2010 the Company recognized a $4,724,000 current federal tax benefit as a result of this election, which is discussed further in Note 13, “P&MC’s Holding LLC Equity Plan and Other Related Party Transactions” in the Notes to Consolidated Financial Statements.

Year-to-Date Period Ended October 3, 2010 Compared to the Year-to-Date Period Ended October 4, 2009

The following table reflects certain data for the year-to-date period ended October 3, 2010 compared to the year-to-date period ended October 4, 2009.  The consolidated information is derived from the accompanying consolidated statements of operations.  Data from the Company’s segments – restaurant operations, franchise operations, Foxtail and other – is included for comparison.  The ratios presented reflect the underlying dollar values expressed as a percentage of the applicable revenue amount (food cost as a percentage of food sales; labor and benefits and operating expenses as a percentage of total revenues in the restaurant operations and franchise operations segments and as a percentage of food sales in the Foxtail segment).  The food cost ratio in the consolidated results reflects the elimination of intersegment food cost of $13,869,000 and $14,345,000 in the year-to-date periods of 2010 and 2009, respectively.

	Consolidated Results		Restaurant Operations		Franchise Operations
	Year-to-Date Ended		Year-to-Date Ended		Year-to-Date Ended
	October 3,	October 4,	October 3,	October 4,	October 3,	October 4,
	2010	2009	2010	2009	2010	2009

Food sales	$371,053	399,369	336,093	355,501	-	-
Franchise and other revenue	21,474	21,575	-	-	17,202	17,507
Intersegment revenue	(13,869)	(14,345)	-	-	-	-
Total revenues	378,658	406,599	336,093	355,501	17,202	17,507

Food cost	25.4%	26.3%	25.5%	25.3%	-	-
Labor and benefits	34.3%	33.4%	37.2%	36.5%	-	-
Operating expenses	28.7%	27.3%	30.7%	29.5%	9.4%	8.3%

Segment (loss) income	$(38,108)	(26,882)	9,406	16,664	15,592	16,055

	Foxtail (a)		Other (b)
	Year-to-Date Ended		Year-to-Date Ended
	October 3,	October 4,	October 3,	October 4,
	2010	2009	2010	2009

Food sales	$34,961	43,868	-	-
Franchise and other revenue	-	-	4,271	4,068
Intersegment revenue	(13,869)	(14,345)	-	-
Total revenues	21,092	29,523	4,271	4,068

Food cost	53.8%	58.5%	-	-
Labor and benefits	13.1%	13.1%	5.5%	5.9%
Operating expenses	11.7%	10.4%	-	-

Segment (loss) income	$2,608	2,226	(65,714)	(61,827)

(a)
The percentages for food cost, labor and benefits and operating expenses, as presented above, represent manufacturing costs at Foxtail. Foxtail’s selling, general and administrative expenses are included in general and administrative expenses in the consolidated statements of operations and in the Foxtail segment income or loss presented above.

(b)
Licensing revenue of $4,105,000 and $3,889,000 for the year-to-date periods of 2010 and 2009, respectively, is included in the other segment revenues. The other segment loss includes corporate general and administrative expenses, interest expense and other non-operational expenses. For details of the other segment loss, see Note 10, “Segment Reporting” in the Notes to Consolidated Financial Statements.

Overview

Our revenues are derived primarily from restaurant operations, franchise royalties and the sale of bakery products produced by Foxtail. Sales from Foxtail to Company-operated restaurants are eliminated in the accompanying consolidated statements of operations. Segment revenues as a percentage of total revenues were as follows:

	Percentage of Total Revenues
	Year-to-Date	Year-to-Date
	Ended	Ended
	October 3,	October 4,
	2010	2009

Restaurant operations	88.8%	87.4%
Franchise operations	4.5%	4.3%
Foxtail	5.6%	7.3%
Other	1.1%	1.0%
Total revenues	100.0%	100.0%

Restaurant Operations Segment

Total restaurant segment revenues decreased by approximately $19,408,000 in the year-to-date period ended October 3, 2010 as compared to the year-to-date period ended October 4, 2009, due primarily to lower comparable restaurant sales.  Comparable sales for the year-to-date period of 2010 decreased by 4.7% at Company-operated Perkins restaurants and by 6.5% at Company-operated Marie Callender’s restaurants. These declines in comparable sales resulted primarily from a decrease in comparable guest counts due to changes in consumer spending habits resulting from continuing economic uncertainties.  Since the end of the third quarter of 2009, the Company has closed two Marie Callender’s restaurants and two Perkins Restaurants.

Restaurant segment profit decreased by $7,258,000 in the year-to-date period of 2010 compared to a year ago.  The decrease was primarily due to the decrease in comparable sales.

Franchise Operations Segment

Franchise revenues decreased approximately $305,000 in the year-to-date period of 2010 compared to the same period in the prior year. During the year-to-date period ended October 3, 2010, royalty revenue decreased by $396,000 due to a decline in comparable customer counts resulting from changes in consumer spending habits due to continuing economic uncertainties.  This decrease in royalty revenues was partially offset by a $91,000 increase in franchise fees and renewal fees.

Franchise segment profit decreased by $463,000 in the year-to-date period of 2010 compared to the prior year due primarily to the decrease in royalty revenues and an increase in operating expenses, which were partially offset by an increase in transfer and renewal fees. The increase in franchise segment operating expenses was driven by the cost of opening support for five new franchise restaurants.

Since the end of the third quarter of 2009, Perkins’ franchisees have opened five restaurants and closed one restaurant.  Over the same time period, two franchised Marie Callender’s restaurants have closed.

Foxtail Segment

Foxtail’s revenues, net of intercompany sales, decreased by $8,431,000 compared to the year-to-date period of 2009 due primarily to discontinued sales to two external customers, whose purchases typically resulted in lower-than-average margins to Foxtail.  The segment had income of $2,608,000 in 2010 compared to income of $2,226,000 in 2009.  The increase in segment profit resulted primarily from higher sales margins and lower administrative costs.

Revenues

Consolidated total revenues decreased by $27,941,000 in the year-to-date period ended October 3, 2010 compared to the year-to-date period ended October 4, 2009. The decrease was due to decreases in sales of $19,408,000 in the restaurant segment, decreases in franchise revenues of $305,000 in the franchise segment and an $8,431,000 decrease in sales in the Foxtail segment. These decreases were partially offset by a $203,000 increase in licensing and other revenues. Total revenues of approximately $378,658,000 in the year-to-date period of 2010 were 6.9% lower than total revenues of approximately $406,599,000 in the year-to-date period of 2009.

Restaurant segment sales of $336,093,000 and $355,501,000 in the year-to-date periods of 2010 and 2009, respectively, accounted for 88.8% and 87.4% of total revenues, respectively.  Due to the decline in total revenues, total restaurant segment sales increased as a percentage of total revenues, despite an overall 5.4% decrease in comparable sales at Company-operated Perkins and Marie Callender’s restaurants.

Franchise segment revenues of $17,202,000 and $17,507,000 in the year-to-date periods of 2010 and 2009, respectively, accounted for 4.5% and 4.3% of total revenues, respectively. During the year-to-date period of 2010, royalty revenue decreased by $396,000 due to a decline in comparable customer counts at franchised restaurants, while franchise fees and renewal fees increased by $91,000.

Foxtail revenues, net of intercompany sales, of $21,092,000 and $29,523,000 in 2010 and 2009, respectively, accounted for 5.6% and 7.3% of total revenues, respectively.  The decline in revenues was primarily due to discontinued sales to two external customers, whose purchases typically resulted in lower-than-average margins to Foxtail.

Costs and Expenses

Food Cost

Consolidated food cost was 25.4% and 26.3% of food sales in the year-to-date periods of 2010 and 2009, respectively. Restaurant segment food cost was 25.5% and 25.3% of food sales in the year-to-date periods of 2010 and 2009, respectively, while food cost in the Foxtail segment was 53.8% and 58.5% of food sales in the year-to-date periods of 2010 and 2009, respectively. The decrease of 4.7 percentage points in the Foxtail segment is primarily due to higher sales margins and improved pie manufacturing efficiencies.

Labor and Benefits Expenses

Consolidated labor and benefits expenses were 34.3% and 33.4% of total revenues in the year-to-date periods of 2010 and 2009, respectively. Restaurant segment labor and benefits, as a percentage of total revenues, increased by 0.7 percentage points in 2010 due primarily to the decline in revenues.  Actual labor and benefits costs dropped by approximately $4,773,000.  In the Foxtail segment, labor and benefits, as a percentage of food sales, remained constant at 13.1% for the year-to-date periods of 2010 and 2009, respectively.

Operating Expenses

Total operating expenses of $108,856,000 in the year-to-date period of 2010 decreased by $2,100,000 as compared to the year-to-date period 2009. The most significant components of operating expenses were rent, utilities and advertising expenses. Total operating expenses, as a percentage of total sales, were 28.7% and 27.3% in the year-to-date periods of 2010 and 2009, respectively. Approximately 94.8% and 94.6% of total operating expenses in the year-to-date periods of 2010 and 2009, respectively, were incurred in the restaurant segment. In the restaurant segment, operating expenses, as a percentage of total revenues, increased from 29.5% to 30.7% primarily due to the drop in sales combined with increases in real estate taxes and common area maintenance costs.  Operating expenses in the Foxtail segment increased by 1.3 percentage points in 2010 as a percentage of Foxtail sales due primarily to the decrease in Foxtail segment revenues, as operating expenses for this segment decreased by 10.9% in 2010.

General and Administrative Expenses

The most significant components of general and administrative (“G&A”) expenses were corporate labor and benefits, occupancy costs, audit fees and legal fees. Consolidated G&A expenses were 9.1% and 8.5% of total revenues in the year-to-date periods of 2010 and 2009, respectively. This increase of 0.6 percentage points in 2010 is primarily due to the decrease in revenues, as G&A expenses decreased by $75,000 year-over-year.

Settlement with Former Owner

In 2010, we expensed a $4,555,000 payment to the former owners of the Company’s direct parent as part of an agreement involving a lawsuit commenced by a member of P&MC’s Holding LLC and former owner of the direct parent of the Company. This settlement is discussed in detail in Note 13, “P&MC’s Holding LLC Equity Plan and Other Related Party Transactions” in the Notes to Consolidated Financial Statements and did not have an adverse impact on the Company’s cash flows or financial position.

Depreciation and Amortization

Depreciation and amortization expense was $16,783,000 and $18,411,000 in the year-to-date periods of 2010 and 2009, respectively.

Interest, net

Interest, net was $34,200,000 (9.0% of total revenues) in the year-to-date period of 2010, compared to $34,005,000 (8.4% of total revenues) in the year-to-date period of 2009. This expense increased due primarily to an approximate $7,080,000 increase in the average debt outstanding.

Asset Impairments and Closed Store Expenses

Asset impairments and closed store expenses consist primarily of the write-down to fair value for impaired stores and adjustments to the reserve for closed stores.  During the year-to-date periods of 2010 and 2009, we recorded expenses of $2,747,000 and $1,395,000, respectively, for asset impairment and store closures.

During 2010, we closed three company-operated restaurants as a result of lease terminations. Additionally, one restaurant was closed and the location is being offered for sub-lease.  The future sublease rentals are expected to exceed the future minimum rents under the building lease. Only two restaurants were closed in the prior year.  The Company currently plans to close a minimum of eight restaurants over the next year as a result of lease expirations and one restaurant which the Company plans to offer for sublease. In addition, leases on five properties that are either vacant or sub-leased to third parties are scheduled to expire within the next twelve months.

Other, net

Other, net was net income of $399,000 in 2010 compared to income of $3,069,000 in 2009.  The income in 2009 primarily represents cumulative gift card breakage at Marie Callender’s of $1,576,000, which was recognized during the second quarter of 2009, and cumulative gift card breakage at Perkins of $865,000, which was recognized during the first quarter of 2009.  Both gift card programs commenced in 2005.

Taxes

The effective income tax rates for the fiscal year-to-date periods ended October 3, 2010 and October 4, 2009 were 11.4% and (0.5)% respectively.  Our rates differ from the statutory rate primarily due to a valuation allowance against deferred tax deductions, losses and credits.  The effective income tax rate for the year-to-date period ended October 3, 2010 reflects $4,950,000 of current federal tax benefit and $67,000 of current state tax expense.  In addition, the income tax rate reflects $32,000 of state tax benefit, $28,000 of state interest benefit and $55,000 of state tax penalty on uncertain tax positions for the year-to-date period ended October 3, 2010.  Tax legislation enacted in 2009 allowed the Company to elect a carry back of certain net operating losses up to five years rather than the previous two year carry back period.  In the year-to-date period ended October 3, 2010 the Company recognized a $4,724,000 current federal tax benefit as a result of this election, which is discussed further in Note 13, “P&MC’s Holding LLC Equity Plan and Other Related Party Transactions” in the Notes to Consolidated Financial Statements.

CAPITAL RESOURCES AND LIQUIDITY

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. At October 3, 2010, we had $9,397,000 in unrestricted cash and cash equivalents and $2,206,000 of borrowing capacity under our Revolver.

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

Amounts outstanding under the Revolver bear interest, at the Company’s option, at a rate per annum equal to either: (i) the base rate, as defined in the Revolver, plus an applicable margin or (ii) a LIBOR-based equivalent, plus an applicable margin.  For the foreseeable future, the base rate minimum of 5.0% and the LIBOR-based minimum of 3.25% are expected to apply and the applicable margins are expected to be 325 basis points for base rate loans and 425 basis points for LIBOR loans.  As of October 3, 2010, the average annual interest rate on aggregate borrowings under the Revolver was 7.9%, and the Revolver permitted additional borrowings of approximately $2,206,000 (after giving effect to $22,210,000 in borrowings and $1,584,000 in letters of credit outstanding).  The letters of credit are primarily utilized in conjunction with our workers’ compensation insurance programs.

On September 10, 2010, a letter of credit amounting to $8,635,000 was cancelled and replaced with a new letter of credit described below in “Guaranteed Letter of Credit”, thereby reducing the outstanding letters of credit and increasing the borrowing capacity under the Revolver by $8,635,000.

The Revolver contains various affirmative and negative covenants, including, but not limited to a financial covenant for the Company to maintain at least $30,000,000 of trailing 13-period EBITDA, as defined in the Revolver, and limits the Company’s ability to make capital expenditures.

The average interest rate on aggregate borrowings of the Company’s long-term debt for the year-to-date period through October 3, 2010 was 11.5% compared to the average interest rate on aggregate borrowings for the year-to-date period through October 4, 2009 of 11.6%.

Our debt agreements place restrictions on the Company’s ability and the ability of its subsidiaries to: (i) incur additional indebtedness or issue certain preferred stock; (ii) repay certain indebtedness prior to stated maturities; (iii) pay dividends or make other distributions on, redeem or repurchase capital stock or subordinated indebtedness; (iv) make certain investments or other restricted payments; (v) enter into transactions with affiliates; (vi) issue stock of subsidiaries; (vii) transfer, sell or consummate a merger or consolidation of all, or substantially all, of the Company's assets; (viii) change lines of business; (ix) incur dividend or other payment restrictions with regard to restricted subsidiaries; (x) create or incur liens on assets to secure debt; (xi) dispose of assets; (xii) restrict distributions from subsidiaries; (xiii) make certain acquisitions; (xiv) make capital expenditures; or (xv) amend the terms of the Secured Notes and the 10% Senior Notes.  As of October 3, 2010, we were in compliance with the covenants contained in our debt agreements.

Guaranteed Letter of Credit

On September 10, 2010, the Company’s letter of credit amounting to $8,635,000 under the Revolver for the benefit of its workers’ compensation provider was cancelled and replaced with a new letter of credit to the same provider for the same amount under a credit facility that is guaranteed by an affiliate of the Company’s controlling equity holder.  This new letter of credit will be in force through December 9, 2011, and will contain certain renewal provisions for extension beyond that date.

The new letter of credit may only be drawn upon if the Company fails to pay its workers’ compensation claims in the ordinary course of business. The cancelled letter of credit had the same draw-down condition. In the event the Company fails to make such payments and the new letter of credit is drawn upon, the guarantor of the letter of credit will reimburse the third party letter of credit provider, and the Company has agreed to reimburse the guarantor for such amounts. There has never been a draw on the letters of credit provided for our workers’ compensation plans, and the Company does not expect that there will be a draw on the new letter of credit.

See Note 4, “Operations, Financial Condition and Liquidity,” in the Notes to Consolidated Financial Statements for additional information concerning the Guaranteed Letter of Credit.

Working Capital and Cash Flows

At October 3, 2010, we had a negative working capital balance of $19,851,000. Like many other restaurant companies, the Company is able to, and does more often than not, operate with negative working capital. We are able to operate with a substantial working capital deficit because (1) restaurant revenues are received primarily on a cash or near-cash basis with a low level of accounts receivable, (2) rapid turnover results in a limited investment in inventories and (3) accounts payable for food and beverages usually become due after the receipt of cash from the related sales.

The following table sets forth summary cash flow data for the year-to-date periods ended October 3, 2010 and October 4, 2009 (in thousands):

	Year-to-Date	Year-to-Date
	Ended	Ended
	October 3,	October 4,
	2010	2009

Cash flows used in operating activities	$(2,570)	(4,837)
Cash flows used in investing activities	(2,783)	(5,447)
Cash flows provided by financing activities	10,462	9,196

Operating Activities

Cash flows used in operating activities decreased by $2,267,000 for the year-to-date period ended October 3, 2010 compared to the year-to-date period ended October 4, 2009, due primarily to a larger net operating loss and larger increases in inventory balances, which were offset by increases in accounts payable and accrued expenses. The increase in accrued expenses is related to the liability resulting from an agreement involving a lawsuit with a member of P&MC’s Holding LLC and former owner of the direct parent of the Company.  This settlement is discussed in more detail in Note 13, “P&MC’s Holding LLC Equity Plan and Other Related Party Transactions” in the Notes to Consolidated Financial Statements.

Investing Activities

Cash flows used in investing activities for the year-to-date period ended October 3, 2010 were $2,783,000 compared to $5,447,000 for the year-to-date period ended October 4, 2009. Substantially all cash flows used in investing activities were used for capital expenditures.

Capital expenditures consisted primarily of restaurant improvements, restaurant remodels and manufacturing plant improvements. The following table summarizes capital expenditures for each year-to-date period presented (in thousands):

	Year-to-Date	Year-to-Date
	Ended	Ended
	October 3,	October 4,
	2010	2009

New restaurants	$-	156
Restaurant improvements	2,873	3,559
Restaurant remodeling and reimaging	332	1,227
Manufacturing plant improvements	306	560
Other	279	439
Total capital expenditures	$3,790	5,941

Our capital expenditure forecast for the full year of 2010 is approximately $4,200,000 and does not include plans to open any new Company-operated Perkins or Marie Callender’s restaurants.  The principal source of funding for 2010’s capital expenditures is expected to be cash provided by operations and borrowings under our Revolver.

Financing Activities

Cash flows provided by financing activities for the year-to-date period ended October 3, 2010 were $10,462,000 compared to cash flows provided by financing activities of $9,196,000 for the year-to-date period ended October 4, 2009.  The primary cash flows for financing activities in the year-to-date periods of 2010 and 2009 represent net borrowings under the Revolver.

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

CASH CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Cash Contractual Obligations

Our cash contractual obligations presented in the Company’s 2009 Form 10-K/A have not changed materially during the year-to-date period ended October 3, 2010.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors affecting these forward-looking statements include, among others, the following:

•	macroeconomic conditions, consumer preferences and demographic patterns, both nationally and in particular regions in which we operate;

•	our substantial indebtedness;

•	our liquidity and capital resources;

•	competitive pressures and trends in the restaurant industry;

•	prevailing prices and availability of food, labor, raw materials, supplies and energy;

•	a failure to obtain timely deliveries from our suppliers or other supplier issues;

•	our ability to successfully implement our business strategy;

•	relationships with franchisees and the financial health of franchisees;

•	legal proceedings and regulatory matters; and

•	our development and expansion plans.

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

Interest Rate Risk

Our primary market risk is interest rate exposure with respect to our floating rate debt. As of October 3, 2010, our Revolver permitted additional borrowings of approximately $2,206,000 (after giving effect to $22,210,000 in borrowings and $1,584,000 in letters of credit outstanding).  Borrowings under the Revolver are subject to variable interest rates. A 100 basis point change in interest rates (assuming $26,000,000 was outstanding under the Revolver) would impact us by approximately $260,000.  In the future, we may decide to employ a hedging strategy through derivative financial instruments to reduce the impact of adverse changes in interest rates. We do not plan to hold or issue derivative instruments for trading purposes.

Foreign Currency Exchange Rate Risk

We conduct foreign operations in Canada and Mexico. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated and other comprehensive income (loss). As of October 3, 2010, we do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates to be material.

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

In connection with the restatement of our prior financial results, which is more fully described in Note 19 to our Consolidated Financial Statements in our Form 10-K/A filed on June 7, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we reevaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that reevaluation and in light of the restatement of our financial results, we identified a material weakness in our internal control over financial reporting with respect to the determination and review of differences between the income tax bases and financial reporting bases of certain assets and liabilities. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective.

We have implemented improvements in our internal control over financial reporting to address the material weakness in accounting for income taxes.  These improvements include, among other things, improved documentation and analysis regarding the determination and periodic review of deferred income tax amounts and enhancing the documentation around conclusions reached in the implementation of the applicable generally accepted accounting principles.  We are in the process of testing the effectiveness of these improvements in our internal control over financial reporting and plan to complete such evaluation by the end of the current fiscal year.

Changes in Internal Control over Financial Reporting.  Other than those related to accounting for income taxes, there have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the third fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PERKINS & MARIE CALLENDER’S INC.

DATE: November 17, 2010	BY: /s/ Fred T. Grant, Jr.
Fred T. Grant, Jr.
Chief Financial Officer